Form 10QSB
period 2001-06-30
EMAIL MORTGAGE COM INC
filed 2001-09-11
CIK 1128949

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB



   FOR THE QUARTER ENDED JUNE 30, 2001
    COMMISSION FILE NUMBER  333-51058


        EMAIL MORTGAGE.COM, INC.
(Exact name of Registrant as specified in its charter)



    Colorado                   84-1565820
(State or other jurisdiction of          (I.R.S. Employer I.D.)
  incorporation or organization)



5650 Greenwood Plaza Boulevard, Suite 201,
Greenwood Village, CO 80111
Registrant's Telephone Number, including area code
(303) 575-1155


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes__x___                 No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
2,250,000 shares.

Email Mortgage.com, Inc.

Index


Part I        Financial Information         Page
Number

Item 1.

Balance Sheet                                 3

Statements of Loss and Accumulated Deficit    4

Statements of Cash Flows                      5

Footnotes                                     6

Item 2.  Management's Discussion and
  Analysis of Financial Condition and
  Results of Operations                       7

Part II  None

Signatures                                    10

                   Email Mortgage.com, Inc.
                 (A Development Stage Company)
                         Balance Sheet
                         June 30, 2001
                          (Unaudited)

                            ASSETS

Current assets:                                                     2001
  Cash                                                          $       161
                                                                -----------
      Total current assets                                              161
                                                                -----------
                                                                $       161

                     STOCKHOLDERS' EQUITY
Current liabilities:
      Total current liabilities                                 $         -

Loans from related parties                                           68,125


Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                                  -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 2,250,000
  shares issued and outstanding                                       2,250
 Additional paid in capital                                           5,400
 (Deficit) accumulated during
  development stage                                                 (75,614)
                                                                  ---------
                                                                    (67,964)
                                                                  ---------
                                                                $       161


       See accompanying notes to financial statements.

                     Email Mortgage.com, Inc.
                   (A Development Stage Company)
                      Statement of Operations
             Three Months Ended June 30, 2001 and 2000
And For The Period From Inception (March 28, 2000) to June 30, 2001
                            (Unaudited)

                                    Three Months Ended                 Inception To
                              June 30,             June 30,             June 30,
                               2001                 2000                 2001
Revenue:
 Loan processing fees       $   1,100            $       -            $    2,600

Operating expenses:
  Loan processing costs           400                    -                 6,200
  Professional fees             7,550                3,000                21,100
  Consulting services               -                    -                10,000
  Web site design expenses          -                    -                23,500
  Rent                          1,950                    -                 5,400
  Other expenses                  208                   29                12,014
                           ----------          -----------           -----------
                               10,108                3,029                78,214
                           ----------          -----------           -----------
(Loss from operations) and
   net (loss)              $  (9,008)          $    (3,029)          $   (75,614)


Per share information:
 Basic and diluted (loss)
  per common share         $   (0.00)          $     (0.00)           $   (0.03)

 Weighted average shares
   outstanding             2,250,000             2,200,000            2,235,714





         See accompanying notes to financial statements.

                     Email Mortgage.com, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
And For The Period From Inception (March 28, 2000) to June 30, 2001
                           (Unaudited)

                                            Three Months Ended           Inception To
                                         June 30,          June 30,         June 30,
                                          2001              2000              2001
Net income (loss)                       $  (9,008)        $  (3,029)      $  (75,614)
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:

  Services provided for common stock            -                  -           5,000
                                       ----------        -----------     -----------
  Total adjustments                             -                  -           5,000
                                       ----------        -----------     -----------
  Net cash provided by (used in)
   operating activities                    (9,008)            (3,029)        (70,614)


Cash flows from financing activities:
   Common stock sold for cash                   -                  -           2,650
   Loans from related party                 8,200              5,000          68,125
                                       ----------        -----------      ----------
  Net cash provided by (used in)
   financing activities                     8,200              5,000          70,775
                                       ----------        -----------      ----------

Increase (decrease) in cash                  (808)             1,971             161
Cash and cash equivalents,
 beginning of period                          969                  -               -
                                       ----------        -----------      ----------
Cash and cash equivalents,
 end of period                         $      161        $     1,971      $      161



         See accompanying notes to financial statements.

Email Mortgage.com, Inc.
Notes to Unaudited Financial Statements

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended March 31, 2001.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the three months ended June 30, 2001, a related party loaned the Company $8,200 in cash and the Company had an outstanding advance balance due the related party of $68,125.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Trends and Uncertainties.  Demand for Email
Mortgage's project will be dependent on, among other things, market acceptance of the Email
Mortgage.com concept, the quality of its services, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Email
Mortgage's activities will be the receipt of revenues from our services, Email Mortgage's business operations may be adversely affected by Email Mortgage's competitors and prolonged recessionary periods.

Capital and Source of Liquidity.  All of the
initial working capital has been obtained from the
sale of common shares to the current officers,
directors and principal shareholder ($2,650) and
loans from a related party of ($59,925).    We do
not have the liquidity to fund our operations and
will require additional capital.   We currently
have no working capital and will rely on further
loans to continue operations until completion of
the current public offering.   Email Mortgage
requires these additional loans and proceeds from
the offering to expand our current and strategic
business plans.   We do not have any funding
arrangements with any third party or any affiliates, including the Clarkson Trust.

For the three months ended June 30, 2001, we received loans from a related party of $8,200 resulting in net cash provided by financing activities of $8,200.

For the three months ended June 30, 2000, we received loans from a related party of $5,000 resulting in net cash provided by financing activities of $5,000.

For the year ended March 31, 2001, we received loans from a related party of $59,925 and proceeds from the sale of common stock of $2,650 resulting in net cash provided by financing activities of $62,575.

For the three months ended June 30, 2001 and 2000 and the year ended March 31, 2001, we did not pursue any investing activities.

On a long-term basis, liquidity is dependent on
continuation and expansion of operation and receipt
of revenues, additional infusions of capital, and
debt financing.   Email Mortgage believes that
additional capital and debt financing in the short term will allow Email Mortgage to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. However, there can be no assurance that Email Mortgage will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.  Since inception, Email
Mortgage has not received any significant revenues
from operations.   For the three months ended June
30, 2001, we received revenue of only $1,100 from
loan processing fees.   We had a net loss of $9,008
for the three months ended June 30, 2001.
Operating expenses for that same period were $10,108 consisting of loan processing costs of $400, professional fees of $7,550, rent of $1,950 and other expenses of $208.

For the three months ended June 30, 2000, we did not receive any revenue. We had a net loss of $3,209 for the three months ended June 30, 2000.
Operating expenses for that same period were $3,029 consisting of professional fees of $3,000 and other expenses of $29.

For the year ended March 31, 2001, we received loan
processing fees of $1,500.   We had a net loss of
$66,606 for the period from inception to March 31,
2001.   Operating expenses were $68,106 and
consisted of loan processing costs of $5,800, professional fees of $13,550, consulting fees of $10,000, web site design expenses, paid by related party of $23,500, rent of $3,450 and other expenses of $11,806.

Plan of Operation.   Email Mortgage is in the
development stage and has not conducted any
significant operations to date or received
significant operating revenues.  Email Mortgage can
satisfy our cash requirements in the next twelve
months if we can successfully complete our current
offering.     We will not need to conduct any
research and development regarding our business plan.

We do not expect to purchase any plant or
significant equipment.   If our current offering is
successful, we do expect significant changes in the number of employees to conduct operations.

We agreed to pay Email RealEstate, an affiliate,
beginning January 1, 2001, $20 per month per
realtor that has a website on Email RealEstate that
includes a hotlink to EmailMortgage.   If we do not
have sufficient funds to cover these payment, we may have to use some of the proceeds of this offering or obtain additional financing through debt or equity.

Email Mortgage may experience problems; delays, expenses, and difficulties sometimes encountered by an enterprise in Email Mortgage's stage of development, many of which are beyond Email
Mortgage's control. These include, but are not limited to, unanticipated problems relating to the development of the system, manufacturing costs, production and marketing problems, additional costs and expenses that may exceed current estimates, and competition.

                          Signatures


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: September 11, 2001



By:  /s/ Dianne VandenBurg
    ------------------------
    Dianne VandenBurg
    President