Form 10QSB
period 2001-09-30
EMAIL MORTGAGE COM INC
filed 2001-11-29
CIK 1128949

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB


 FOR THE QUARTER ENDED SEPTEMBER 30, 2001
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

                    Email Mortgage.com, Inc.
                (A Development Stage Company)
                        Balance Sheet
                         (Unaudited)

                            ASSETS

                                                                September 30,
Current assets:                                                     2001
  Cash                                                           $     255
                                                                 ---------
      Total current assets                                             255
                                                                 ---------
Total assets                                                     $     255

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loans from related parties                                     $  70,325
                                                                 ---------
      Total current liabilities                                     70,325


Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                                 -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 2,250,000
  shares issued and outstanding                                      2,250
 Additional paid in capital                                          5,400
 (Deficit) accumulated during
  development stage                                                (77,720)
                                                                ----------
                                                                   (70,070)
                                                                ----------
                                                                $      255



      See accompanying notes to financial statements.

           Email Mortgage.com, Inc.
          (A Development Stage Company)
             Statements of Operations
Three Months and Six Months Ended September 30, 2001 and 2000
For the Period From Inception (March 28, 2000) to September 30, 2001
                   (Unaudited)

                                                                          Period From
                               Three Months Ended    Six Months Ended    Inception To
                                  September 30,        September 30,     September 30,
                               2001          2000      2001      2000        2001
Revenue:
 Loan processing fees          $ 650        $   -    $ 1,750     $     -      $ 3,250

 Operating expenses:
  Loan processing costs            -            -        400           -        6,200
  Professional fees            1,456            -      9,206       3,000       22,756
  Consulting services              -        1,000          -       1,000       10,000
  Web site design expenses         -            -          -           -       23,500
  Rent                         1,300            -      3,250           -        6,700
  Other expenses                   -            -          8          29       11,814
                            --------     --------   --------    --------     --------
                               2,756        1,000     12,864       4,029       80,970
                            --------     --------   --------    --------     --------
(Loss from operations)
  and net (loss)           $  (2,106)    $(1,000)   $(11,114)   $ (4,029)    $(77,720)


Per share information:
Basic and diluted (loss)
  per common share         $       -     $     -    $      -    $      -      $ (0.03)

 Weighted average
  shares outstanding       2,250,000   2,200,000   2,250,000   2,200,000    2,233,333



 See accompanying notes to financial statements.

                  Email Mortgage.com, Inc.
                (A Development Stage Company)
                  Statements of Cash Flows
        Six Months Ended September 30, 2001 and 2000
For the Period From Inception (March 28, 2000) to September 30, 2001

                                                               Period From
                                      Six Months Ended         Inception To
                                       September 30,          September 30,
                                    2001          2000             2001
Net income (loss)                $ (11,114)     $  (4,029)         $ (77,720)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Services provided for
     common stock                        -              -              5,000
                                ----------     ----------         ----------
  Total adjustments                      -              -              5,000
                                ----------     ----------         ----------
  Net cash provided by (used in)
   operating activities            (11,114)        (4,029)           (72,720)


Cash flows from financing
   activities:
   Common stock sold for cash            -          2,200              2,650
   Loans from related party         10,400          2,800             70,325
                                ----------      ---------         ----------
  Net cash provided by (used in)
   financing activities             10,400          5,000             72,975
                                ----------      ---------         ----------

Increase (decrease) in cash           (714)           971                255
Cash and cash equivalents,
 beginning of period                   969              -                  -
                                ----------      ---------         ----------
Cash and cash equivalents,
 end of period                   $     255      $     971         $      255

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

During the six months ended September 30, 2001, a related party loaned the Company
$10,400 in cash and the Company had an
outstanding advance balance due the related party of $70,325.

Subsequent to September 30, 2001, the
Company sold an aggregate of 250,500 shares of its common stock for cash at $1.00 per share.

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

Capital and Source of Liquidity.  All of the
initial working capital has been obtained from the
sale of common shares to the current officers,
directors and principal shareholder ($2,650) and
loans from a related party of ($70,325).    We do
not have the liquidity to fund our operations and
will require additional capital.   We currently
have no working capital and will rely on further
loans to continue operations until completion of
the current public offering.   Email Mortgage
requires these additional loans and proceeds from
the offering to expand our current and strategic
business plans.   We do not have any funding
arrangements with any third party or any affiliates, including the Clarkson Trust.

For the six months ended September 30, 2001, we received loans from a related party of $10,400 resulting in net cash provided by financing activities of $10,400.

For the six months ended September 30, 2000, we received loans from a related party of $2,800 and sold common stock for cash of $2,200 resulting in net cash provided by financing activities of $5,000.

For the six months ended September 30, 2001 and 2000, we did not pursue any investing activities.

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

Results of Operations.  Since inception, Email
Mortgage has not received any significant revenues
from operations.   For the six months ended
September 30, 2001, we received revenue of only
$1,750 from loan processing fees.   We had a net
loss of $11,114 for the six months ended September
30, 2001. Operating expenses for that same period were $12,864 consisting of loan processing costs of $400, professional fees of $9,206, rent of $3,250 and other expenses of $8.

For the six months ended September 30, 2000, we did not receive any revenue. We had a net loss of $4,029 for the six months ended September 30, 2000.
Operating expenses for that same period were $4,029 consisting of professional fees of $3,000, consulting services of $1,000 and other expenses of $29.

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

We agreed to pay Email RealEstate, an affiliate,
beginning January 1, 2001, $20 per month per
realtor that has a website on Email RealEstate that
includes a hotlink to EmailMortgage.   If we do not
have sufficient funds to cover these payment, we may have to use some of the proceeds of the current offering or obtain additional financing through debt or equity.

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


Date: November 29, 2001



By:  /s/ Dianne VandenBurg
    ------------------------
    Dianne VandenBurg
    President