Form 10QSB
period 2001-12-31
EMAIL MORTGAGE COM INC
filed 2002-02-13
CIK 1128949

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB


 FOR THE QUARTER ENDED DECEMBER 31, 2001
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
                         (Unaudited)

                            ASSETS

                                                                December 31,
Current assets:                                                     2001
  Cash                                                         $   148,221
                                                                -----------
      Total current assets                                         148,221
                                                               -----------
Total assets                                                   $   148,221

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loans from related parties                                   $     2,580
                                                               -----------
      Total current liabilities                                      2,580


Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                              -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 2,501,400
  shares issued and outstanding                                      2,501
 Additional paid in capital                                        256,549
 (Deficit) accumulated during
  development stage                                               (113,409)
                                                               -----------
                                                                   145,641
                                                               -----------
                                                               $   148,221



      See accompanying notes to financial statements.

             Email Mortgage.com, Inc.
          (A Development Stage Company)
             Statements of Operations
Three Months and Nine Months Ended December 31, 2001 and 2000
For the Period From Inception (March 28, 2000) to December 31, 2001
                   (Unaudited)

                                                                         Period from
                          Three Months Ended      Nine Months Ended      Inception To
                             December 31,            December 31,        December 31,
                           2001         2000       2001       2000           2001
Revenue:
 Loan processing fees    $  1,750    $ 1,800     $  3,500    $  1,800     $  5,000

 Operating expenses:
  Loan processing costs       250      4,300          650        5,300        6,450
  Professional fees        11,215     11,583       20,429       14,583       33,979
  Consulting services      23,000      1,000       23,000        1,000       33,000
  Web site design expenses      -     12,000            -       12,000       23,500
  Rent                      1,950      1,500        5,200        1,500        8,650
  Other expenses            1,024      4,540        1,024        4,569       12,830
                        ---------   --------    ---------    ---------    ---------
                           37,439     34,923       50,303       38,952      118,409
                        ---------   --------    ---------    ---------    ---------

(Loss from operations)
   and net (loss)        $(35,689)  $(33,123)    $(46,803)    $(37,152)   $(113,409)

                        =========   ========    =========    =========    =========
Per share information:
Basic and diluted (loss)
  per common share       $  (0.01)  $  (0.01)    $  (0.02)    $  (0.02)   $   (0.05)
                        =========   ========    =========    =========    =========
Weighted average shares
   outstanding          2,501,400  2,250,000    2,333,800    2,216,666    2,271,629
                        =========  =========    =========    =========    =========





 See accompanying notes to financial statements.

                  Email Mortgage.com, Inc.
                (A Development Stage Company)
                  Statements of Cash Flows
        Nine Months Ended December 31, 2001 and 2000
       For the Period From Inception (March 28, 2000)
                 to December 31, 2001
                      (Unaudited)

                                                                           Period From
                                                  Nine Months Ended       Inception To
                                                     December 31,         December 31,
                                                  2001         2000           2001
Net income (loss)                            $ (46,803)    $  (37,152)    $ (113,409)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                -          5,000          5,000
                                             ---------     ----------     ----------
  Total adjustments                                  -          5,000          5,000
                                             ---------     ----------     ----------
  Net cash provided by (used in)
   operating activities                        (46,803)       (32,152)      (108,409)


Cash flows from financing activities:
   Common stock sold for cash                  251,400          2,650        254,050
   Repayment of related party loans            (67,745)             -        (67,745)
   Loans from related party                     10,400         30,003         70,325
                                             ---------     ----------     ----------
  Net cash provided by (used in)
   financing activities                        194,055         32,653        256,630
                                             ---------     ----------     ----------

Increase (decrease) in cash                    147,252            501        148,221
Cash and cash equivalents,
 beginning of period                               969              -              -
                                             ---------     ----------     ----------
Cash and cash equivalents,
 end of period                             $   148,221     $      501      $ 148,221


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

During the nine months ended December 31, 2001, a related party loaned the Company
$10,400 in cash and the Company repaid
$67,745 in cash. The Company had an
outstanding advance balance due the related party of $2,580 at December 31, 2001.

During October 2001, the Company sold an aggregate of 251,400 shares of its common stock for cash at $1.00 per share.

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

Capital and Source of Liquidity.  Prior to the
recent offering, all of the initial working capital
was obtained from the sale of common shares to the
current officers, directors and principal
shareholder ($2,650) and loans from a related party
of ($70,325).    We raised $251,400 through the
sale of common stock in our recent public offering.
Email Mortgage may require additional loans to expand our current and strategic business plans.
We do not have any funding arrangements with any third party or any affiliates, including the Clarkson Trust.

For the nine months ended December 31, 2001, we received proceeds from the sale of common stock of $251,400, loans from a related party of $10,400 and repaid$67,745 in related party loans resulting in net cash provided by financing activities of $194,055.

For the nine months ended December 31, 2000, we received loans from a related party of $30,003 and sold common stock for cash of $2,650 resulting in net cash provided by financing activities of $32,653.

For the nine months ended December 31, 2001 and 2000, we did not pursue any investing activities.

On a long-term basis, liquidity is dependent on
continuation and expansion of operation and receipt
of revenues, additional infusions of capital, and
debt financing.   Email Mortgage believes that
The proceeds received from its recent public offering will allow Email Mortgage to increase its marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term.
However, there can be no assurance that Email
Mortgage will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.  Since inception, Email
Mortgage has not received any significant revenues
from operations.   For the nine months ended
December 31, 2001, we received revenue of only
$3,500 from loan processing fees.   We had a net
loss of $46,803 for the nine months ended December
31, 2001. Operating expenses for that same period were $50,303 consisting of loan processing costs of $650, professional fees of $20,429, rent of $5,200, consulting services of $23,000 and other expenses of $1,024.

For the nine months ended December 31, 2000, we
received revenue of $1,800.  We had a net loss of
$37,152 for the nine months ended December 31,
2000.   Operating expenses for that same period
were loan processing costs of $5,300, professional fees of $14,583, consulting services of $1,000, web site design expenses of $12,000, rent of $1,500 and other expenses of $4,569.

Plan of Operation.   Email Mortgage is in the
development stage and has not conducted any significant operations to date or received significant operating revenues. Email Mortgage can satisfy our cash requirements in the next twelve months with the proceeds from the current offering.
We will not need to conduct any research and development regarding our business plan.

We do not expect to purchase any plant or significant equipment.

We agreed to pay Email RealEstate, an affiliate,
beginning January 1, 2001, $20 per month per
realtor that has a website on Email RealEstate that
includes a hotlink to EmailMortgage.   If we do not
have sufficient funds to cover these payments, we may have to use some of the proceeds of the current offering or obtain additional financing through debt or equity.

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


Date: February 13, 2002



By:  /s/ Dianne VandenBurg
    ------------------------
    Dianne VandenBurg
    President