Form 10KSB
period 2002-03-31
EMAIL MORTGAGE COM INC
filed 2002-07-11
CIK 1128949

FORM 10-KSB
        SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549
 [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 3/31/02
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number -
           Email Mortgage.com, Inc.
(Exact name of Registrant as specified in its charter)

     Colorado                  84-1565820
(State or other jurisdiction         (I.R.S. Employer
 of incorporation or organization)   Identification No.)

5650 Greenwood Plaza Boulevard, Suite 201
Greenwood Village, CO                 80111
(Address of principal executive offices)     (Zip Code)

        303-575-1155
(Address and telephone number of registrant's principal executive offices and principal place of business.)


Securities registered pursuant to
    Section 12(b) of the Act:     None
Securities registered pursuant to
     Section 12(g) of the Act: Common Stock,
                               $.001 par value

Check whether the Company (1) has filed all reports
required to be filed by Section 13 or 15(d) of the
Securities Exchange Act during the preceding 12
months (or such shorter period that the Company was
required to file such reports), and (2) has been
subject to such filing requirements for at least
the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.
[  x  ]

The Company's revenues for its most recent fiscal year were $1,750. As of March 31, 2002, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $102,200.

The number of shares outstanding of Company's only
class of common stock, as of March 31, 2002 was
2,501,400 shares of its common stock. Check whether
the Issuer has filed all documents and reports
required to be filed by Section 12, 13 or 15(d) of
the Exchange Act after the distribution of
securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format
(check one)
 Yes                No     x
     --------          --------

                       PART I
ITEM 1.    BUSINESS

We are a direct facilitator to wholesale banks with
a complete mortgage product mix.    We provide
lender direct pricing and convenience by facilitating the mortgage process in matching the borrower with an appropriate wholesale bank, plus we give the personal attention and service that you would get from a mortgage broker.

Email Mortgage assists whole mortgage banks in obtaining the necessary information to provide a wide variety of mortgage products including:

   -   conventional loans up to $275,000,
   - loans that allow income and asset sections of loan applications to remain blank, and
   - loans that do not meet the requirements of Fannie Mae, an agency that sets guidelines for loans they will purchase.

Based on in-house research, Email Mortgage will
facilitate some of the best home equity loans
available.   Email Mortgage will work with
wholesale banks to provide a line of high loan to
value, no income verification, stated income loans
available in that we do not verify the amount of
income stated on a loan application.   These no
income verification stated income loans can finance
100% of the value of a home.

Email Mortgage currently has approval to act as a
retail agent with MidAmerica Mortgage Corp.,
Countrywide Home Loans and GB Home Equities.   We
do not have binding contracts with any of these
lenders.  We retain a percentage of the loan.   A
published rate sheet is available daily setting out
the daily percentage rate.  The rate is based on
the current interest rate and ranges from 1/2% to 1
1/4% of each loan.    We retain this revenue as
well as a separately negotiated origination fee for the mortgage transaction.

We expect to get leads and then generate revenue from our website by placing our link to the website on various realtors' websites by direct link.

We have not generated significant revenues from
these activities at this time.   As volume of
business increases, expenses will also increase as
our employees begin to draw salaries.   We will
enter into written employment agreements with our current officers and key employees yet to be named.
To date, no specific terms have been negotiated.

Business Strategy.   We will utilize the expertise
of our principal officers to develop lending
opportunities.   Each individual will use his
previous business contacts to develop potential
opportunities.   Additionally, we shall sell our
services through our employees and authorized
representatives.   Our management has extensive
experience in the mortgage industry.

We shall equip our offices with a network of personal computers that will allow our staff to access e-mail, the Internet and a collection of applications designed to optimize the productivity of our staff.

We will use high speed modem communications and the most current loan processing software that interfaces directly with the Fannie Mae System and several credit reporting software companies.

Internet.   We will utilize the Internet as a
medium for delivery of specific content as well as automated interactive functionality, pursuing several major purposes:

Provide mortgage professionals with interactive automated tools to improve their efficiency and effectiveness in the processes of mortgage origination, placement, tracking, analysis, and processing.

Increase market visibility of pricing and mortgage rates to a wider variety of clients.

Provide a wide range of users the most favorable and competitive mortgage rates as well as an efficient mechanism to obtain additional information.

We have entered into an oral agreement with E-Mail
RealEstate, an affiliated corporation to expand the retail market for real estate and to create a comfortable market environment for buyers, including market research as well as assistance in the accomplishment of the sale. We agreed to pay
Email RealEstate beginning January 1, 2001, $20 per month per realtor that has a website on Email
RealEstate that includes a hotlink to
EmailMortgage.

Through our oral agreement with E-mail RealEstate,
we intend to provide substantially increased
efficiency to the primary and secondary real estate
market participants by:

   -   offering a full range of real estate
listings.
   -   offering a wide range of information
regarding the specific properties.
   - offering a list of real estate brokers; real estate broker information.

While maintaining the privacy of the respective
institutions, we will track the untapped
inventories of the real estate market and present
these inventories to potential buyers.   We will
also offer all pertinent financing information.

Online mortgage brokering is in the development
stage on the Internet.   The product is well-suited
for online distribution, with a high informational content, a lack of differentiation between different producers, a fragmented market, and existing inefficiencies in distribution. Based on our in-house research, the existing lenders have been slow to pick up on the potential of the Internet as a medium and may not have the technological expertise or confidence to exploit the channel even if they do grasp its strategic importance.

WWW.EmailMortgage.com.   Since inception, we have
worked on developing our website.   This website
allows realtors to send loan applications directly
to us for approval.   We have enhanced the website
to permit realtors to use the site to:

   - fill out loan applications for prospective borrowers,
   - check the status of a previously submitted application and
   -   to interact with us during the loan process.

Marketing Strategy.   We will use hotlinks with
different established websites to display internet
banners on the their home web page.     We have
already advertised on local television stations and
local cable stations.  We own our production tapes
for these commercials.   We will also use other
inexpensive advertising such as magazines and
newspapers.     We will commence negotiations with
the various established websites in the near future so that the marketing can commence upon successful completion of this offering.

Competition.    We will compete by price and
service.   The prices or price ranges for our
products and service will vary depending on services provided.

The market for Internet products and services is
highly competitive and competition is expected to
continue to increase significantly. There are no
substantial barriers to entry in these markets, and
we expect that competition will continue to
intensify.   Although we currently believe that the
diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments. We will compete with many other providers of informational services on the Internet.

In addition, we also compete directly with other information dissemination entities. E-Loan and
Quicken Mortgage are companies that offer similar services on the Internet.

Government Regulation.    In Colorado, no licenses
are required to conduct operations in the mortgage industry. As we expand, we may be subject to various state regulations which could require substantial compliance and result in additional costs.

ITEM 2.  PROPERTIES.

Email Mortgage.com, Inc.'s principal executive and
administrative offices are at 5650 Greenwood Plaza
Boulevard, Suite 201, Greenwood Village, Colorado
80111.   These offices consist of 700 square feet
and are leased on a monthly basis at the lease price of $650 per month.

ITEM 3.    LEGAL PROCEEDINGS.

Email Mortgage.com, Inc. is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended
March 31, 2002, no matters were submitted to a vote of Email Mortgage's security holders, through the solicitation of proxies.

                  PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Market Information.     Email Mortgage's common
stock has been listed on the OTC Bulletin Board maintained by the NASD since March 2002.

Quarter Ended         High Bid    Low Bid

3-31-02               $.40          $.21

Holders.   The approximate number of holders of
record of Email Mortgage $.001 par value common stock, as of July 10, 2002 was 40.

Dividends.   Holders of Email Mortgage's common
stock are entitled to receive such dividends as may be declared by its board of directors.

Tradability.    We do not meet the requirements for
our stock to be quoted on NASDAQ and the tradability in our stock will be limited under the penny stock regulation.

If the trading price of our common stock is less
than $5.00 per share, trading in the common stock
would also be subject to the requirements of Rule
15g-9 under the Exchange Act.   Under this rule,
broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock", including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. Such requirements severely limit the liquidity of the common stock in the secondary market because few broker or dealers are likely to undertake such compliance activities. Generally, the term penny stock refers to a stock with a market price of less than $5.00 per share.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the year ended March 31, 2002, we received proceeds from the sale of common stock of $250,500, loans from a related party of $10,400 and repaid
$67,745 in related party loans, made advances to affiliated company of $22,000 and repaid affiliate advance of $15,0000 resulting in net cash provided by financing activities of $186,155.

For the year ended March 31, 2002, we received loans from a related party of $51,425 and sold common stock for cash of $2,650 resulting in net cash provided by financing activities of $54,075.

For the year ended March 31, 2002 and 2001, we did not pursue any investing activities.

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

Results of Operations.  Since inception, Email
Mortgage has not received any significant revenues
from operations.   For the year ended March 31,
2002, we received revenue of only $1,750 from loan
processing fees.   We had a net loss of $45,036 for
the year ended March 31, 2002. Operating expenses for that same period were $33,353 consisting of loan processing costs of $750, professional fees of $43,349, rent of $3,250 and other expenses of $1,004.

For the year ended March 31, 2001, we received
revenue of $1,500.  We had a net loss of $68,106
for the year ended March 31, 2001.   Operating
expenses for that same period were loan processing costs of $5,800, professional fees of $13,550, consulting services of $10,000, web site design expenses of $23,500, rent of $3,450 and other expenses of $11,806.

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Email Mortgage.com, Inc.
(A Development Stage Company)

We have audited the balance sheet of Email
Mortgage.com, Inc. as of March 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the two years then ended and for the period from inception
(March 28, 2000) to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Email Mortgage.com, Inc.
as of March 31, 2002, and the results of its operations and cash flows for the two years then ended and for the period from inception (March 28, 2000) to March 31,
2002, in conformity with generally accepted accounting principles.


James E. Scheifley & Associates, P.C.
Certified Public Accountants

Dillon, Colorado
May 31, 2002

            Email Mortgage.com, Inc.
          (A Development Stage Company)
                 Balance Sheet
                March 31, 2002

                            ASSETS

Current assets:                                                   2002
  Cash                                                          $   143,114
  Advances to affiliated company                                      7,000
                                                                -----------
      Total current assets                                          150,114
                                                                -----------
                                                                $   150,114
                                                                ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $     1,026
                                                                -----------
      Total current liabilities                                       1,026

Loans from related parties                                            2,580

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                                  -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 2,500,500
  shares issued and outstanding                                       2,501
 Additional paid in capital                                         255,649
 (Deficit) accumulated during
  development stage                                                (111,642)
                                                                -----------
                                                                    146,508
                                                                -----------
                                                                $   150,114
                                                                ===========

See accompanying notes to financial
statements.

            Email Mortgage.com, Inc.
          (A Development Stage Company)
             Statements of Operations
      Years Ended March 31, 2002 and 2001 and
   For the Period From Inception (March 28, 2000)
                to March 31, 2002

                                                                     Period From
                                          Year Ended                 Inception To
                                           March 31,                   March 31,
                                      2002            2001               2002
Revenue:
  Loan processing fees            $   1,750      $   1,500            $    3,250
  Interest income                     1,567              -                 1,567
                                  ---------      ---------            ----------
                                      3,317          1,500                 4,817
Operating expenses:
  Loan processing costs                 750          5,800                 6,550
  Professional fees                  43,349         13,550                56,899
  Consulting services                     -         10,000                10,000
  Web site design expenses                -         23,500                23,500
  Rent                                3,250          3,450                 6,700
  Other expenses                      1,004         11,806                12,810
                                  ---------      ---------            ----------
                                     33,353         68,106               116,459
                                  ---------      ---------            ----------
(Loss from operations) and
   net (loss)                    $  (45,036)     $ (66,606)           $ (111,642)

Per share information:
 Basic and diluted (loss) per
  common share                   $    (0.02)     $   (0.03)           $    (0.05)

 Weighted average shares
   outstanding                    2,375,250      2,216,667             2,279,250


See accompanying notes to financial
statements.

           Email Mortgage.com, Inc.
         (A Development Stage Company)
 Statement of Changes in Stockholders' Equity
For the Period From Inception (March 28, 2000)
               to March 31, 2002

                                                                    Deficit
                                               Additional        Accumulated
                            Common Stock        Paid-in       During Develop-
ACTIVITY                 Shares      Amount     Capital          ment Stage      Total
Shares issued for cash
  May 2000 @ $.001    2,200,000   $   2,200    $     -         $      -       $  2,200
  October 2000 @.01      45,000          45        405                             450

Shares issued for services
   October 2000 @ $1.00   5,000           5      4,995                -          5,000

Net (loss) for the period
 ended March 31, 2001         -           -          -          (66,606)
(66,606)
                       --------   ---------    -------         --------       --------

Balance, March 31,
   2001               2,250,000      2,250       5,400          (66,606)
(58,956)

Sale of common stock for cash
 in October 2001        251,400        251     250,249                -        250,500

Net (loss) for the year
 ended March 31, 2002         -          -           -          (45,036)
(45,036)
                       --------  ---------    --------         --------      ---------

Balance, March 31,
   2002               2,501,400   $  2,501    $255,649        $(111,642)     $ 146,508




See accompanying notes to financial
statements.

          Email Mortgage.com, Inc.
       (A Development Stage Company)
         Statements of Cash Flows
   Years Ended March 31, 2002 and 2001 and
 For the Period From Inception (March 28, 2000)
              to March 31, 2002

                                                                          Period From
                                                      Year Ended          Inception To
                                                       March 31,            March 31,
                                                   2002          2001         2002
Net income (loss)                              $ (45,036)     $ (66,606)   $(111,642)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Services provided for common stock                -          5,000        5,000
   Expenses contributed to capital by shareholder      -          8,500        8,500
Changes in assets and liabilities:
 Increase in accounts payable                      1,026              -        1,026
                                              ----------      ---------    ---------
  Total adjustments                                1,026         13,500       14,526
                                              ----------      ---------    ---------
  Net cash provided by (used in)
   operating activities                          (44,010)       (53,106)     (97,116)


Cash flows from financing activities:
   Common stock sold for cash                    250,500          2,650      253,150
   Repayment of related party loans              (67,745)             -      (67,745)
   Advances to affiliated company                (22,000)             -      (22,000)
   Repayment of affiliate advance                 15,000              -       15,000
   Loans from related party                       10,400         51,425       61,825
                                              ----------       --------    ---------
  Net cash provided by (used in)
   financing activities                          186,155         54,075      240,230
                                              ----------       --------    ---------
Increase (decrease) in cash                      142,145            969      143,114
Cash and cash equivalents,
 beginning of period                                 969              -            -
                                              ----------       --------    ---------
Cash and cash equivalents,
 end of period                               $   143,114      $     969    $ 143,114

See accompanying notes to financial
statements.

       Email Mortgage.com, Inc.
    (A Development Stage Company)
       Statements of Cash Flows
 Years Ended March 31, 2002 and 2001 and
For the Period From Inception (March 28, 2000)
           to March 31, 2002

                                                                        Period From
                                                  Year Ended            Inception To
                                                   March 31,              March 31,
                                             2002            2001           2002
                                            ------          ------       -----------
Supplemental cash flow information:
   Cash paid for interest                  $      -       $     -         $        -
   Cash paid for income taxes              $      -       $     -         $        -


See accompanying notes to financial
statements.

Email Mortgage.com, Inc.
Notes to Financial Statements
March 31, 2002

Note 1. Organization and Summary of Significant
Accounting Policies.

The Company was incorporated in Colorado on March
28, 2000 and began operations on May 25, 2000.  The
Company's activities to date have been limited to organization and capital formation. The Company plans to engage in the residential mortgage business via the use of an Internet website. The
Company has chosen March 31st as the end of its fiscal year.

Revenue Recognition:
Revenue is recognized at the time the service is performed.

     Loss per share:
Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.
Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

      Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from these estimates

     Fair value of financial instruments
The Company's short-term financial instruments
consist of cash and cash equivalents and accounts
payable.  The carrying amounts of these financial
instruments approximate fair value because of their
short-term maturities.    Financial instruments
that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal
Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

	Intangible Assets and Long Lived Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No.
121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period ended March 31, 2002.

     Stock-based Compensation
The Company adopted Statement of Financial
Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock
Issued to Employees. Stock based compensation paid by the Company during the period ended March 31, 2001 is disclosed in Note 3.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards
Board issued SFAS No. 141, Business Combinations
("SFAS 141), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting.

Management believes that the adoption of SFAS No.
141 has had no impact on the Company for the year ended February 28, 2002.

In June 2001, the Financial Accounting Standards
Board issued SFAS No. 142, Goodwill and Other
Intangible Assets ("SFAS 142), which is required to be adopted for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS
142 during the first quarter of its 2002 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for any merger that it may enter into.

Management believes that the adoption of SFAS No.
142 has had no impact on the Company for the year ended March 31, 2002.

In August 2001, the Financial Accounting Standards
Board issued SFAS No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets (SFAS
144), which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS 144 establishes accounting rules for recognition and measurement of impairment losses of certain long-lived assets.

Management believes that the adoption of SFAS No.
144 has had no impact on the Company for the year ended March 31, 2002.

Note 2.  Stockholders' Equity.

During May 2000, the Company issued 2,200,000 shares of it's restricted common stock to an entity controlled by an individual who also controls an entity that has made cash and other advances to the Company. The shares were valued at $.001 per share for an aggregate of $2,200 and this amount has reduced the amount due the entity for cash advances.

During October 2000, the Company issued 5,000 to a consultant for services provided to the Company.
The fair value of the shares issued for the services amounted to $1.00 per share and such value is consistent with the proposed offering price in it's initial public offering.

During October 2000, the Company issued an aggregate of 45,000 shares of its common stock to two individuals who are officers of the Company aggregating $450 in private sale transactions. The shares were sold at a price of $.01 per share.

During October 2001, the Company sold an aggregate of 250,500 shares of its common stock for cash at $1.00 per share.

Note 3. Commitments and contingencies

The Company leases its office facility on a month to month basis.

The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

The Company has entered into an oral agreement with E-Mail Real Estate.com, Inc. (Real Estate), an affiliated corporation, whereby it will pay, beginning January 1, 2001, $20 per month per realtor that has a website included in Real
Estate's operations that includes a hotlink to the Company's website. The Company has not incurred any liability in connection with the oral agreement as of March 31, 2002.

Note 4. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The
Company had no significant deferred tax items arise during any of the periods presented.

The Company has not provided for income taxes during the years ended March 31, 2002 and 2001 as a result of operating losses. The Company has a net operating loss carryforward at March 31, 2002 of approximately $111,000 which will expire if unused in 2022. The Company has fully reserved the deferred tax asset (approximately $37,700) that would arise from the loss carryforward since the Company cannot predict a level of operations that would assure the utilization of the loss in future periods. The reserve increased by approximately
$15,000 during the year ended March 31, 2002.

Note 5. Related Party Transactions

An individual who controls the entity that owns the majority of the Company's outstanding common stock also controls an entity that has advanced funds to the Company and has paid expenses in behalf of the Company.

During the year ended March 31, 2001, the entity advanced $50,450 in cash to the Company and paid expenses in behalf of the Company aggregating
$11,675. As discussed in Note 3, the Company issued common stock to repay $2,200 of the cash advanced. During the year ended March 31, 2002, the related party loaned the Company $10,400 in cash and the Company repaid $67,745 in cash. The
Company had an outstanding advance balance due the related party of $2,580 at March 31, 2002.

During the year ended March 31, 2002, the Company loaned $22,000 to an affiliated company and paid a loan referral fee to another related company. As of December 31, 2001, the affiliate had paid professional fees in favor of the Company amounting to $15,000 and the balance due from the affiliate was $7,000 at that date.

During the year ended March 31, 2001, the Company acquired ownership rights to an Internet website known as "emailmortgage.com". The Company acquired the website from an entity controlled by an individual who also controls another entity that owns a majority of the Company's common stock. The amount paid for the development of the website by the seller ($11,500) has been included in loans from related parties at March 31, 2001. The
Company has charged the website cost to start up expenses during the current year.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
COMPANY

Executive Officers and Directors.   Our executive
officers and directors and their business experience follows:

Name	                               Position
Dianne VandenBurg, age 41	President/Director

Gary Rothwell, age 61         Secretary/Treasurer/
                                   Director

Resumes:

Dianne VandenBurg.   Ms. VandenBurg has been
president and director of Email Mortgage since
inception.   From 1993 to 1997, Ms. VandenBurg was
the Vice President for the Metrum Community Credit
Union.   Her duties included teller and bookkeeping
that included balancing check books and returning
checks.   She also originated and processed loans
for second mortgages, cars, installment loans.
Additionally, her duties included vice president duties such as managing the credit union when the president was not present.

From 1997 to 2000, Ms. VandenBurg was hired as a
manager of Centennial Banc Share's loan processing
department.   Her duties included taking a loan
from origination to funding.   Ms. VandenBurg also
administered Centennial's $5,000,000 warehouse
lines of credit.   When Centennial Banc Share
acquired Entrust Mortgage, Ms. VandenBurg joined
Entrust as supervisor for the processing center.

Ms. VandenBurg has completed and is certified in different classes in the lending business which include:

   -   FHA Direct Endorsement underwriting classes
   -   Accounting courses
   -   Introduction to business
   -   Rex Johnson lending course

Gary Rothwell.   Mr. Rothwell has been secretary,
treasurer and a director of Email Mortgage since
inception.   From 1997 to present, Mr. Rothwell has
been involved in various aspects of the home
mortgage business for over 20 years.   In 1977, he
was the president and founder of G & E builders,
Inc., an enterprise focused on the building,
marketing and sale of custom homes.   In 1983 he
was issued a Series 7; general securities, and a Series 24; general securities principals license.

In 1990, he became the sales manager for Yorkshire
Real Estate.   His duties included the hiring and
training of real estate agents, advertising, public relations and real estate loan applications, with follow through from origination to closing.

Mr. Rothwell has been the owner of Tiffany Real
Estate since 1993.   Tiffany Real Estate is a full
service real estate company dedicated to providing customers with a complete program to fit their needs when buying a home.

In 1997, Mr. Rothwell began working in the
residential mortgage lending business.   He has
worked with lenders such as:

   -   Service Mortgage Corp
   -   Total Mortgage Professionals
   -   Mortgage Processing Services, and
   -   Mortgage 2000

He has been president of Merit Mortgage Corp. since
1997.

ITEM 10.   EXECUTIVE COMPENSATION

Remuneration.    To date, no material compensation
has been paid to the officers of Email Mortgage.
Prior officer and director, Mr. Naschinski received
5,000 common shares as partial compensation for his services.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following tabulates holdings of common shares of Email Mortgage (on a fully diluted basis) by each person who, subject to the above at the date of this prospectus, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Email Mortgage individually and as a group.

                            Number & Class             Percentage of
Name and Address             of Shares                   Shares

Dianne VandenBurg                125,000                     1.00%
30954 Highway 24
Simla, CO 80835

Gary Rothwell                    100,000                      .80%
3299 E. Otero Circle
Littleton, CO 80111

The Clarkson Trust            11,000,000                    87.95%
5650 Greenwood Plaza Boulevard
Suite 221
Greenwood Village, CO 80111

All Directors & Officers
as a group (2 persons)          225,000                      1.80%

-------------------
Pursuant to Rule 13d-3 under the Securities
Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power
(including the power to dispose or direct the disposition) with respect to a security, whether through a contract, arrangement, understanding, relationship, or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

The trustee of the Clarkson Trust is Jerry Burden, located at 5650 Greenwood Plaza Boulevard, Suite
221, Greenwood Village 80111, a U.S. citizen.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

An individual who controls the entity that owns the majority of the Company's outstanding common stock also controls an entity that has advanced funds to the Company and has paid expenses in behalf of the Company.

During the year ended March 31, 2001, the entity advanced $50,450 in cash to the Company and paid expenses in behalf of the Company aggregating
$11,675. As discussed in Note 3, the Company issued common stock to repay $2,200 of the cash advanced. During the year ended March 31, 2002, the related party loaned the Company $10,400 in cash and the Company repaid $67,745 in cash. The
Company had an outstanding advance balance due the related party of $2,580 at March 31, 2002.

During the year ended March 31, 2002, the Company loaned $22,000 to an affiliated company and paid a loan referral fee to another related company. As of

December 31, 2001, the affiliate had paid professional fees in favor of the Company amounting to $15,000 and the balance due from the affiliate was $7,000 at that date.

During the year ended March 31, 2001, the Company acquired ownership rights to an Internet website known as "emailmortgage.com". The Company acquired the website from an entity controlled by an individual who also controls another entity that owns a majority of the Company's common stock. The amount paid for the development of the website by the seller ($11,500) has been included in loans from related parties at March 31, 2001. The
Company has charged the website cost to start up expenses during the current year.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

 The following exhibits are filed with this report:

None


Reports on Form 8-K

          None

                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    July 8, 2002

By:  /s/ Dianne VandenBurg
    ------------------------
    Dianne VandenBurg
    President


Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Dianne VandenBurg,   Principal Executive Officer     July 8, 2002
--------------------    Principal Financial Officer
                          Controller Director

/s/Gary Rothwell         Secretary/Treasurer            July 8, 2002
--------------------         Director