Form 10QSB
period 2002-06-30
EMAIL MORTGAGE COM INC
filed 2002-08-26
CIK 1128949

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB



   FOR THE QUARTER ENDED JUNE 30, 2002
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

                 Email Mortgage.com, Inc.
               (A Development Stage Company)
                       Balance Sheet
                       June 30, 2002
                        (Unaudited)

                          ASSETS
Current assets:                                                   2002
  Cash                                                      $   123,449
  Advances to shareholder and affiliate                          27,000
                                                            -----------
      Total current assets                                      150,449
                                                            -----------
                                                            $   150,449
                                                            ===========
                   STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $     2,276
                                                            -----------
      Total current liabilities                                   2,276

Loans from related parties                                        2,580


Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                            -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 2,500,500
  shares issued and outstanding                                   2,501
 Additional paid in capital                                     255,649
 (Deficit) accumulated during
  development  stage                                           (112,557)
                                                            -----------
                                                                145,593
                                                            -----------
                                                            $   150,449
                                                            ===========

See accompanying notes to financial statements.

        Email Mortgage.com, Inc.
     (A Development Stage Company)
        Statements of Operations
Three Months Ended June 30, 2002 and 2001 and
For the Period From Inception (March 28, 2000)
           to June 30, 2002
             (Unaudited)

                                                                         Period From
                                             Three Months Ended          Inception To
                                                  June 30,                 June 30,
                                           2002              2001            2002
                                           ----------------------       -------------
Revenue:
  Loan processing fees                 $   1,100        $   1,100         $   4,350
  Interest income                          1,065                -             2,632
                                       ---------        ---------         ---------
                                           2,165            1,100             6,982
Operating expenses:
  Loan processing costs                      500                -             7,050
  Professional fees                        1,275            7,550            58,174
  Consulting services                          -              400            10,000
  Web site design expenses                     -                -            23,500
  Rent                                       475            1,950             7,175
  Other expenses                             830              129            13,640
                                       ---------        ---------         ---------
                                           3,080           10,029           119,539
                                       ---------        ---------         ---------
(Loss from operations) and net (loss)  $    (915)       $  (8,929)        $(112,557)
                                       =========        =========         =========

Per share information:
 Basic and diluted (loss) per
    common share                       $   (0.00)       $   (0.00)        $   (0.05)
                                       =========        =========         =========

 Weighted average shares outstanding   2,500,500        2,250,000         2,303,833
                                       =========        =========         =========

    See accompanying notes to financial statements.

      Email Mortgage.com, Inc.
    (A Development Stage Company)
      Statements of Cash Flows
Three Months Ended June 30, 2002 and 2001 and
For the Period From Inception (March 28, 2000)
          to June 30, 2002
            (Unaudited)

                                                                        Period From
                                             Three Months Ended          Inception To
                                                  June 30,                 June 30,
                                           2002              2001            2002
                                           ----------------------        -------------
Net income (loss)                             $    (915)     $  (8,929)     $(112,557)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                 -              -          5,000
   Expenses contributed to capital by shareholder     -              -          8,500
Changes in assets and liabilities:
 Increase in accounts payable                     1,250              -          2,276
                                               --------      ---------       --------
  Total adjustments                               1,250              -         15,776
                                               --------      ---------       --------
  Net cash provided by (used in)
   operating activities                             335         (8,929)       (96,781)


Cash flows from financing activities:
   Common stock sold for cash                         -              -        253,150
   Repayment of related party loans                   -              -        (67,745)
   Advances to shareholder & affiliate          (20,000)             -        (42,000)
   Repayment of affiliated company advances           -              -          15,000
   Loans from related party                           -          8,200          61,825
                                                -------      ---------        --------
  Net cash provided by (used in)
   financing activities                         (20,000)         8,200         220,230
                                                -------      ---------        --------
Increase (decrease) in cash                     (19,665)          (729)        123,449
Cash and cash equivalents,
 beginning of period                            143,114            969               -
                                                -------      ---------        --------
Cash and cash equivalents,
 end of period                                $ 123,449      $     240       $ 123,449

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended March 31, 2002.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the quarter ended June 30, 2002, the Company loaned $20,000 to a shareholder.

The Company had an outstanding advance balance due to a related party of $2,580 and an outstanding advance to an affiliated company of $7,000 at June
30, 2002.

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

For the three months ended June 30, 2002, we made advances to a shareholder and affiliate of $20,000 resulting in net cash used in financing activities of $20,000.

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

For the year ended March 31, 2001, we received loans from a related party of $51,425 and sold common stock for cash of $2,650 resulting in net cash provided by financing activities of $54,075.

For the three months ended June 30, 2002 and 2001 and the year ended March 31, 2002 and 2001, we did not pursue any investing activities.

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

Results of Operations.  Since inception, Email
Mortgage has not received any significant revenues
from operations.     For the three months ended
June 30, 2002, we received revenue of only $1,100 from loan processing fees. We had a net loss of $915 for the three months ended June 30, 2002.
Operating expenses for that same period were $3,080 consisting of loan processing costs of $500, professional fees of $1,275, rent of $475 and other expenses of $830.

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


Date: August 22, 2002



By:  /s/ Dianne VandenBurg
    ------------------------
    Dianne VandenBurg
    President