Form 10QSB
period 2002-09-30
ADVANCED HEALTHCARE TECHNOLOGIES INC
filed 2002-11-19
CIK 1128949

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB


 FOR THE QUARTER ENDED SEPTEMBER 30, 2002
    COMMISSION FILE NUMBER 333-51058


      Advanced Healthcare Technologies, Inc.
        Formally Email Mortgage, Inc.
(Exact name of Registrant as specified in its charter)



    Colorado                   84-1565820
(State or other jurisdiction of          (I.R.S. Employer I.D.)
  incorporation or organization)



124 Colts Neck Road,
Farmingdale NJ 07727
Registrant's Telephone Number, including area code
732-938-9672

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


Yes__x___                 No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:
12,507,000 shares.

   Advanced Healthcare Technologies, Inc.

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

            Advanced Healthcare Technologies, Inc.
             (formerly Email Mortgage, Inc.)
                (A Development Stage Company)
                        Balance Sheet
                         (Unaudited)

                            ASSETS

                                                                September 30
                                                                    2002
                                                                ------------
Current assets:
  Cash                                                           $   106,795
  Advance to affiliated company                                       27,000
                                                                  ----------
      Total current assets                                           133,795
                                                                  ----------
Total assets                                                      $  133,795
                                                                  ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $     1,376
  Loans from related parties                                           3,055
                                                                   ---------
      Total current liabilities                                        4,431


Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                                 -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 12,507,000
  shares issued and outstanding                                       12,507
 Additional paid in capital                                          246,543
 (Deficit) accumulated during
  development stage                                                 (128,686)
                                                                  ----------
                                                                     129,364
                                                                  ----------
                                                                  $  133,795
                                                                  ==========

      See accompanying notes to financial statements.

      Advanced Healthcare Technologies, Inc.
       (formerly Email Mortgage.com Inc.)
          (A Development Stage Company)
             Statements of Operations
Three Months and Six Months Ended September 30,
                2002 and 2001
For the Period From Inception (March 28, 2000)
            to September 30, 2002
               (Unaudited)

                                                                       Period From
                                Three Months Ended  Six Months Ended   Inception To
                                  September 30,        September 30,   September 30,
                                2002          2001   2002        2001      2002
                                ------------------   ----------------  -------------
Revenue:
 Loan processing fees         $     -     $   650    $ 1,100   $ 1,750   $  4,350
 Interest income                  588          -       1,653         -      3,220
                             --------    --------    -------   -------   --------
                                  588         650      2,753     1,750      7,570

Operating expenses:
  Loan processing costs             -           -        500       400      7,050
  Professional fees            13,389       1,456     14,664     9,206     71,563
  Consulting services           2,400           -      2,400         -     12,400
  Web site expenses               125           -        125         -     23,625
  Rent                            475       1,300        950     3,250      7,650
  Other expenses                1,328           -      2,158         8     14,968
                             --------    --------    -------   -------    -------
                               17,129       2,756     20,797    12,864    137,256
                             --------    --------    -------   -------    -------

(Loss from operations) and
   net (loss)                $(17,129)   $ (2,106)  $(18,044) $(11,114) $(129,686)
                             ========    ========   ========  ========  =========
Per share information:
Basic and diluted (loss)
  per common share           $      -    $      -   $      -  $      -  $   (0.06)
                             ========    ========   ========  ========  =========

Weighted average shares
  outstanding             11,257,000  11,250,000  11,257,000 11,250,000 11,368,400
                           =========   =========   =========  ========= =========

 See accompanying notes to financial statements.

        Advanced Healthcare Technologies, Inc.
          (formerly Email Mortgage, Inc.)
             (A Development Stage Company)
               Statements of Cash Flows
     Six Months Ended September 30, 2002 and 2001
    For the Period From Inception (March 28, 2000)
                  to September 30, 2002
                     (Unaudited)

                                                                       Period From
                                              Six Months Ended         Inception To
                                                September 30,          September 30,
                                               2002       2001             2002
                                               ----------------       -------------
Net income (loss)                           $ (18,044)   $ (11,114)  $ (129,686)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock             900            -        5,900
   Expenses contributed to capital by
     shareholder                                    -            -        8,500
Changes in assets and liabilities:
 Increase in accounts payable                     350            -        1,376
                                            ---------    ---------    ---------
  Total adjustments                             1,250            -       15,776
                                            ---------    ---------    ---------
  Net cash provided by (used in)
   operating activities                      (16,794)      (11,114)    (113,910)


Cash flows from financing activities:
   Common stock sold for cash                      -             -      253,150
   Repayment of related party loans                -             -      (67,745)
   Advances to shareholder & affiliate       (20,000)            -      (42,000)
   Repayment of affiliated company advances        -             -       15,000

   Loans from related party                      475        10,400       62,270
                                           ---------     ---------    ---------
  Net cash provided by (used in)
   financing activities                      (19,525)      10,400       220,675
                                           ---------     --------     ---------
Increase (decrease) in cash                  (36,319)        (714)      106,765
Cash and cash equivalents,
 beginning of period                         143,114          969             -
                                           ---------     --------     ---------
Cash and cash equivalents,
 end of period                             $ 106,795     $    255     $ 106,765
                                           =========     ========     =========

 See accompanying notes to financial statements.

Advances Healthcare Technologies, Inc.
Notes to Unaudited Financial Statements

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

During August 2002, the Company changed its domicile to the state of Nevada and effected a five share for one share forward stock split. All share and per share information in the foregoing financial statements has been restated to give effect to the stock split.

The Company had an outstanding advance balance due to a related party of $2,580 and an outstanding advance to an affiliated company of $27,000 at September 30, 2002.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Trends and Uncertainties.  Demand for Advanced
Healthcare products and services will be dependent on, among other things, market acceptance of the Advanced Healthcare's concept, the quality of its services, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Advanced Healthcare's activities will be the receipt of revenues from our services, Advanced
Healthcare's business operations may be adversely affected by Advanced Healthcare's competitors and prolonged recessionary periods.

Capital and Source of Liquidity.  All of the
initial working capital has been obtained from the
sale of common shares to the current officers,
directors and principal shareholder ($250,000) and
loans from a related party of ($62,745).    We do
not have the liquidity to fund our operations and
will require additional capital.   We currently
have little working capital and will rely on
further loans to continue operations until
completion of the current public offering.
Advanced Healthcare's requires these additional
loans to expand our current and strategic business
plans.   We do not have any funding arrangements
with any third party or any affiliates.

For the six months ended September 30, 2002, we made advances to shareholder and affiliate of $20,000 and received loans from related party of $475. As a result, we had net cash used in financing activities of $19,525 for the six months ended September 30, 2002.

For the six months ended September 30, 2001, we received loans from a related party of $10,400 resulting in net cash provided by financing activities of $10,400.

For the six months ended September 30, 2002 and 2001, we did not pursue any investing activities.

On a long-term basis, liquidity is dependent on
continuation and expansion of operation and receipt
of revenues, additional infusions of capital, and
debt financing.   Advanced Healthcare believes that
additional capital and debt financing in the short term will allow Advanced Healthcare to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. However, there can be no assurance that Advanced Healthcare will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.  Since inception, Advanced
Healthcare has not received any significant
revenues from operations.   For the six months
ended September 30, 2002, we received revenue of
only $1,100 from loan processing fees and interest
income of $1,653.   We had a net loss of $17,144
for the six months ended September 30, 2002.
Operating expenses for that same period were $20,797 consisting of loan processing costs of $500, professional fees of $14,664, consulting services of $2,400, web site expenses of $125, rent of $950 and other expenses of $2,158.

For the six months ended September 30, 2001, we
received revenue of only $1,750 from loan
processing fees.   We had a net loss of $11,114 for
the six months ended September 30, 2001. Operating expenses for that same period were $12,864 consisting of loan processing costs of $400, professional fees of $9,206, rent of $3,250 and other expenses of $8.

Plan of Operation.   Advanced Healthcare is in the
development stage and has not conducted any significant operations to date or received significant operating revenues. We will not need to conduct any research and development regarding our business plan.

We do not expect to purchase any plant or significant equipment.

Advanced Healthcare may experience problems;
delays, expenses, and difficulties sometimes encountered by an enterprise in Advanced
Healthcare's stage of development, many of which are beyond Advanced Healthcare's control. These include, but are not limited to, unanticipated problems relating to the development of the system, manufacturing costs, production and marketing problems, additional costs and expenses that may exceed current estimates, and competition.

             Signatures


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: November 11, 2002



By:  /s/ Phillip E. Loori
    ------------------------
    Phillip E. Loori
    President