Form 10QSB
period 2002-12-31
ADVANCED HEALTHCARE TECHNOLOGIES INC
filed 2003-02-25
CIK 1128949

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB


 FOR THE QUARTER ENDED DECEMBER 31, 2002
    COMMISSION FILE NUMBER 333-51058


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

            Advanced Healthcare Technologies, Inc.
             (formerly Email Mortgage.com, Inc.)
                (A Development Stage Company)
                        Balance Sheet
                         (Unaudited)

                            ASSETS

                                                                December 31,
                                                                    2002
                                                                ------------
Current assets:
  Cash                                                           $    66,834
  Advance to affiliated company                                       27,000
                                                                 -----------
      Total current assets                                            93,834

Total assets                                                     $    93,834
                                                                 ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $     1,026
  Loans from related parties                                           3,755
                                                                 -----------
      Total current liabilities                                        4,781


Stockholders' equity:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                                                 -

 Common stock, $.001 par value,
  100,000,000 shares authorized, 12,507,000
  shares issued and outstanding                                       12,507
 Additional paid in capital                                          246,543
 (Deficit) accumulated during
  development stage                                                 (169,997)
                                                                 -----------
                                                                      89,053
                                                                 -----------
                                                                 $    93,834
                                                                 ===========

      See accompanying notes to financial statements.

      Advanced Healthcare Technologies, Inc.
       (formerly Email Mortgage.com, Inc.)
          (A Development Stage Company)
             Statements of Operations
Three Months and Nine Months Ended December 31, 2002 and 2001
For the Period From Inception (March 28, 2000) to December 31, 2002
                   (Unaudited)

                                                                           Period From
                               Three Months Ended    Nine Months Ended    Inception To
                                  December 31,          December 31,      December 31,
                             2002           2001    2002           2001       2002
                            ------         -----   ------         ------   ----------
Revenue:
 Loan processing fees      $     -     $  1,750    $  1,100    $  3,500     $  4,350
 Interest income               670            -       1,735           -        3,302
                           -------     --------    --------    --------     --------
                               670        1,750       2,835       3,500        7,652

 Operating expenses:
  Loan processing costs          -          250         500         650        7,050
  Professional fees         28,776       11,215      30,051      20,429       86,950
  Consulting services       27,400       23,000     27,400      23,000       37,400
  Web site expenses            125            -         125           -       23,625
  Rent                         475        1,950         950       5,200        7,650
  Other expenses             1,334        1,024       2,164       1,024       14,974
                           -------     --------     -------     -------     --------
                            58,110       37,439      61,190      50,303      177,649
                           -------     --------     -------     -------     --------
 Loss from operations) and
   net (loss)             $(57,440)    $(35,689)   $(58,355)   $(46,803)   $(169,997)
                          ========     ========    ========    ========    =========

Per share information:
Basic and diluted (loss)
  per common share        $      -     $      -     $      -   $      -    $   (0.01)
                          ========     ========     ========   ========    =========
 Weighted average shares
   outstanding          12,507,000   11,250,000   12,507,000 11,083,333   11,699,182
                        ==========   ==========   ========== ==========   ==========



 See accompanying notes to financial statements.

           Advanced Healthcare Technologies, Inc.
             (formerly Email Mortgage.com, Inc.)
                (A Development Stage Company)
                  Statements of Cash Flows
        Nine Months Ended December 31, 2002 and 2001
For the Period From Inception (March 28, 2000) to December 31, 2002
                         (Unaudited)

                                                                           Period From
                                               Nine Months Ended          Inception To
                                                   December 31,           December 31,
                                             2002              2001          2002
                                             ----------------------       ------------
Net income (loss)                          $ (58,355)      $ (46,803)     $ (169,997)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock            900               -           5,900
   Expenses contributed to capital by
     shareholder                                   -               -           8,500
Changes in assets and liabilities:
 Increase in accounts payable                      -               -           1,026
                                            --------       ---------      ----------
  Total adjustments                              900               -          15,426
                                            --------       ---------      ----------
  Net cash provided by (used in)
   operating activities                     (57,455)         (46,803)       (154,571)

Cash flows from financing activities:
   Common stock sold for cash                     -          251,400         253,150
   Repayment of related party loans               -          (67,745)        (67,745)
   Advances to shareholder & affiliate      (20,000)               -         (42,000)
   Repayment of affiliated company advances       -                -          15,000
   Loans from related party                   1,175           10,400          63,000
                                           --------         --------        --------
  Net cash provided by (used in)
   financing activities                     (18,825)         194,055         221,405
                                           --------         --------        --------
Increase (decrease) in cash                 (76,280)         147,252          66,834
Cash and cash equivalents,
 beginning of period                        143,114              969               -
                                           --------        ---------        --------
Cash and cash equivalents,
 end of period                             $ 66,834        $ 148,221        $ 66,834

      See accompanying notes to financial statements.

Advanced Healthcare Technologies, Inc.
Notes to Unaudited Financial Statements
December 31, 2002

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

The Company had an outstanding advance balance due to a related party of $3,755 and an outstanding advance to an affiliated company of $27,000 at December 31, 2002.

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

For the nine months ended December 31, 2002, we made advances to shareholder and affiliate of $20,000 and received loans from related party of $1,175. As a result, we had net cash used in financing activities of $18,825 for the nine months ended December 31, 2002.

For the nine months ended December 31, 2001, we received loans from a related party of $10,400 and cash proceeds from the sale of common
stock of $251,400.   We repaid related party loans of $67,745 resulting
in net cash provided by financing activities of $194,055.

For the nine months ended December 31, 2002 and 2001, we did not pursue any investing activities.

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

For the nine months ended December 31, 2002, we received revenue of only $1,100 from loan processing fees and interest income of $1,735.
We had a net loss of $58,355 for the nine months ended December 31, 2002. Operating expenses for that same period were $61,190 consisting of loan processing costs of $500, professional fees of $30,051, consulting services of $27,400, web site expenses of $125, rent of $950 and other expenses of $2,164.

For the nine months ended December 31, 2001, we received revenue of
only $3,500 from loan processing fees.   We had a net loss of $46,803
for the nine months ended December 31, 2001. Operating expenses for that same period were $50,303 consisting of loan processing costs of $650, professional fees of $20,429, consulting services of $23,000, rent of $5,200 and other expenses of $1,024.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

             Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: February 14, 2003



By:  /s/ Phillip E. Loori
    ------------------------
    Phillip E. Loori
    President

               CERTIFICATIONS

I, Phillip E. Loori, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Advanced Healthcare Technologies, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/Phillip E. Loori
Phillip E. Loori
Chief Executive Officer/Chief Financial Officer