Form 10KSB
period 2003-03-31
ADVANCED HEALTHCARE TECHNOLOGIES INC
filed 2003-06-25
CIK 1128949

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-KSB
(Mark One)

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended March 31, 2003

                                   OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
                                  --------------    --------------

                 Commission File Number 333-51058


                 ADVANCED HEALTHCARE TECHNOLOGIES, INC.
            (Name of small business issuer in its charter)

          Nevada                                 84-1565820
(State or other jurisdiction of        (IRS Employer Identification
No.) incorporation or organization)

           1140 Highway 287, Suite 400-274, Broomfield, Co. 80020
             (Address of principal executive offices)     (Zip Code)

          Issuer's telephone number:(303-404-9904)

  Securities registered pursuant to Section 12(b) of the Exchange Act:

  Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $.001 par value
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES   X                      NO
                          -----                       -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Issuer's revenues for its most recent fiscal year: $ NONE

The number of shares of Common Stock held by non-affiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of March 31, 2003 was 16,207,000 with an approximate aggregate market value of $648,200.00 (based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of March 31, 2003 was 16,207,000.

                           TABLE OF CONTENTS

Item Number and Caption                                           Page

PART I
  Item 1.     Description of Business                               4
  Item 2.     Description of Properties                            10
  Item 3.     Legal Proceedings                                    10
  Item 4.     Submission of Matters to a Vote of Security Holders  11
PART II
  Item 5.     Market for Common Equity and Related Stockholder
              Matters                                              11
  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation or Plan of
              Operation                                            12
  Item 7.     Financial Statements                                 14
  Item 8.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure               24
PART III
  Item 9.     Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a)
              of the Exchange Act                                  24
  Item 10.    Executive Compensation                               25
  Item 11.    Security Ownership of Certain Beneficial Owners
              and Management                                       26
  Item 12.    Certain Relationships and Related Transactions       27
  Item 13.    Exhibits, Financial Statement Schedules, and
              on Form 8-K.                                         28

                           PART I

This Annual Report on Form 10-K, including the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains both historical information and forward-looking statements about Health and Leisure, Inc ("Health and Leisure", "we", "us", "our" or "our we"). A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, those related to operating result. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "appears", "believes", "continue", "estimates", "expects", "hope", "intends", "may", "our future success depends", "plans", "potential", "predicts", "reasonably", "seek to continue", "should", thinks", "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Item 1.Description of Business

Introduction
                              Our History

We were incorporated on March 28, 2000, under the laws of the State of Colorado. From inception through September 15, 2002, our business was involved in the marketing of first and second mortgages, primarily through our website, emailmortgage.com. As we were unable to produce sufficient revenues to warrant our continued involvement in the mortgage business and were unable to raise sufficient working capital to adequately fund the retail mortgage business, we made the decision to discontinue operations, liquidate our loan inventory and pay off our then existing liabilities. From September 15, 2002 until the present time, we have pursued the acquisition and development of products and/or technologies and/or companies involved in the health care
industry.   On May 21, 2002, our Board of Directors approved a five for
one (5:1) stock dividend.   On July 8, 2002, we changed our name to
Mariner Health Care Inc., pursuant to a special meeting of shareholders. A change of domicile from Colorado to Nevada was approved during the same shareholders meeting. Due to a name conflict with a national health care organization, we agreed to change our name again, and adopted the name of Advanced Healthcare Technologies, Inc. Since that date we have been seeking qualified management and health care opportunities.

Commencing in the third quarter of 2002, we made the decision to acquire Advanced Hyperbaric Industries, Inc., ("AHT"), a New Jersey based company engaged in the manufacture and marketing of rigid extremity hyperbaric chambers and a sacral patch device, both of which utilize oxygen therapy for the treatment of open wounds and sores, including bedsores. The acquisition of Advanced Hyperbaric Industries, Inc. was not fully completed due to complications with the auditing of its financial records. The acquisition agreement was modified on March 27, 2003, to provide that the technologies owned by Advanced Hyperbaric Technologies, Inc. and the inventors of those products, be assigned to us (Advanced Healthcare) and we would pay to AHT our shares on essentially the same basis as previously agreed, further, additional shares were allocated for the assignments of patents issued and patents pending and for technology in development.

The Amendments to the Agreement and Plan of Reorganization acknowledged that 1.5 million shares were issued to AHT shareholders and amended
Section 5.3 thereof to reserve for issuance a total of Seven Million shares (including those already issued). 2.5 million restricted shares are to be issued to Jacqueline Loori and AHT shareholders upon the signing of the original documents and all rights for the "Topical Hyperbaric Extremity Chamber, the Portable Topical Hyperbaric Apparatus or "Disposable Sacral Topical Hyperbaric Oxygen System. In addition 500,000 shares are to be issued to Phillip and Jacqueline Loori upon the successful negotiation for the assignment of Patent #5060644 "Hyperbaric Chamber Apparatus" currently assigned to Michael Proctor. One million shares will be issued to Phillip and Jacqueline Loori, George Horvath and Dr. Frank Rossi upon the filing of the patent application for a new product related to the rigid extremity chamber and one million shares to the same parties upon issuance of the patent. One million shares will be issued to AHT shareholders in the event Medicare Part B approval is received for any of the assigned products and 500,000 shares are reserved for AHT shareholders for issuance upon AHT earning $250,000 in profit and/or 1.5 million in sales. The reserved shares are incentive based. The total shares, which could be earned if all the contingent events occur is Seven Million Shares (7,000,000). From our perspective, we now have the manufacturing rights, assignments of all of the technologies described and agreements necessary to ensure that all sales of the products, by AHT or us, will be transacted directly through our Company. Therefore, we believe all of the benefits of the original transaction remain intact, with the added benefit of the actual assignments of technologies and products taking the place of product licenses. We have retained consultants with extensive experience in the medical field to evaluate the products and to consider other opportunities in oxygen treatment, hyperbaric oxygen, complementary technologies, products and/or companies.

We believe that additional products and technologies are available, and we investigating some as possible targets for acquisition. We continue to negotiate terms of agreement with potential new management, lenders, and private investors. The potential new management has been working closely with us, in a consulting capacity, and has been advising us as to the progress and conditions upon which they may agree to work with us in a full time management capacity. While negotiations have not been finalized with the potential management, it is anticipated that a significant amount of our authorized but un-issued common or preferred stock will be offered as incentive for the potential management team to agree to become full time management.

Overview

There are over 5,000,000 open wounds reported in the United States on an annual basis, many of which could directly benefit from the use of topical hyperbaric and/or simple oxygen therapy. The wound care industry has become a business of hundreds if not thousands of companies, representing annualized revenues in the billions of dollars. See Journal of Podiatry Today, July 2002 and the Journal of
Ostomy/Wound Management, November 2002 in the article on Topical
Hyperbaric Oxygen and Electrical

Stimulation.

The treatment of wounds through the use of oxygen therapy has a long history. The traditional method of treatment involves the delivery of pressurized oxygen into a hyperbaric oxygen chamber, inside of which a patient is placed to absorb oxygen into his/her system by normal breathing. Full body hyperbaric oxygen treatment has been utilized in a number of applications including neurological disorders. (Ocean Hyperbaric Institute, Ft. Lauderdale, Fl.)

The use of topical hyperbaric therapy for the treatment of wounds, on the other hand, and the business that has been created by its use, counts far fewer competitors, which our research shows, may number less than 100. Topical hyperbaric therapy, much like full body hyperbaric oxygen treatment, has been utilized for a number of years, with patent applications and various forms of treatment dating back more than thirty years. GWR Medical, Inc. is the largest topical hyperbaric oxygen company we are aware of. Another company called Numotech, Inc. has emerged with a larger chamber for oxygen therapy as well.

Based upon our own research and the information we have received from AHT, we believe that there exists a significant market for the use of
topical hyperbaric therapy.   Unlike the inconvenience and high cost of
the traditional full body treatment, the utilization of topical hyperbaric treatment, with current and planned products, allows for the treatment of wounds with much wider versatility and less expense and inconvenience.

Description of Advanced Healthcare Technologies, Inc.

To date, we have completed the acquisition of certain patents, #5060644 (abandonment is being pursued since former assignee has not used the device or the patent) and #5154697, the "Sacral Unit", technologies and other products that we feel may be patented, and we continue to negotiate with individuals and entities to acquire, or jointly develop other products and/or technologies which we believe are or will be
compatible and complimentary to those acquired from AHT.   It is our
intent to acquire other technologies and products on a basis similar to those we have acquired already; by providing an incentive based strategy to the seller of the product or technology that minimizes our capital outlay and ties the total cost to the performance of the product or technology.

With respect to working capital, we are currently seeking funding in order to sustain current operations and to hire new management with extensive experience in the healthcare field. We have received a letter of intent for funding from Birchwood Funding, Inc., and while no formal agreements have been executed, negotiations are continuing. Interim funding has been received in the amount of approximately $40,000.00, pursuant to the delivery of two promissory notes. We are pursuing other lenders and institutional investors for our capital needs. Current shareholders continue to pay specific operating expenses.

One of our major expenses will be clinical studies, which studies are currently contemplated to cost between $25,000 and $100,000, depending on the particular study, how many studies are undertaken and the scope of each study. We are researching the possibility of paying for the clinical studies with funds obtained from commercial sponsors, who may be interested in purchasing or using our products, licenses and or technologies. While no such sponsorships have been received to date, negotiations are in progress and we have identified several potential sponsor candidates.

Our ultimate success will depend greatly upon ongoing efforts to obtain additional funding.

Topical Hyperbaric and Oxygen Therapy Industry

Strategy

Key elements of our strategy include:

Increasing market share through product awareness and the targeting of traditional hyperbaric oxygen wound treatment patients.

We believe that customers within the existing and traditional hyperbaric oxygen markets who are either unaware or not properly informed of topical hyperbaric efficiencies, represent a significant market opportunity. We intend to increase sales by attracting patients who are currently utilizing other forms of hyperbaric oxygen treatment and to become the primary treatment modality for more of these customers.

We seek to combine what we believe to be our strengths in product quality, service, and price, to increase our sales to this customer base. We intend to increase our sales to doctors, hospitals, nursing homes and other wound care providers through education, exposure and advice with regard to the qualities and superiority of the topical hyperbaric oxygen and sacral oxygen treatments. Our goal is to create relationships and co-branding /co-marketing agreements with companies in the wound care industry, thereby exposing more potential customers to our products without the need for the larger sums of capital that would be required to market the products directly to the end user.

Upon timely completion of the contemplated clinical studies, we believe that we will be able to widely demonstrate the efficacy of the treatment to the medical community, and, since there are few clinical studies relating to the treatment of wounds through the use of topical hyperbaric oxygen therapy now being conducted, we are hopeful that concurrent with the results of our studies we will be viewed as leaders in the burgeoning hyperbaric oxygen and oxygen treatment therapy industry.

Promoting brand recognition

We intend to increase sales of our products by focusing on brand marketing. We intend to utilize promotional materials to increase visibility and to create brand recognition by physicians, hospitals,
nursing homes and would care facilities.   The goal of the brand
marketing efforts will be to create positive word of mouth advertising, which we feel is an important part of brand recognition and the general reputation of our products. Brand name and brand awareness will be promoted through the utilization and strategic placement of our products at trade shows, and on national and local television and radio shows as well as in the print media. We plan to place advertisements in national and trade publications, to provide streaming video of clinical and anecdotal cases demonstrating the positive effects of the treatment, and to participate in charitable fund raising events. Our promotional activities may also include the "Oxygen Remedies Show@, which will be a traveling show that enables our management and sales representatives to meet with doctors, wound care executives, buyers and journalists in major markets, such as New York City, Los Angeles, San
Francisco, Chicago and Boston.   We also plan to participate at high
visibility wound care seminars and continuing education programs. Other promotional activities may include, web site features, direct mailing and other promotional activities that might serve as a reference source for wound care specialists in the medical field.

Pursuing Strategic Acquisitions

We believe that strategic acquisitions will allow us to accelerate sales growth, increase profitability and expand our geographical presence. We are in the process of identifying and evaluating acquisition candidates which are consistent with our consolidation strategy, including companies that market and distribute products that complement our existing product lines, generate significant sales from customers not currently served by us, maintain a strong competitive position within a rapidly growing segment of the oxygen therapy market and/or facilitate our entry into new product/technology markets in which we do not currently serve.

Products

As of the date of this report, we have two principal products. The first is our rigid extremity chamber, a device which is approximately 30 inches long, 18 inches high and 12 inches wide. The device has a latex sleeve that is stretched over the wound leaving the treatment area inside the chamber and the latex sleeve providing a seal. Oxygen is then pulsed, under pressure, to the wound for a period of time as determined by the wound care provider, normally between 90 minutes and
180 minutes.   The second product is a device which fits over a skin
lesion, such as a bedsore, and has a connector to an oxygen source
which provides continuous flow of oxygen to an exposed wound.   The
rigid extremity chamber sells on a retail basis for approximately $10,000.00. The Sacral Unit sells for approximately $175.00 on a retail basis. Agreements with our distributors or those of AHT which buy the units on a discounted basis are confidential documents. Manufacturing is done by two principal suppliers, one an integrated systems manufacturing company in New Jersey and also a plastic moulding and manufacturing company in Massachusetts.

We are continually evaluating new products based on existing and anticipated trends in the industry and as oxygen technology is expanded
and refined.   We intend to actively solicit suggestions for new
products from our customers, industry experts and medical professionals in order to evaluate new products and new product categories.

Information Systems

We plan to undertake technology-based initiatives that we expect will enhance our efficiency, reduce distribution costs, improve customer service and generate additional sales.

Customers and Suppliers

According to information given to us by AHT, it has a limited customer database, primarily because most of its sales are to distributors and AHT does not have access to the ultimate end user or client. AHT is a10 years old Company which reports sales of more than 500 devices over
its corporate life.   Unfortunately, AHT has limited historical
customer data and/or demographic information with which to expand markets and opportunities. Instead, we look forward to the completion of negotiations with new management, and the resultant sales and marketing programs they will employ.

Sales and Marketing

Our sales and customer service representatives will be soliciting and processing orders, servicing customers by telephone, reviewing customer account balances and assisting with the delivery of new product information. In addition, our sales representatives will advise customers on treatment options, and the methods of preparing and addressing wound care needs. Our sales representatives will be trained to accent the scope and quality of services that we can provide to our customers and more importantly to the end user. Sales commission programs will reward account profitability and promote our growth. We will systematically measure the profitability of each account and product segment and modify its incentive programs accordingly.

We intend to develop a variety of marketing services that cater to a broad range of medical care formats. These programs will be designed to educate professionals, consumers, profile the most advantageous applications and increase sales for representatives and co-sellers. We are planning to supplement our market presence with advertising campaigns in trade publications, demonstrations, and attendance at seminars and continuing education programs, which will focus on its ability to service targeted industry segments. We intend to support our marketing efforts with a variety of promotional services and programs, press trips and its web site, www.advancedhealthcaretechnologies.com.

Distribution

We distribute our products from facilities located in New Jersey, and are currently seeking another facility for such operations. As of this time, we rely on AHT for assembly of product components.

Competition

We believe that there are over 600 full body hyperbaric chamber centers in the United States. Each of these centers represents the potential to be a direct competitor. In addition to direct competition, there are thousands of products, treatments, creams, ointments, devices and procedures utilized in the treatment of wounds, some of which are utilized as complementary treatments and procedures. Many of the competitors are large, multinational corporations with large research and development budgets as well as large, sophisticated marketing budgets and distribution capabilities already in place.

Inasmuch as we are aware, no industry estimates are available for companies that market topical hyperbaric oxygen devices.

Environmental Matters

We must comply with federal, state and local environmental requirements, including those relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the clean up of properties affected by pollutants. We do not currently anticipate any material adverse effect on our business or financial condition as a result of our efforts to comply with environmental requirements.

Intellectual Property

We have been assigned all the rights to two existing patents, those being Patent #5060644 and Patent # 5154697. We are pursuing the return of a former assignment of #5060644 by virtue of the non-use by the
former assignee.   We are also pursuing the filing of at least one
additional patent relating to the rigid chamber originally created by Phillip Loori of AHT. In addition, we are pursuing other products which may be patentable and other ideas which may be patentable all relating to oxygen therapies.

Employees

As of March 31, 2003, we had no full-time employees. We have not experienced any labor disputes or work stoppages, and have no collective bargaining contracts. We have relied on management consultants and contributed management services and have paid or are planning to pay certain officers, directors and consultants with shares of common stock recently registered pursuant to Form S-8.

Regulation

We are regulated by numerous federal, state and local regulatory agencies, including the U.S. Food and Drug Administration for qualification of our products as class 3 medical devices. We believe that we are in compliance in all material respects with all applicable government regulations. The cost associated with regulation is primarily associated with the regulatory costs of being a public filing since we have to have audited financial statements and provide regular reports to the Securities Exchange Commission.

Item 2.   Description of Properties

We currently utilize the facilities of our corporate counsel, Thomas F. Pierson, for our main address at no cost. Our business and its development is centered on our management consultants and Phillip Loori of AHT. Assembly and distribution activities are performed at the AHT facilities in New Jersey.

Item 3.  Legal Proceedings

There are no material legal proceedings pending or, to the best of our knowledge, threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 8, 2002 at a meeting of the stockholders, the following actions were adopted:
  (1) the stockholders approved an amendment to our certificate of incorporation changing the name to "Mariner Health Care Inc.";
  (2) the stockholders also approved an amendment to our certificate of incorporation by merger with a Nevada corporation formed for the purposes of changing the corporate domicile from Colorado to
Nevada.

In each case, 11,836,600 shares voted for the proposal and no shares voted against the proposal.


                               PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a) Market Information.

Our common stock is traded on the NASD Over-The-Counter Bulletin Board
under the symbol "AVHC".   The following table sets forth the range of
high and low last sales price for our common stock for each of the periods indicated as reported by the NASD Over-The-Counter Bulletin Board. The prices below reflect a five for one stock dividend effected in May of 2002. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

             2003           High           Low
         ----------     ----------     ----------
         1st quarter  $      .07   $      .05


             2002           High           Low
          ----------     ----------     ----------
          1st quarter   Not Trading    Not Trading
          2nd quarter   Not Trading    Not Trading
          3rd quarter    $      .35     $      .31
          4th quarter    $      .09     $      .08


             2001
          ----------
         Not Trading


(b) Security Holders

The number of shareholders of common stock of record as of March 31, 2003 was 16,207,000. There are no shares of preferred stock issued.

(c) Dividends

We have not paid cash dividends within the last three years and do not anticipate or contemplate paying cash dividends in the foreseeable future. We presently intend to utilize all available funds for the development and growth of our business and operations.

(d) Recent Sales of Unregistered Securities

In the fourth quarter of the fiscal year ended December 31, 2002, we issued 2,000,000 restricted shares of common stock to Pacifica Financial Group, Inc. of Newport Beach, California in a transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended. Also in the last quarter of 2002, we issued 200,000 restricted common shares to VUI, Inc. in a transaction exempt from the registration requirements pursuant to
Section 4(2) of the Securities Act of 1933, as amended


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation

Special Note Regarding Forward-Looking Statements. Certain statements in this report and elsewhere (such as our other filings with the Securities and Exchange Commission, press releases, presentations by its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. We do not undertake any obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources

For the years ended March 31, 2003 and 2002, we did not pursue any investing activities.

For the year ended March 31, 2003, we received proceeds from a note payable of $12,500 and made repayments of related party loans of
$2,580.   We made advances to an affiliated company of $33,380, $7,000
of which was repaid.   As a result, for the year ended March 31, 2003,
we had net cash used in financing activities of $16,460.

For the year ended March 31, 2002, we received proceeds of $250,500
from the sale of our stock in the public offering.   We repaid related
party loans of $67,745 for the year ended March 31, 2002 and received
proceeds of related party loans of $10,400.   For the year ended March
31, 2002, we made advances to affiliated company of $22,000 and were
repaid $15,000 by that affiliated company.   As a result, we had net
cash provided by financing activities of $186,155 for the year ended March 31, 2002.

We have primarily funded our working capital through the issuance of our securities, and from shareholder advances to the company. Our capital requirements for the next 12 months will be dependent upon the capital requirements of Advanced Healthcare Technologies, Inc.

Results of Operations.

For the year ended March 31, 2003, we received loan processing fees of
$1,100 and interest income of $1,735.   We had a net loss from
operations of $1,920,276 for the year ended March 31, 2003.   This was
mainly to the change in business which resulted in large increases in consulting services of $699,881 in 2003 compared $0 in 2002, investor relations costs of $652,760 in 2003 compared to $0 in 2002 and the purchase of research and development of $525,000 in 2003 compared to $0 in 2002.

Item 7.  Financial Statements

                     INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Advanced Healthcare Technologies, Inc.
(formerly Email Mortgage.com, Inc.)
(A Development Stage Company)

We have audited the balance sheet of Advanced Healthcare Technologies, Inc. as of March 31, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the two years then ended and for the period from inception (March 28, 2000) to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Advanced Healthcare Technologies, Inc. as of March 31, 2003, and the results of its operations and cash flows for the two years then ended and for the period from inception (March 28, 2000) to March 31, 2003, in conformity with generally accepted accounting principles.





James E. Scheifley
Certified Public Accountant

Dillon, Colorado
May 10, 2003

                 Advanced Healthcare Technologies, Inc.
                     (A Development Stage Company)
                             Balance Sheet
                             March 31, 2003

                 ASSETS
                                                           2003
                                                        ----------
Current assets:
  Cash                                                  $   12,684
  Advances to affiliated company                            33,380
                                                        ----------
      Total current assets                                  46,064

                                                        $   46,064
                                                        ==========
          STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable                                          $   12,500
  Accounts payable                                           8,672
  Accrued expenses                                          70,000
                                                        ----------
      Total current liabilities                             91,172

Loans from shareholders                                    652,760

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
   10,000,000 shares authorized, no shares
   issued and outstanding                                        -

  Common stock, $.001 par value,-
   100,000,000 shares authorized, 16,207,000
   shares issued and outstanding                            16,207
  Additional paid in capital                             1,317,843
  (Deficit) accumulated during development stage        (2,031,918)
                                                        ----------
                                                          (697,868)
                                                        ----------
                                                        $   46,064
                                                        ==========





See accompanying notes to financial statements.

                 Advanced Healthcace Technologies, Inc.
                    (A Development Stage Company)
                       Statements of Operations
                Years Ended March 31, 2003 and 2002 and
   For the Period From Inception (March 28, 2000) to March 31, 2003

                                                           Period From
                                        Year Ended         Inception To
                                          March 31,           March 31,
                                       2003         2002         2003
                                  ----------   ----------   ----------
Revenue:
  Loan processing fees            $    1,100   $    1,750   $    4,350
  Interest income                      1,735        1,567        3,302
                                  ----------   ----------   ----------
                                       2,835        3,317        7,652
Operating expenses:
  Loan processing costs                  500          750        7,050
  Professional fees                   30,627       43,349       87,526
  Consulting services                699,881            -      709,881
  Web site design expenses                 --           -       23,500
  Investor relations costs           652,760            -      652,760
  Rent                                 4,975        3,250       11,675
  Purchased research & development   525,000            -      525,000
  Other expenses                       9,368        1,004       22,178
                                  ----------   ----------   ----------
                                   1,923,111       48,353    2,039,570
                                  ----------   ----------   ----------
(Loss from operations) and
  net (loss)                     $(1,920,276)  $  (45,036) $(2,031,918)
                                 ===========   ==========  ===========

Per share information:
  Basic and diluted (loss) per
   common share                   $    (0.13)  $    (0.00)  $    (0.16)
                                  ==========   ==========   ==========

  Weighted average shares
   outstanding                    14,298,667   11,876,250   12,363,722
                                  ==========   ==========   ==========





See accompanying notes to financial statements.

                Advanced Healthcace Technologies, Inc.-
                    (A Development Stage Company)-
             Statement of Changes in Stockholders' Equity-
    For the Period From Inception (March 28, 2000) to March 31, 2003-

                                                             Deficit
                                               Additional  Accumulated
                         Common      Stock      Paid-in   During Develop
     ACTIVITY            Shares      Amount     Capital     ment Stage     Total
                       ----------   --------   ----------   ----------   -------
---
Shares issued for cash
 May 2000 @ $.001      11,000,000   $  2,200   $        -   $        -   $
2,200
 October 2000 @.01        225,000        225          225
450

Shares issued for services
 October 2000 @ $1.00      25,000         25        4,975            -
5,000

Net (loss) for the period
 ended March 31, 2001           -          -            -      (66,606)
(66,606)
                       ----------   --------   ----------   ----------   -------
---
Balance, March 31,
 2001                  11,250,000      2,450        5,200      (66,606)
(58,956)

Sale of common stock
 for cash in October
  2001                  1,252,500      1,253      249,247            -
250,500

Par value reclassification      -      8,800       (8,800)           -
-

Net (loss) for the year
 ended March 31, 2002           -          -            -      (45,036)
(45,036)
                       ----------   --------   ----------   ----------   -------
---
Balance, March 31,
 2002                  12,502,500   $ 12,503   $  245,647   $ (111,642)  $
146,508

Shares issued for services -----
 in April 2002              4,500          4          896            -
900

Shares issued for technology
 purchase agreement
 September 2002         1,500,000      1,500      523,500            -
525,000

Shares issued for consulting
 agreement November
 2002                   2,200,000      2,200      547,800            -
550,000

Net (loss) for the year
 ended March 31, 2003           -          -            -   (1,920,276)
(1,920,276)
                       ----------   --------   ----------   ----------   -------
---
Balance, March 31,
 2003                  16,207,000   $ 16,207    1,317,843  $(2,031,918) $
(697,868)
                       ==========   ========   ==========  ===========
===========

                Advanced Healthcace Technologies, Inc.
                   (A Development Stage Company)
                     Statements of Cash Flows
               Years Ended March 31, 2003 and 2002 and
    For the Period From Inception (March 28, 2000) to March 31, 2003

                                                           Period From
                                        Year Ended         Inception To
                                         March 31,           March 31,
                                     2003          2002        2003
                                  ----------   ----------   ----------
Net income (loss)                $(1,920,276)  $  (45,036) $(2,031,918)
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Services provided for common
    stock                            550,900            -      555,900
    Technology acquired for common
    stock                            525,000            -      525,000
    Expenses contributed to capital
    by shareholder                         -            -        8,500
    Services provided for shareholder
    advances                         652,760            -      652,760
Changes in assets and liabilities:
  Increase in accounts payable         7,647        1,026        8,673
  Increase in accrued expenses        70,000            -       70,000
                                  ----------   ----------   ----------
    Total adjustments              1,806,307        1,026    1,820,833
                                  ----------   ----------   ----------
    Net cash provided by (used in)
     operating activities           (113,969)     (44,010)    (211,085)

Cash flows from financing activities:
  Common stock sold for cash               -      250,500      253,150
  Proceeds from note payable          12,500            -       12,500
  Repayment of related party loans    (2,580)     (67,745)     (70,325)
  Advances to affiliated company     (33,380)     (22,000)     (55,380)
    Repayment of advances to
    affiliated company                 7,000       15,000       22,000
    Loans from related party               -       10,400       61,825
                                  ----------   ----------   ----------
  Net cash provided by (used in)
    financing activities             (16,460)     186,155      223,770
                                  ----------   ----------   ----------
Increase (decrease) in cash         (130,429)     142,145       12,685
Cash and cash equivalents,
  beginning of period                143,114          969            -
                                  ----------   ----------   ----------
Cash and cash equivalents,
  end of period                   $   12,685   $  143,114   $   12,685
                                  ==========   ==========   ==========



See accompanying notes to financial statements.

                Advanced Healthcare Technologies, Inc.
                   (A Development Stage Company)
                     Statements of Cash Flows
               Years Ended March 31, 2003 and 2002 and
    For the Period From Inception (March 28, 2000) to March 31, 2003--

                                                           Period From
                                        Year Ended         Inception To
                                         March 31,           March 31,
                                     2003          2002        2003
                                  ----------   ----------   ----------

Supplemental cash flow information:

   Cash paid for interest         $        -   $        -   $        -
   Cash paid for income taxes     $        -   $        -   $        -





See accompanying notes to financial statements.

                Advanced Healthcare Technologies, Inc.
                   Notes to Financial Statements
                          March 31, 2003

Note 1. Organization and Summary of Significant Accounting Policies.

The Company was incorporated in Colorado on March 28, 2000 and began operations on May 25, 2000. The Company's activities to date have been limited to organization and capital formation. The Company plans to engage in the healthcare equipment business. The Company had engaged in the mortgage lending business on a limited basis. The Company has chosen March 31st as the end of its fiscal year. During the year ended March 31, 2003, the Company affected a 5 share for 1 share forward stock split. All share and per share information in the financial statements and footnotes thereto have been restated to give affect to the stock split.

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

Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

Fair value of financial instruments:
The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

Intangible Assets and Long Lived Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the period ended March 31, 2003.

Stock-based Compensation
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Stock based compensation paid by the Company is disclosed in Note 3.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities (SFAS 146), which is required to be adopted for such activities initiated after December 31, 2002. SFAS 146 establishes accounting rules for recognizing certain costs associated with exit or restructuring activities that are not associated with new business combinations or disposal activities covered by FASB Statement No. 144.

Management believes that the adoption of SFAS No. 146 will have no impact on the Company for the year ended March 31, 2003.


Note 2.  Note Payable

During March 2003, the Company issued a note to an unrelated individual amounting to $12,500. The note is due on May 8, 2003 with interest at 8% per annum. The repayment agreement accompanying the note provides that the note may be repaid with common stock at the option of the lender should the Company issue additional common stock in a private placement or public offering. Should the note be repaid in stock, the lender is entitled to receive 200% of his invested funds.

Note 3.  Stockholders' Equity.

During May 2000, the Company issued 11,000,000 shares of it's restricted common stock to an entity controlled by an individual who also controls an entity that has made cash and other advances to the Company. The shares were valued at $.001 per share for an aggregate of $2,200 and this amount has reduced the amount due the entity for cash advances.

During October 2000, the Company issued 25,000 to a consultant for services provided to the Company. The fair value of the shares issued for the services amounted to $1.00 per share and such value is consistent with the proposed offering price in it's initial public offering.

During October 2000, the Company issued an aggregate of 225,000 shares of its common stock to two individuals who are officers of the Company aggregating $450 in private sale transactions. The shares were sold at a price of $.01 per share.

During October 2001, the Company sold an aggregate of 1,252,500 shares of its common stock for cash at $.20 per share.

During September 2002, the Company issued 1,500,000 shares of its common stock in exchange for certain technology rights related to a medical device. Since the device does not have an established market and it is uncertain that the Company will be able to establish the market, the fair value of the stock issued ($525,000) has been charged to operations. The fair value was based upon the closing bid price for the Company's stock ($.35 per share) on the date of the technology purchase agreement.

During November 2002,the Company issued 2,200,000 shares of its common stock pursuant to a consulting contract under which services have been fully provided as of March 31, 2003. The shares were valued at fair value based on the closing bid price of $.25 per share on the contract date.

During the period from October 2002 to February 2003, certain of the Company's shareholders surrendered an aggregate of 3,677,000 of their shares to pay for investor relations services provided to the Company by outside firms. The aggregate fair value of the shares surrendered, based on the closing bid price at the date surrendered, amounted to $652,760. This amount has been charged to operations for the year ended March 31, 2003 and a liability for the corresponding amount has been provided for since the shareholders are entitled to repayment in cash or additional common stock at a future date.


Note 4. Commitments and contingencies

The Company leases its office facility on a month to month basis at no cost.

The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

The Company has entered into an oral agreement with E-Mail Real Estate.com, Inc. (Real Estate), an affiliated corporation, whereby it will pay, beginning January 1, 2001, $20 per month per realtor that has a website included in Real Estate's operations that includes a hotlink to the Company's website. The Company has not incurred any liability in connection with the oral agreement as of March 31, 2002 or 2003, and the agreement has since been cancelled.

During January 2003, the Company entered into two consulting agreements for management services that provide for aggregate monthly fees of $27,500 on a month-to-month basis.

Note 5. Income Taxes

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

Certain transactions involving the issuance of or a commitment to issue the Company's common stock have produced significant charges to operations for financial statement purposes that may not be deducted for Federal income tax purposes. Such items have been treated as a permanent difference in the determination of taxable income or loss.

The Company has not provided for income taxes during the years ended March 31, 2003 and 2002 as a result of operating losses. The Company has a net operating loss carry forward at March 31, 2003 of approximately $288,000 which will expire if unused in 2023. The Company has fully reserved the deferred tax asset (approximately $97,900) that would arise from the loss carry forward since the Company cannot predict a level of operations that would assure the utilization of the loss in future periods. The reserve increased by approximately $65,300 during the year ended March 31, 2003.


Note 6. Related Party Transactions

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

During the year ended March 31, 2002, the Company loaned $22,000 to an affiliated company and paid a loan referral fee to another related company. As of December 31, 2001 the affiliate had paid professional fees in favor of the Company amounting to $15,000 and the balance due from the affiliate was $7,000 at that date.

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

During the year ended March 31, 2003 the Company repaid $2,580 of related party advances and made additional advances to an affiliated company of $33,380. Additionally another affiliated company repaid $7,000 of advances outstanding at March 31, 2002.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.


                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of all our current directors and all persons who will become directors ten days after the filing of an information statement along with their position, offices and term.

     Name              Age     Term                 Position
   --------           -----  --------             ------------

Daniel Motsinger(1)    51    April 28-Present   Interim Chairman of
                                                Board, President and
                                                Chief Executive Officer

Daniel Starczewski(2)  56    April 28-Present   Interim Chief Operating
                                               Officer, Chief Financial
                                                Officer, Secretary and
                                                Director

(1) Shall resign as a director not less than ten days following the hiring of a permanent President
(2) Shall resign as a director not less than ten days following the hiring of a permanent CFO and Secretary.

All Directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Vacancies on the Board of Directors may be filled by the remaining directors until the next annual stockholders' meeting. Officers serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to us, pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the fiscal year ended March 31, 2003, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during our fiscal year ended March 31, 2003, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Executive Compensation

We did not pay any compensation to our executive officers for the years ended March 31, 2001 or March 31, 2002.

Board Composition.

Our board of directors will consist of at least three directors. At each annual meeting of our stockholders, all of our directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, our bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors.

Each officer is elected by, and serves at the discretion of, the board of directors. There are no family relationships among any of our directors, officers or key employees. Each of our officers and directors, other than independent directors, devotes substantially less than full time to our affairs.

Stock Compensation and/or Option Plan.

The 2003 Plan provides for the grant to employees, officers, directors, consultants and independent contractors of up to 3,300,000 non-qualified stock options as well as for the grant of shares to employees that qualify. The purpose of the 2003 Plan is to enable us to attract and retain qualified persons as employees, officers and directors and others whose services are required by us, and to motivate such persons by providing them with an equity participation in the company.

The 2003 Plan will be administered by a Compensation Committee of the Board of Directors (the "Committee"), which will have, subject to specified limitations, the full authority to grant shares and/or options and establish the terms and conditions for vesting and exercise thereof. If an optionee ceases to be employed by, or ceases to have a relationship with us, such optionee's options expire six months after termination of the employment or consulting relationship by reason of death, one year after termination by reason of permanent disability, immediately upon termination for cause and three months after termination for any other reason.

In order to exercise an option granted under the 2003 Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) in the form of such other consideration as may be determined by the Committee and permitted by applicable law.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to shares or options granted under the 2003 Plan. The Committee may at any time discontinue granting options under the 2003 Plan or otherwise suspend, amend or terminate the 2003 Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee's option as the Committee shall deem advisable. However, the Committee has no authority to make any amendment or modifications to the 2003 Plan or any outstanding option which would: (i) increase the maximum number of shares which may be purchased pursuant to options granted under the 2003 Plan, either in the aggregate or by an optionee, except in connection with certain anti-dilution adjustments; (ii) change the designation of the class of employees eligible to receive qualified options; (iii) extend the term of the 2003 Plan or the maximum option period thereunder; (iv) decrease the minimum qualified option price or permit reductions of the price at which shares may be purchased for qualified options granted under the 2003 Plan, except in connection with certain anti-dilution adjustments; or (v) cause qualified stock options issued under the 2003 Plan to fail to meet the requirements of incentive stock options under Section 422 of the Code. Any such amendment or modification shall be effective immediately, subject to stockholder approval thereof within 12 months before or after the effective date. No option may be granted during any suspension or after termination of the 2003 Plan.

Limitations of Liability and Indemnification of Directors and Officers

Our certificate of incorporation and bylaws limit the liability of directors and officers to the maximum extent permitted by Nevada law. We will indemnify any person who was or is a party, or is threatened to be made a party to, an action, suit or proceeding, whether civil, criminal, administrative or investigative, if that person is or was a director, officer, employee or agent of the Company or serves or served any other enterprise at the our request.

In addition, our certificate of incorporation provides that generally a director shall not be personally liable to us or our stockholders for monetary damages for breach of the director's fiduciary duty. However, in accordance with Nevada law, a director will not be indemnified for a breach of its duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation or any transaction from which the director derived improper personal benefit.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth certain information as to the common stock ownership of each of the our directors, executive officers, all executive officers and directors as a group, and all persons known by us to be the beneficial owners of more than five percent of its common stock. Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of common stock beneficially owned by them.

                              Amount and nature of
Name of Beneficial Owner(1)   Beneficial Ownership    Percent of Class
---------------------------   ---------------------   ----------------
Nixel Holding, LLC (1)               1,381,250,000        8.52 percent
1301 York Rd. #400
Luterville, Md. 21093

Aero Financial, Inc. (2)             1,381,250,000       8.52 percent
15208 Jarretsville Pike
Monkton, Md. 21111

Dan Motsinger (3)                          None           0.00 percent
PO Box. 4828
Winston-Salem, NC 27115

Dan Starczewski                            None           0.00 percent
1020-30 Brookstown Avenue
Winston-Salem, NC 27115

Item 12.  Certain Relationships and Related Transactions.

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

During the year ended March 31, 2002, the Company loaned $22,000 to an affiliated company and paid a loan referral fee to another related company. As of December 31, 2001 the affiliate had paid professional fees in favor of the Company amounting to $15,000 and the balance due from the affiliate was $7,000 at that date.

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

During the year ended March 31, 2003 the Company repaid $2,580 of related party advances and made additional advances to an affiliated company of $33,380. Additionally another affiliated company repaid $7,000 of advances outstanding at March 31, 2002.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(b)  Reports on Form 8-K
We filed a current report on Form 8-K on September 20, 2002 regarding a change of control.
(c)  Exhibit Index

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 20, 2003      ADVANCED HEALTHCARE TECHNOLOGY, INC.


                                 By:/s/Daniel Motsinger
                                    ---------------------------
                                    Daniel Motsinger
                                    Interim Chairman, Chief Executive
                                       Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


          Name                   Title                    Date

Daniel Motsinger          Chairman, Chief Executive    June 20, 2003
                          Officer, President and
                          Director

Daniel Starczewski        Interim Chief Financial
                          OfficerDirector              June 20, 2003





               CERTIFICATIONS

I, Daniel Motsinger, certify that:

1.   I have reviewed this annual report on Form 10KSB of Advanced
Healthcare Technologies, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 20, 2003

/s/Daniel Motsinger
----------------------
Daniel Motsinger
Chief Executive Officer


               CERTIFICATIONS

I, Daniel Starczewski, certify that:

1.   I have reviewed this annual report on Form 10KSB of Advanced
Healthcare Technologies, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 20, 2003

/s/Daniel Starczewski
----------------------
Daniel Starczewski
Chief Financial Officer