Form 10QSB
period 2003-06-30
ADVANCED HEALTHCARE TECHNOLOGIES INC
filed 2003-09-03
CIK 1128949

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB


 FOR THE QUARTER ENDED JUNE 30, 2003
    COMMISSION FILE NUMBER 333-51058


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


Yes__x___                 No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 20,512,625 shares.

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

                 Advanced Healthcare Technologies, Inc.
                    (A Development Stage Company)
                           Balance Sheet
                           June 30, 2003
                            (Unaudited)

                     ASSETS
                     ------
Current assets:                                               2003
                                                           ----------
  Cash                                                     $       93
  Advances to affiliated company                                5,380
                                                           ----------
      Total current assets                                      5,473
                                                           ----------
                                                           $    5,473
                                                           ==========

             STOCKHOLDERS' EQUITY
             --------------------
Current liabilities:
  Note payable                                             $   37,500
  Accrued expenses                                             37,523
                                                           ----------
      Total current liabilities                                75,023

Loans from shareholders                                       693,964


Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                      -

 Common stock, $.001 par value,-
  100,000,000 shares authorized, 20,512,625 shares
   issued and outstanding                                      20,513
 Additional paid in capital                                 1,528,819
 (Deficit) accumulated during development stage            (2,312,846)
                                                           ----------
                                                             (763,514)
                                                           ----------
                                                           $    5,473
                                                           ==========





See accompanying notes to financial statements.

                 Advanced Healthcare Technologies, Inc.
                    (A Development Stage Company)
                      Statements of Operations
                Three Months Ended June 30, 2003 and 2002
   For the Period From Inception (March 28, 2000) to June 30, 2003
                             (Unaudited)

                                                           Period From
                                    Three Months Ended     Inception To
                                         June 30,            June 30,
                                    2003         2002         2003
                                 ----------   ----------   ----------
Revenue:
  Loan processing fees           $        -   $    1,100   $    4,350
  Interest income                         -        1,065        3,302
                                 ----------   ----------   ----------
                                          -        2,165        7,652
Operating expenses:
  Loan processing costs                   -          500        7,050
  Professional fees                   3,000        1,275       90,526
  Consulting services               246,609            -      956,490
  Web site design expenses               92            -       23,592
  Investor relations costs            6,829            -      659,589
  Rent                                1,600          475       13,275
  Purchased research & development        -            -      525,000
  Other expenses                     22,798          830       44,976
                                 ----------   ----------   ----------
                                    280,928        3,080    2,320,498
                                 ----------   ----------   ----------
(Loss from operations) and
  net (loss)                     $ (280,928)  $     (915) $(2,312,846)
                                 ==========   ==========  ===========


Per share information:
 Basic and diluted (loss)
  per common share               $    (0.02)  $    (0.00)  $    (0.18)
                                 ==========   ==========   ==========
 Weighted average shares
  outstanding                    18,645,958   12,507,000   12,846,971
                                 ==========   ==========   ==========





See accompanying notes to financial statements.

                 Advanced Healthcare Technologies, Inc.
                     (A Development Stage Company)
                       Statements of Cash Flows
                Three Months Ended June 30, 2003 and 2002
    For the Period From Inception (March 28, 2000) to June 30, 2003
                              (Unaudited)

                                                                        Period From
                                               Three Months Ended      Inception To
                                                      June 30,           June 30,
                                                 2003         2002         2003
                                              ----------   ----------   ----------
Net income (loss)                             $ (280,928)  $     (915) $(2,312,846)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock            215,282            -      771,182
   Technology acquired for common stock                -                   525,000
   Expenses contributed to capital by
    shareholder                                        - -          -        8,500
   Services provided for shareholder advances     41,204                   693,964
Changes in assets and liabilities:
 Increase (decrease) in accounts payable          (8,672)       1,250            -
 Increase (decrease) in accrued espenses         (32,477)           -       37,523
                                              ----------   ----------   ----------
  Total adjustments                              215,337        1,250    2,036,169
                                              ----------   ----------   ----------
  Net cash provided by (used in)
   operating activities                          (65,591)         335     (276,677)

Cash flows from financing activities:
   Common stock sold for cash                          -            -      253,150
   Proceeds from note payable                     25,000            -       37,500
   Repayment of related party loans                    -            -      (70,325)
   Advances to affiliated company                      -      (20,000)     (55,380)
   Repayment of advances to affiliated company    28,000            -       50,000
   Loans from related party                            -            -       61,825
                                              ----------   ----------   ----------
  Net cash provided by (used in)
   financing activities                           53,000      (20,000)     276,770
                                              ----------   ----------   ----------

Increase (decrease) in cash                      (12,591)     (19,665)          93
Cash and cash equivalents,
 beginning of period                              12,684      143,114            -
                                              ----------   ----------   ----------
Cash and cash equivalents,
 end of period                                $       93   $  123,449   $       93
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended March 31, 2003.

Basic loss per share was computed using the weighted average number of common shares outstanding.

The Company had an outstanding advance balance due to shareholders of $699,786 at June 30, 2003.

During the quarter ended June 30, 2003 the Company issued 4,305,625 shares of its common stock for services provided. The shares were valued at $.05 per share, which represents the fair value of the stock and is based on quoted market prices for the stock on the date the issuances were approved. Two million of the shares issued were to two individuals who are no longer affiliated with the Company and who did not, in the opinion of the Company, provide the services agreed to with the Company. The Company is attempting to recover the shares.

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

Capital and Source of Liquidity. All of the initial working capital has been obtained from the sale of common shares to the current officers, directors and principal shareholder and advances from
shareholders of ($699,786) as of June 30, 2003.    We do not have the
liquidity to fund our operations and will require additional capital. We currently have little working capital and will rely on further loans to continue operations until completion of the current public offering. Advanced Healthcare's requires these additional loans to expand our
current and strategic business plans.   We do not have any funding
arrangements with any third party or any affiliates.

For the three months end June 30, 2003, we received the proceeds from a note payable of $25,000 and proceeds from the repayment of advances to
an affiliated company of $28,000.   As a result, net cash provided by
financing activities was $53,000 for the three months ended June 30, 2003.

For the three months ended June 30, 2002, we made advances to an affiliated company of $20,000 resulting in net cash used in financing activities of $20,000.

For the three months ended June 30, 2003 and 2003, we did not pursue any investing activities.

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

For the three months ended June 30, 2003, we received no revenue.   We
had a net loss of $280,928 for the three months ended June 30, 2003. Operating expenses for that same period were $280,928 consisting of professional fees of $3,000, consulting services of $246,609, web site expenses of $92, rent of $1,600, investor relations costs of $6,829 and other expenses of $22,798.

For the three months ended June 30, 2003, we received revenue of only
$1,100 from loan processing fees and interest income of $1,065.   We
had a net loss of $915 for the three months ended June 30, 2002. Operating expenses for that same period were $3,080 consisting of loan processing costs of $500, professional fees of $1,275, rent of $475, investor relations costs of $475 and other expenses of $830.

Plan of Operation.   Advanced Healthcare is in the development stage
and has not conducted any significant operations to date or received significant operating revenues. We will not need to conduct any research and development regarding our business plan.

During the quarter ended June 30, 2003, Advanced Healthcare issued
4,305,625 common shares for services provided.   Two million of the
common shares issued were to two individuals who are no longer affiliated with Advanced Healthcare and who did not, in the opinion of Advanced Healthcare, provide the services agreed to. Advanced
Healthcare is attempting to recover the common shares.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2003 (the evaluation date).

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


Date: June 30, 2003



                                 By:/s/Daniel Motsinger
                                    ---------------------------
                                    Daniel Motsinger
                                    Interim Chairman, Chief Executive
                                       Officer and President





               CERTIFICATIONS

I, Daniel Motsinger, certify that:

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

Date:  September 3, 2003

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

Date:  September 3, 2003

/s/Daniel Starczewski
----------------------
Daniel Starczewski
Chief Financial Officer