Form 10QSB
period 2003-09-30
ADVANCED HEALTHCARE TECHNOLOGIES INC
filed 2003-12-01
CIK 1128949

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


              FORM 10QSB


 FOR THE QUARTER ENDED SEPTEMBER 30, 2003
    COMMISSION FILE NUMBER 333-51058


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


Yes__x___                 No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 43,501,131 shares.

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

                 Advanced Healthcare Technologies, Inc.
                     (A Development Stage Company)
                             Balance Sheet
                           September 30, 2003
                              (Unaudited)

                         ASSETS
                         -------
Current assets: 2003
  Cash                                                     $       78
  Advances to affiliated company                                5,380
                                                           ----------
      Total current assets                                      5,458
                                                           ----------
                                                           $    5,458
                                                           ==========

                   STOCKHOLDERS' EQUITY
                   --------------------
Current liabilities:
  Accounts payable                                         $      600
  Accrued expenses                                             37,523
                                                           ----------
      Total current liabilities                                38,123

Loans from shareholders                                       224,830


Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                      -

 Common stock, $.001 par value, 100,000,000 shares
  authorized, 43,501,131 shares issued and outstanding         43,502
 Additional paid in capital                                 3,670,921
 Common stock subscribed                                       15,000
 (Deficit) accumulated during development stage            (3,986,918)
                                                           ----------
                                                             (257,495)
                                                           ----------
                                                           $    5,458
                                                           ==========





See accompanying notes to financial statements.

                 Advanced Healthcace Technologies, Inc.
                    (A Development Stage Company)
                       Statements of Operations
     Three Months and Six Months Ended September 30, 2003 and 2002
  For the Period From Inception (March 28, 2000) to September 30, 2003
                              (Unaudited)

                                                                             Period From
                            Three Months Ended         Six Months Ended      Inception To
                               September 30,             September 30,      September 30,
                             2003        2002          2003         2002         2003
                          ----------   ----------   ----------   ----------   ----------
Revenue:
 Loan processing fees     $        -   $        -   $        -   $    1,100   $    4,350
 Interest income                   -          588            -        1,653        3,302
                          ----------   ----------   ----------   ----------    ---------
                                   -          588            -        2,753        7,652

 Operating expenses:
  Loan processing costs            -            -            -          500        7,050
  Professional fees           18,064       13,389       21,064       14,664      108,590
  Consulting services      1,651,457        2,400    1,898,066        2,400    2,607,947
  Web site expenses                -          125           92          125       23,592
  Investor relations costs         -            -        6,829            -      659,589
  Rent and office services     1,600          475        3,200          950       14,875
  Purchased research and
   development costs               -            -            -            -      525,000
  Other expenses               2,951        1,328       25,749        2,158       47,927
                          ----------   ----------   ----------   ----------   ----------
                           1,674,072       17,717    1,955,000       20,797    3,994,570
                          ----------   ----------   ----------   ----------   ----------
(Loss from operations)
  and net (loss)         $(1,674,072)  $  (17,129) $(1,955,000) $   (18,044) $(3,986,918)
                          ==========   ==========   ==========   ==========   ==========
Per share information:
Basic and diluted (loss)
  per common share        $    (0.04)  $        -   $    (0.07)  $        -
                          ==========   ==========   ==========   ==========
 Weighted average shares
  outstanding             41,467,798   11,257,000   30,056,878   11,257,000
                          ==========   ==========   ==========   ==========





See accompanying notes to financial statements.

                 Advanced Healthcare Technologies, Inc.
                    (A Development Stage Company)
                      Statements of Cash Flows
              Six Months Ended September 30, 2003 and 2002
  For the Period From Inception (March 28, 2000) to September 30, 2003
                              (Unaudited)

                                                                          Period From
                                                    Six Months Ended     Inception To
                                                      September 30,      September 30,
                                                    2003         2002         2003
                                                 ----------   ----------   ----------
Net income (loss)                               $(1,955,000)  $  (18,044) $(3,986,918)
 Adjustments to reconcile net income to
   net cash provided by operating activities:
  Services provided for common stock              1,717,890          900    2,273,790
  Technology acquired for common stock                    -            -      525,000
  Expenses contributed to capital by shareholder          -            -        8,500
  Services provided for shareholder advances        191,652            -      844,413
Changes in assets and liabilities:
 Increase (decrease) in accounts payable             (8,071)         350          600
 Increase (decrease) in accrued expenses            (32,477)           -       37,523
                                                 ----------   ----------   ----------
  Total adjustments                               1,868,994        1,250    3,689,826
                                                 ----------   ----------   ----------
  Net cash provided by (used in)
   operating activities                             (86,006)     (16,794)    (297,092)


Cash flows from financing activities:
   Common stock sold or subscribed for cash          15,000            -      268,150
   Proceeds from note payable                        25,000            -       37,500
   Repayment of related party loans                       -            -      (70,325)
   Advances to affiliated company                         -      (20,000)     (55,380)
   Repayment of advances to affiliated company       28,000            -       50,000
   Loans from related party                           5,400          475       67,225
                                                 ----------   ----------   ----------
  Net cash provided by (used in) financing
   activities                                        73,400      (19,525)     297,170
                                                 ----------   ----------   ----------
Increase (decrease) in cash                         (12,606)     (36,319)          78

Cash and cash equivalents, beginning of period       12,684      143,114            -
                                                 ----------   ----------   ----------
Cash and cash equivalents, end of period         $       78   $  106,795   $       78
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

The Company received $5,400 of cash advances from shareholders during the six months ended September 30, 2003 and had an outstanding advance
balance due to shareholders of $224,830 at September 30, 2003.   During
the six months ended September 30, 2003, $624,983 of shareholder debt was converted to stockholders' equity by the issuance of 13,886,506 restricted common shares to the shareholders. The debt exchange was completed at $.045 per share at a time when the fair value of the stock was $.09 per share. The Company has recorded compensation expense of $624,983 in connection with the exchange. Additionally during the period, the shareholders provided consulting and other services to the Company amounting to $191,652 which amount has been added to the shareholder advance account.

During the six months ended September 30, 2003 the Company issued 11,605,625 shares of its common stock for services provided. The shares were valued at an aggregate of $1,029,906, which represents the aggregate fair value of the stock and is based on quoted market prices for the stock on the date the issuances were approved. Two million of the shares issued were to two individuals who are no longer affiliated with the Company and who did not, in the opinion of the Company, provide the services agreed to with the Company. The Company is attempting to recover the shares.

Additionally during the period, an aggregate of 1,800,000 shares of common stock were issued to two individuals for conversion of notes payable amounting to $37,500. The exchanges were completed at a discounted price from the fair value of the stock and the Company has recorded $63,000 of compensation expense in connection with the exchanges.

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

For the six months ended September 30, 2003, we received $15,000 for common stock sold or subscribed and received proceeds from note payable of $25,000. Additionally, we repaid $28,0000 of advances to affiliated company and received $5,400 in loans from a related party. As a result, we had net cash provided by financing activities of $73,400 for the six months ended September 30, 2003.

For the six months ended September 30, 2002, we made advances to a related party of $20,000 and received loans from a related party of $450 resulting in net cash used in financing activities.

For the six months ended September 30, 2003 and 2002, we did not pursue any investing activities.

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

For the six months ended September 30, 2003 we did not receive any revenue. We had operating expenses of $1,674,072 that consisted of professional fees of $18,064, consulting services of $1,651,457, rent and office services of $1,600 and other expenses of $2,951.

Advanced Healthcare received $5,400 of cash advances from shareholders during the six months ended September 30, 2003 and had an outstanding advance balance due to shareholders of $224,830 at September 30, 2003. During the six months ended September 30, 2003, $624,983 of shareholder debt was converted to stockholders' equity by the issuance of 13,886,506 restricted common shares to the shareholders. The debt exchange was completed at $.045 per share at a time when the fair value of the stock was $.09 per share. Advanced Healthcare has recorded compensation expense of $624,983 in connection with the exchange. Additionally during the period, the shareholders provided consulting and other services to Advanced Healthcare amounting to $191,652 which amount has been added to the shareholder advance account.

During the six months ended September 30, 2003 Advanced Healthcare issued 11,605,625 shares of its common stock for services provided. The shares were valued at an aggregate of $1,029,906, which represents the aggregate fair value of the stock and is based on quoted market prices for the stock on the date the issuances were approved. Two million of the shares issued were to two individuals who are no longer affiliated with Advanced Healthcare and who did not, in the opinion of Advanced Healthcare, provide the services agreed to with Advanced Healthcare. Advanced Healthcare is attempting to recover the shares.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2003 (the evaluation date).

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


Date: November 24, 2003



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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 24, 2003

/s/Daniel Motsinger
Daniel Motsinger
Chief Executive Officer

                     CERTIFICATION
I, Daniel Starczewski, certify that:

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  November 24, 2003

/s/Daniel Starczewski
--------------------------------
Daniel Starczewski, Chief Financial Officer