Form 10QSB/A
period 2003-09-30
ADVANCED HEALTHCARE TECHNOLOGIES INC
filed 2003-12-01
CIK 1128949

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



10838 Old Mill Rd.
Omaha, Nebraska 68154
Registrant's Telephone Number, including area code
402-697-0945

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


Date: November 30, 2003



By:  /s/ Randy Sulhoff
    ------------------------
    Randy Sulhoff
    President

               CERTIFICATIONS

I, Randy Sulhoff, certify that:

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

Date:  November 30, 2003

/s/Randy Sulhoff
Randy Sulhoff
Chief Executive Officer

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

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  November 30, 2003

/s/Daniel Starczewski
--------------------------------
Daniel Starczewski, Chief Financial Officer