Form 10QSB
period 2003-12-31
ADVANCED HEALTHCARE TECHNOLOGIES INC
filed 2004-03-22
CIK 1128949

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934

              For the Quarterly Period Ended December 31, 2003

                        Commission File No. 33351058

                   Advanced Healthcare Technologies, Inc.
     (Exact name of small business issuer as specified in its charter)

            Nevada                                   84-1565820
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

       10421 South Jordan Gateway Suite 550, South Jordan, Utah 84095
                  (Address of principal executive offices)

                            (866) 641-7873
                     (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
  Yes [X] No [ ]

As of March 1, 2004, 240,000,000 shares of the issuer's Common Stock, no par value per share, were outstanding.

          ADVANCED HEALTHCARE TECHNOLOGIES, INC. AND SUBSIDIARIES

Throughout this report, Advanced Healthcare Technologies, together with its subsidiaries, is referred to as "we," "us," "our company," "Advanced Healthcare," "NutraTek" or "the Company."

This Form 10-QSB for the quarter ended December 31, 2003, contains forward-looking statements, including statements about the strength of our business and opportunities for future growth. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. We believe that our expectations are reasonable and are based on reasonable assumptions. However, such forward-looking statements by their nature involve risks and uncertainties.

We caution that a variety of factors, including but not limited to the following, could cause our business and financial results to differ materially from those expressed or implied in forward-looking statements: our ability to successfully integrate NUTRATEK, LLC ("NUTRATEK"); deterioration in current economic conditions; our ability to pursue business strategies; pricing pressures; changes in the regulatory environment; industry competition; monetary and fiscal policies; and other factors discussed more fully in PLAN OF OPERATION and Risk Factors below. We assume no obligation to update any forward-looking statements.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

                              PART I
                      FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

              ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

              ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          AND SUBSIDIARY
                    Consolidated Balance Sheet

                              ASSETS

                                                  December 31,
                                                      2003
                                                  (Unaudited)
CURRENT ASSETS

     Accounts receivable                          $    11,686
     Inventory                                          2,782
                                                  -----------
          Total Current Assets                         14,468
                                                  -----------
FIXED ASSETS, NET                                      10,409
                                                  -----------
          TOTAL ASSETS                            $    24,877

                                                  ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

     Cash overdraft                               $     6,915
     Accounts payable                                  18,523
     Credit cards payable                              18,692
     Notes payable                                     20,000
     Notes payable   related party                      8,500
     Related party payables-Advanced Healthcare       247,546
     Accrued expenses                                  30,385
                                                   ----------
          Total Current Liabilities                   350,561
                                                   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

     Common stock: 500,000,000 shares authorized
      of $0.001 par value, 240,000,000 shares
      issued and outstanding                          240,000
     Additional paid-in capital (deficit)            (466,400)
     Accumulated deficit                              (99,284)
                                                   ----------
          Total Stockholders' Deficit                (325,684)
                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $    24,877
                                                   ==========

              ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          AND SUBSIDIARY
              Consolidated Statements of Operations
                           (Unaudited)

                                   For the Nine   For the Three
                                   Months Ended   Months Ended
                                   December 31,    December 31,
                                        2003          2003
REVENUES                           $    192,670   $    47,133
Cost of goods sold                      105,191        20,015
                                   ------------   -----------
Gross profit                             87,479        27,118
                                   ------------   -----------
OPERATING EXPENSES

     Payroll                             72,963        57,181
     Rent                                13,621         7,100
     Professional fees                   10,629         9,729
     General and administrative          89,550        26,378
                                   ------------   -----------
Total Operating Expenses                186,763       100,388
                                   ------------   -----------
NET LOSS                           $    (99,284)      (73,270)
                                   ------------   -----------
BASIC LOSS PER SHARE               $      (0.00)  $     (0.00)
                                   ============   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                          75,750,000   101,000,000
                                   ============   ===========

Note: The Company has not presented the 2002 comparable amounts as NutraTek, LLC was incorporated on March 3, 2003.

              ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          AND SUBSIDIARY
               Consolidated Statement of Cash Flows
                           (Unaudited)


                                                  For the
                                             Nine Months Ended
                                                December 31,
                                                    2003
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                     $    (99,284)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation expense                             500
     Changes in assets and liabilities:
          (Increase) in accounts receivable            (11,686)
          (Increase) in inventory                       (2,782)
          Increase in accounts payable and
            related party payables                      18,523
          Increase in accrued expenses                  49,077
                                                  ------------
            Net Cash Used by Operating Activities      (45,652)
                                                  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                          (10,908)
                                                  ------------
            Net cash used by investing activities      (10,908)

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash overdraft                                      6,915
     Proceeds from related party notes payable          28,500
     Equity infusion                                    24,518
     Owner draws, Nutratek, LLC                         (3,373)
                                                  ------------
            Net Cash Provided by Financing Activities   56,560
                                                  ------------
NET INCREASE (DECREASE) IN CASH                              -

CASH AT BEGINNING OF PERIOD                                  -
                                                  ------------
CASH AT END OF PERIOD                             $          -
                                                  ============
CASH PAID FOR:

      Interest                                    $          -
      Income taxes                                $          -

Note: The Company has not presented the statement of cash flows for the nine months ended December 31, 2002 as NutraTek, LLC was incorporated on March 3, 2003.

              ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          AND SUBSIDIARY
          Consolidated Notes to the Financial Statements
                        December 31, 2003

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Advanced Healthcare Technologies, Inc. (Advanced) and Subsidiary (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements as well as its 8-K Filings. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

NOTE 2 -  GOING CONCERN

     The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

     The Company estimates that it will require approximately $1,000,000 in cash to fund its activities through December 31, 2004, which it will seek to obtain principally through he sale of securities. The Company has no commitment from any person to acquire all or any of such securities or to provide funding through any other mechanism. The Company expects that additional capital will be required in future fiscal years if it is unable to generate sufficient revenues from operations.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

              ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          AND SUBSIDIARY
          Consolidated Notes to the Financial Statements
                        December 31, 2003

Note 3 - MATERIAL EVENTS

     Reorganization Agreement

     On December 4, 2003, pursuant to an agreement and plan of reorganization, Advanced completed a reverse merger with the members of NutraTek, LLC. in which it acquired 100% of NutraTek, LLC, a Utah Limited Liability Company in exchange for one hundred one million common shares of Advanced. The terms of the acquisition are detailed in an 8-K filing dated December 5, 2003. Under the terms of the agreement, the president of NutraTek, LLC became the president of the Company and was elected to the Board of Directors, the acquisition was accounted for as a recapitalization of NutraTek, LLC because the members of NutraTek, LLC controlled Advanced after the acquisition. NutraTek, LLC was treated as the acquiring entity for accounting purposes and Advanced was the surviving entity for legal purposes. There was no adjustment to the carrying values of the assets or liabilities of NutraTek, LLC and no goodwill was recorded. The operations for the nine months ended December 31, 2003 are those of NutraTek, LLC. NutraTek, LLC has a calendar year end of December 31st, while Advanced has a fiscal year end of March 31st. Advanced anticipates that it will change its year-end to December 31st, to match its operating subsidiary.

                           Spin-off of Technology

     Pursuant to a contract dated October 29, 2003, Advanced assigned all of its rights, title and interest in the oxygen therapy business to various shareholders. The Bill of Sale and Assignment was signed on March 8, 2004.

                              Stock Issuances

     During the quarter ended December 31, 2003, the Company issued the following shares of common stock:

     1. On October 15, 2003, 2,120,000 shares of common stock associated with the merger with NutraTek, LLC valued at $0.00 per share.

     2. On October 15, 2003, 3,000,000 shares of common stock for consulting services valued at the closing price on the date of issue of $0.05 per share for total consideration of $150,000

     3. On October 15, 2003, 275,774 shares of common stock for legal services valued at the closing price as the date of issue of $0.05 per share for total consideration of $13,779

     4. On October 15, 2003, 1,103,095 shares of common stock for debt extinguishments valued at the closing price on the date of issue of $0.05 per share for total consideration of $55,155.

              ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          AND SUBSIDIARY
          Consolidated Notes to the Financial Statements
                        December 31, 2003

NOTE 3 - MATERIAL EVENTS (Continued)

                   Stock Issuances (Continued)

     5. On November 5, 2003, 39,000,000 shares of common stock as a preliminary issuance for the merger with NutraTek, LLC. Shares were valued at $0.00 per share.

     6. On November 19, 2003, 101,000,000 shares of common stock to complete the acquisition of Nutratek, LLC valued at $0.00 per share.

     7. On November 19, 2003, 50,000,000 shares of common stock were issued to related parties for public relations services. The Company is attempting to get these shares back and canceled because it questions whether the services were performed. The shares have been expensed because they have not been returned and cancelled. The shares were valued at the closing price on the date of issue of $0.05 per share.

     Note that all amounts recorded as an expense in the quarter ended December 31, 2003 by Advanced have been eliminated in the reverse merger consolidation entry. Only the operation of NutraTek, LLC have been presented for the nine months ended December 31, 2003.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB contain forward looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated by this forward looking information. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Overview

Advanced Healthcare Technologies, Inc. ("Advanced Healthcare" or the "Company") acquired NutraTek, LLC ("NutraTek") as a wholly owned subsidiary on November 17, 2003 in an acquisition transaction treated for accounting purposes as a "reverse acquisition." Accordingly, the historical results presented in the accompanying financial statements are those of NutraTek through November 17, 2003, after which the historical results are those of the combined entities. Additionally, the plan of operations set forth below relate to the business of NutraTek as acquired by the Company.

Plan of Operation

NutraTek was organized in March of 2003, and from its inception has researched and developed and thereafter contracted with third parties to manufacture its own line of nutritional dietary supplements, functional food products and proprietary natural sweeteners. As a result of the acquisition transaction, NutraTek's business and operations have become the principal business and operations of the Company.

The Company plans to seek to expand its business operations in the near future, subject to its ability to obtain the additional debt or equity financing it requires to continue the implementation of its business plan. Pursuant to its plan of operation for the next twelve (12) months, the Company believes that existing cash balances will not be adequate to satisfy cash requirements and maintain current sales and operations. The Company's existing cash balances have been provided, in substantial part, through loans to the Company from Mr. Sanchez. If Mr. Sanchez does not continue to provide such loans to the Company, additional financing or borrowing will be immediately necessary for the Company to continue its operations. The Company is currently pursuing and considering debt and equity financing alternatives. However, the Company has not entered into any agreement or arrangement for the provision of such debt or equity financing and no assurances can be given that such financing will be available to the Company on terms acceptable to it or at all.

Subject to the Company's ability to obtain adequate financing, the Company plans to research and develop several new products during the next twelve (12) months including the following: supplements and functional foods that support cognitive function; cholesterol support, liver detoxification, and Ayurvedic formulas; dietary supplements for blood sugar balance and weight loss; comprehensive cardiovascular support formulas; a natural digestive aid; nutritional bars; female health formulas; probiotic and intestinal support formulas; stress and mental support formulas; functional foods to be used as meal replacements for children and female health; and development of a table top sweetener.

During its plan of operation for the next twelve (12) months, the Company does not expect to purchase a plant or any significant equipment and plans to continue to rely on outsourcing manufacturing. However, within the next twelve (12) months, the Company plans to pursue the sale of its oxygen therapy assets and is currently negotiating the sale of such assets with a potential purchaser. The Company does not expect any significant changes in the number of employees during its plan of operation.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Accounting Officer, after conducting an evaluation, together with other members of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                             PART II

                        OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

ITEM 2.   CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

A. On October 15, 2003, the Company issued the following shares of common stock in a private transaction under Section 4(2) of the Securities Act of 1933:

     1. 1,900,000 shares of common stock to Phillip and Jacqueline Loori for contribution of assets.
     2. 220,000 shares of common stock to Frank Rossi contribution of assets.
     3. 3,000,000 shares of common stock to Randall Sulhoff for consulting services valued at $150,000.
     4. 275,774 shares of common stock to Tom Pierson, P.C. for legal services valued at $13,779.
     5. 1,103,095 shares of common stock to Power Network, Inc. for extinguishment of Company debt of $55,155.

B. In connection with the Company's reverse merger transaction with NutraTek, the Company issued the following shares in a private transaction under Section 4(2) of the Securities Act of 1933:

     1. On November 5, 2003, the Company issued 39,000,000 shares of common stock, valued at $0.00 per share, as compensation for finders fees and consulting services as follows:

     a.  Kripaitis and Associates  4,000,000 shares of common stock
     b.  Jacqueline Kripaitis      4,000,000 shares of common stock
     c.  Worldtronics, Inc.        3,000,000 shares of common stock
     d.  Socrates Skiades          8,500,000 shares of common stock
     e.  Maria Skiades             8,500,000 shares of common stock
     f.  YT2K, Ltd.                2,200,000 shares of common stock
     g.  JVO Consulting, Inc.      3,400,000 shares of common stock
     h.  New Age Sports, Inc.      2,400,000 shares of common stock
     i.  Starr Consulting, Inc.    3,000,000 shares of common stock

     2. On November 19, 2003, the Company issued 101,000,000 shares, valued at $0.00 per share, to Johnny Sanchez in exchange for 100% of the ownership interest of NutraTek;

     3. On November 19, 2003, the Company issued 50,000,000 shares of common stock, valued at $0.05 per share, for public relations and consulting services to the following companies:

     a.  ARB Consulting, Inc.           9,500,000 shares of common stock
     b.  BAF Consulting, Inc.           9,500,000 shares of common stock
     c.  Power Network, Inc.            4,000,000 shares of common stock
     d.  Starr Consulting, Inc.         9,000,000 shares of common stock
     e.  Project Development, Inc.      8,000,000 shares of common stock
     f.  Phoenix Group Consultants     10,000,000 shares of common stock

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 28, 2003 the shareholders of the Company holding a majority of the voting power signed a written consent approving and authorizing: (i) the increase in the Company's authorized shares of common stock to 500,000,000; and (ii) the acquisition of NutraTek for $140,000,000 shares of common stock.

ITEM 5.   OTHER INFORMATION

                OVERVIEW OF THE COMPANY AFTER THE
             REVERSE MERGER TRANSACTION WITH NUTRATEK

                 Directors and Executive Officers

The following table sets forth the names, ages, and titles of the executive officers and directors of the Company.

     Name                Age                        Title*_________
     Johnny Sanchez      33             Director, CEO, President
     Virginia Sanchez    32             Director
     Carmen Sanchez      53             Director
     Joe Overcash        38             Director
     Joel Rockwood       30             Director, Vice President, CSO
     ________________________________________________________________________
     *The term of office of each director is one year and until his or her successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors. Each of the Company's officers and directors has served in the offices indicated above since November 2003 except that Joel Rockwood was appointed as a director on March 12, 2004.

Certain biographical information of the Company's directors and officers is set forth below.

Johnny Sanchez. Mr. Sanchez is the Chief Executive Officer and President of the Company and serves on the Company's board of directors. Mr. Sanchez is the founder of NutraTek and has served as its President from its organization in March 2003 to the present. Prior to that time, Mr. Sanchez worked extensively in the nutritional and dietary supplement industry performing research and developing expertise in nutritional biochemistry and the underlying causes of disease. From July of 1998 through July of 2002, Mr. Sanchez was also employed by Metagenics as a territory manager and was responsible for product sales, product development and customer training. Mr. Sanchez is an Alumnus of the University of Utah and Utah State University graduating in Business Management and Communications. His post graduate studies were at the Institute of Functional Medicine and the University of Utah in the area of Nutritional Biochemistry and Underlying Causes of Disease. He has more than 120 hours of continuing education and more than a dozen certifications in nutritional product formulations and the underlying causes of disease.

Virginia Sanchez. Virginia Sanchez is the wife of Mr. Johnny Sanchez and currently serves on the Company's board of directors. During 2003, Mrs. Sanchez worked with Mr. Sanchez in founding and launching NutraTek through overseeing product development and employee training, performing research and serving as the secretary of NutraTek. From May of 1996 through December of 2002, Mrs. Sanchez was employed by the Salt Lake County Health Department as an Environmental Health Scientist where she trained employees, researched health issues and enforced health issues for residents of Salt Lake County. Mrs. Sanchez received her Bachelor of Science from the University of Utah in Environmental Health Science.

Carmen Sanchez. Carmen Sanchez is the mother of Mr. Johnny Sanchez and currently serves on the Company's board of directors. During 2003, Ms. Sanchez was employed by NutraTek as an office manager and secretary. From September 1999 through March 2003, Ms. Sanchez was employed by Dillards as a sales associate with responsibilities customary of that position. From 1991 through 1999, Ms. Sanchez was employed by First Security Bank as a Bank Teller with responsibilities customary of that position.

Joe Overcash. Joe V. Overcash currently serves on the Company's board of directors and resides and works in Winston-Salem, North Carolina. He holds an Associates Degree in Accounting and is self-employed as an accountant. He earned his degree in 1992 and has been operating a private practice since 1994. He performs monthly bookkeeping, payroll services, business consulting, tax planning and income tax preparation for individuals, partnerships and corporations.

Joel Rockwood.   Joel Rockwood currently serves on the board of directors and is a vice president and chief scientific officer of the Company. Mr. Rockwood has also served as Chief Scientific Officer of NutraTek since its organization. Prior to the organization of NutraTek, from June 2002 through October 2003, Mr. Rockwood was employed by Young Living Essential Oils as a New Product Development Scientist where he was responsible for product development from concept to manufacturing. Prior to that, from May 2000 through July 2002, Mr. Rockwood was the head scientist and laboratory supervisor for Cardinal Health (RP Scherer West, Inc.) and was responsible for maintenance of laboratory equipment, analytical testing of all materials and research and development of new product formulae. Located in Springville Utah, R.P. Scherer West, Inc. is part of the Cardinal Health Family. Additional responsibilities included trouble shooting existing problems with the manufacturing process and conducting studies on existing products in an effort to improve them. Mr. Rockwood received his Bachelor Degree of Science in Chemistry at Southern Utah University. He also attended Utah State University for post graduate work in Analytical Chemistry up until May 2000.

       Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 1, 2004, the number of shares of the Company's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's executive officers and directors, and by all executive officers and directors as a group. On March 1, 2004, there were 240,000 shares of the Company's common stock issued and outstanding.

Title                    Number of           Nature of      Percent
of Class  Name           Shares Owned(1)     Ownership      of Class

Principal Shareholders

Common    Johnny Sanchez     101,000,000         Direct         42.08%
Common    Johnny Sanchez      62,105,775(2)      Indirect       25.88%

Common    CEDE & Co.          28,790,269         Indirect       12.00%
Common    Socrates & Maria
            Skiades           17,000,000         Direct         07.08%
Common    Starr Consulting    12,000,000         Direct         05.00%

Officers and Directors
Common    Johnny Sanchez     101,000,000         Direct         42.08%
Common    Johnny Sanchez      62,105,775(2)      Indirect       25.88%

N/A       Virginia Sanchez         -0-           N/A             -0-

N/A       Carmen Sanchez           -0-           N/A             -0-
Common    Joe Overcash          300,000          N/A         Less than 1%

N/A       Joel Rockwood            -0-           N/A             -0-

Common    All Officers and
            Directors        101,300,000         Direct         42.08%
          As a Group
            (5 Persons)       62,105,775(2)      Indirect       25.88%
                             -----------                        -----
                             163,405,775                        67.96%
_________________________________
(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.
(2) Consists of 62,105,775 shares owned by various Company shareholders who have granted irrevocable proxy rights to Mr. Sanchez. Mr. Sanchez may be deemed to be the beneficial owner of such shares as a result of the proxy rights.

                    INFORMATION ABOUT NUTRATEK

History

NutraTek was organized in Utah in March 2003. Prior to NutraTek's organization, its co-founder, Johnny Sanchez, worked extensively and developed expertise in the nutritional and dietary supplement industry through researching nutritional biochemistry and the underlying causes of disease. Early in 2003, Mr. Sanchez and Joel Rockwood researched and developed a high protein dietary shake, NutraSmoothTM formulated to take advantage of developments in the understanding of blood glucose and cellular health that have allowed a better understanding of the function of glucose utilization in individuals and hyperinsulinemia which has been shown to be a contributing factor in the development of Cardiovascular Disease, High Blood pressure and other health issues. The development of NutraSmooth was a vital component of Mr. Sanchez's organization and launch of NutraTek.

Since the date of its organization and continuing through the date of its acquisition by the Company, NutraTek has researched, developed, manufactured, and marketed its own line of dietary supplements, weight management food products and proprietary natural sweetners. NutraTek has also been awarded distribution rights to a health assessment device (IQS) used as a communication tool to help doctors develop protocols to a patient's individuality.

Business Plan

NutraTek has a unique business plan program that it hopes to implement through a synergy of nutritional products and an effective marketing program directed to licensed health care professionals to improve patient outcomes and clinic profitability. This business model consists of educating healthcare professionals on the underlying causes of disease and making product recommendations based on peer-reviewed scientific literature. NutraTek works to make doctors aware of the importance of nutritional supplementation and lifestyle modification techniques that can result in the patient's long-term health, weight loss, and over all well-being. NutraTek has scientifically developed NutraSmooth, a dietary shake designed to improve weight loss, regulate blood sugar, and create optimum health. An important part of this product is the development of a proprietary low calorie healthy sweetener.

Due to the growth of the weight loss and nutritional supplement industry, the market is in an explosive stage. Individuals who are health and weight conscious are now spending a significant portion of their budget on nutritional supplements and doctors who specialize in their application. An estimated $30 billion is spent each year on all types of nutritional products and wellness programs in this country and the trend is growing at a pace of 21% per year according to the London Advertising News Desk. NutraTek fills this market niche with three primary marketing strategies all designed to put NutraTek on the forefront.

NutraTek's mission is to bring to the world the possibility of living life healthfully and powerfully. This objective can be accomplished by changing the intake of nutrients to improve bodily function. The doctors who are exposed to our philosophy and products go on to teach and sell to their patients the key to health. Through a long-term commitment to this mission, NutraTek hopes to become known as a business that promises results and delivers on what it promises. Customers, vendors, sales representatives, and employees see NutraTek as a company with astute business acumen and as a company that conducts its business with integrity. The NutraTek philosophy puts the individual in charge of his or her own body shape, vigor and health by controlling chemical processes in the body that determine true health. Totally natural and scientifically researched products that would not require the use of drugs, diet pills or expensive exercise equipment accomplish this goal.

NutraTek believes it is building a solid foundation that will enable it to
experience rapid, yet controlled growth   growth that may produce sustainable
profitability for the future. There are three primary avenues NutraTek will pursue to reach these goals; (1) Doctor sales through territory sales representatives; (2) Product sales from third party distribution to small and medium sized direct marketing companies; (3) Direct Sales via the internet; and (4) Direct sales from an outside telecommunications marketing group. NutraTek also plans to develop an Infomercial under a private label and the sales of its natural sweetener to third party manufacturers to add to other products in place of sugar.

NutraTek has already assembled a talented and dedicated team of achievement-oriented individuals to build the doctor sales and the development of third party and direct sales. It maintains a workplace environment that is conducive to continued excellence in the industry. Because of these factors, management hopes and believes that NutraTek will achieve successful implementation of its business plan.

Key factors to NutraTek's growth and expansion include debt or equity financing, the continued development and success of products, the right marketing program and the right management and personnel to implement the above. By continuing with the implementation of its business plan, NutraTek hopes to gain a competitive portion of the marketplace with its product line.

Products

NutraTek develops products in five (5) principal categories: (1) vitamins & mineral formulas; (2) antioxidants; (3) blood-sugar management and weight loss formulas; (4) herbal formulas; and (5) specialty products. NutraTek's products are formulated to provide optimal absorption, assimilation, and effectiveness. NutraTek also maintains the license and distribution rights to an Interactive Query System (IQS). IQS is an equipment device utilized to determine a health assessment and weakness in the body. This device is backed by 25 years of scientific research by Dr. Roy Curtin and other well-known researchers including the Atkins Clinic. It measures the galvanic skin response at meridian points on the body which then interprets readings based on patient specific dietary requirements and compatibility to nutritional products. By using this simple query technique, the human body can communicate what it needs to stay healthy. For the client who utilizes it, the IQS device has been shown to improve the marketability of NutraTek's product by 300%.

Listed below is a brief description of the nutritional product formulations.

Vitamin & Mineral Formulas

Fem HRT - Fem HRT is designed to provide targeted nourishment and support for the menopausal woman. This formula is prepared with herbal extract antioxidants and other nutrients that support balance during menopause. It is also ideal for cardiovascular and adrenal support.

Glucosamine Sulfate - Glucosamine Sulfate has had significant research in regards to insuring the support of healthy joints. Research also states that Glucosamine Sulfate may relieve joint discomfort, promote joint mobility, strength and stimulating the growth of new cartilage.

MultiCare Vitamin Complex - MultiCare Vitamin Complex is a comprehensive vitamin and mineral product which has been improved with the addition of amino acid chelates. Amino acid chelates have been shown to improve absorption within the body for improved utilization and effectiveness. Additional antioxidants and enzymes have been added for overall support.

MultiCare Vitamin Complex w/o Iron - This Iron free vitamin and mineral formula is for men or for women who are no longer menstruating. Amino acid chelates are used for improved absorption of minerals.

Mega Veggie - Mega Veggie is a foundation support product loaded with a comprehensive blend of antioxidants, vitamins, minerals and enzymes. This is a WHOLE FOOD vegetable designed for the person who does not get adequate nutrition from their diet. Broccoli and Garlic powders may support healthy liver function and detoxification.

Vitamin B Complex - This blend has been formulated to be non-flushing. B vitamins are essential to good overall health and play an important role in homocysteine metabolism and cardiovascular health. Scientific research states that B vitamin supplementation may also be important in managing stress.

Antioxidants

Alfalfa Leaf - This WHOLE FOOD supplement is packed with antioxidants and natural enzymes. Alfalfa also contains a complete array of vitamins and minerals essential for a busy lifestyle. Research suggests Alfalfa may support liver detoxification.

Antioxidant Protector - A unique formula designed to provide antioxidant support for both men and women. It features a specific blend of essential nutrients such as vitamins A, C, & E for healthy aging and immune system support.

Phytonutrient Plus - A healthy blend of vitamins, minerals, antioxidants and enzymes found naturally in WHOLE FOODS. The whole foods in this product are freeze dried to protect nutrient value and bioavailability. Ideally suited as a daily foundational support.

Blood-sugar Management and Weight-loss Formula

NutraSmooth (Meal Replacement Shake) - NutraSmooth is a non-dairy, high protein dietary shake, nutritionally fortified from Pea and Soy Protein. NutraSmooth is designed to be a Macronutrient and Micronutrient foundation, to support Blood Sugar Metabolism and Lean Body mass. NutraSmooth is also formulated to take advantage of developments in the understanding of blood glucose and cellular health that have allowed a better understanding of the function of glucose utilization in individuals and hyperinsulinemia which has been shown to be a contributing factor in the development of Cardiovascular Disease, High Blood pressure and other health issues.

Herbal Formulas

Black Cohosh - Is a phytoestrogenic herb traditionally used by Native American women, it is especially popular in Europe today for relief of such symptoms as menstrual cramping and hot flashes during menopause.

Eyebright - The Eyebright herb has been clinically shown to be helpful against inflammations of the eye, including eye infections, over-sensitivity to light, weeping conditions and stinging eyes. Eyebright contains bitters, essential oils, several B vitamins, and Vitamins A, C, D, and E.

Kava Kava Root - A natural root that has been used for centuries for to aid relief of stress and anxiety. This herb induces a relaxed, tranquil sense of well-being while allowing you to maintain mental alertness. Kava root extract has been standardized to 30% kavalactones, the active constituent in kava.

Valerian Root - Has traditional use as a mood lifter. Valerian may be used to promote relaxation. Valerian can also be useful as a healthy support of minor muscle spasms and aches.

Specialty Products

Healthy Liver Complex - Is a comprehensive blend of Picrorhiza and Dandelion Roots, Milk Thistle, and Celadine. Its intended design is to be a powerful aid in liver detoxification and to aid in healthy liver function.

Male Virility Formula - This is a specifically formulated blend for the support of men's sexual health. This formulation is recognized for its prostate supporting properties, Saw Palmetto, B6 and Zinc, which are essential nutrients for maintaining male reproductive health. The Androstenedione has been clinical shown to support healthy male reproduction.

Vessel Plus - This blend of Butchers Broom, Hesperidin and some essential powerful antioxidants is blended to support healthy blood vessels and cardiovascular health.

Wild Yam Root - Is a compound known as diosgenin. Research has shown that the body can easily convert diosgenin into human progesterone, promoting healthy hormonal balance in women.

Research and Development

NutraTek employs and maintains seven (7) member research and development team that consists of educated and highly experienced individuals in the fields of chemistry, biochemistry, manufacturing and medical and chiropractic care. The mission of our research and development team is to develop and support superior nutritional and healthcare products that provide for the optimal health of our customers through proven efficacy, unqualified safety, superior formulation, and outstanding quality. Our commitment is to continue product innovation and improvement through sound scientific research.

To support our research and development efforts, we have invested in product formulation, processing, and packaging research. Part of our quality control is to ensure that testing is done for product contamination on both raw materials and finished products. This verifies that the products are not only efficacious but safe. Our research and development team also performs product quality and stability studies, including consumer marketing research to sample consumer opinions about existing and future product concepts. To facilitate such studies, NutraTek maintains a variety of industry relationships to improve existing products and identify new research and development products offering health and wellness benefits.

Manufacturing

NutraTek outsources the manufacturing of its products to multiple third-party manufactures in Salt Lake City and Provo, Utah. Salt Lake City is also the location of NutraTek's corporate offices. NutraTek demands that its manufacturing agents meet and adhere to NutraTek's high quality control requirements. These manufactures are approved by the Food and Drug Administration and strictly adhere to Current Good Manufacturing Practices
(cGMP). NutraTek scientists supervise manufacturing practices by frequent onsite supervision to ensure quality as well as post production inspection prior to release. Raw materials are quarantined in a controlled environment subject to inspection including but not limited to identity and microbiological testing. Upon arrival, raw materials must have a Certificate of Analysis (C of A) and Material Safety Data Sheet (MSDS) indicating identity, purity, safety and fit for use as a dietary supplement. The manufactures utilize equipment and technology that insure the purity and accuracy of each product prior to release. Some of the state of the art equipment includes technology to insure accurate pill count per bottle and proper weight per container, adequate packaging to maintain product stability and freshness. The facilities technology improves efficiency allowing for the production of up to 200,000.00 units per month of NutraTek products. Products awaiting distribution are held in a controlled finished goods warehouse which is separate from the inventory warehouse. Finished products are placed in distribution inventory where they are counted and monitored weekly.

Marketing and Distribution

NutraTek's products are distributed through a doctor network, private label third-party network, and the Internet. Since its organization in March 2003, NutraTek has focused on brand building support for its NutraSmooth dietary shake and has sought to educate doctors, third-party private labelers and the general consumer on NutraSmooth and nutritional supplements in general.

As of February 2004, the Company had approximately 150 health professionals purchasing products for clinics and individual practices throughout the United States and Germany. To reach the doctor market, NutraTek uses commissioned sales representatives to visit and educate doctors on products, nutritional biochemistry and how nutrition helps bodily function. A territory representative calls on a designated group of doctors within a geographical area who have an interest in using dietary supplements in their practice. The sales representative seeks to maintain a long term relationship with the account for repeat sales. This market venue is expected to steadily grow as more practitioners recognize the benefit of utilizing dietary supplements in improving overall health. Scientific discoveries on nutrition are made frequently and are published in well know peer-reviewed journals. This serves as a third party endorsement to the benefit of using NutraTek products.

Due to the innovation of NutraTek's products and the research and quality control that NutraTek employs with respect to its product development and manufacturing, third party marketing companies have expressed interest in private labeling NutraTek products, specifically NutraSmooth. NutraTek's sales representatives are aggressively negotiating to initiate product sales to this distribution network.

With the development and expansion of consumers who utilize the Internet and with the growing number of educated health-conscience consumers in general, NutraTek has sought to market its products directly to consumers via the internet. Currently web page development is taking place to begin Internet product sales as soon as March 15, 2004. Multiple domain names have been reserved to support an aggressive marketing strategy which will be employed by the Merrill-Remington (MR) advertising agency. The MR agency has successfully created sales for companies such as Mrs. Fields Cookies. An important part of this marketing approach is to strategically locate NutraSmooth at the top of search engine results for inquiries such as the "Atkins diet" and "Weight Loss: to name a few.

Employees

As of March 11, 2004, NutraTek employs approximately eight persons, of whom approximately seven were in management, sales, purchasing and administration. We believe that we offer our employees a unique and exciting work environment and that our relationship with our employees is good.

Facilities

The principal executive offices of the Company have been relocated to NutraTek's principal executive offices located at 10421 South Jordan Gateway Suite 550, South Jordan, Utah 84095, where its telephone number is
(866) 641-7873. Such office space is rented by NutraTek from a third party pursuant to a lease agreement. The current rent for such facility is $1,365.00 per month.

                           Management

The officers and directors of the Company constitute the management of NutraTek.

Executive Compensation

Since its organization, NutraTek has not appointed a chief executive officer. Prior to the Company's acquisition of NutraTek through a reverse merger, NutraTek was managed by its members. Johnny Sanchez oversaw the operations of NutraTek and was paid a salary of $40,000 for NutraTek's calendar year 2003. Since the effective date of the reverse merger, Mr. Sanchez has forgone the payment of his salary.

Intellectual Property

NutraTek currently relies on common law trademark rights to protect its unregistered NutraSmooth trademark. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademarks are limited to the geographic area in which the trademark is actually used.

NutraTek also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other third parties.

Competition

The market for nutritional foods and supplements is highly competitive and sensitive to the introduction of new products and company/brand name recognition. NutraTek believes the competition is based principally on price, knowledge of products, quality of products, customer service and marketing support.

NutraTek's competition includes numerous nutritional supplement companies that are highly fragmented in terms of both geographic market coverage and product categories. Additionally, large pharmaceutical companies and packaged food and beverage companies compete with NutraTek in the nutritional supplement market. These companies and other nutritional supplement companies have longer operating records than NutraTek and possess greater financial and other resources such as extensive manufacturing, marketing and distribution capabilities. There is no assurance that NutraTek will be able to compete effectively in the nutritional supplement market.

Regulation

NutraTek's products include foods and dietary supplements, which are subject to the laws and regulations of federal government agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission (the FTC), the U.S. Department of Agriculture, the U.S. Postal Service, the Environmental Protection Agency, and also various agencies of the states and localities in which NutraTek operates and sells its products.

In October 1994, the Dietary Supplement Health and Education Act of 1994 was enacted (DSHEA). Among other things, the DSHEA defines dietary supplements (which includes vitamins, minerals, nutritional supplements and herbs) and provides regulatory framework intended to ensure the safety and quality of dietary supplements and the dissemination of accurate product information. The DSHEA permits statements of "nutritional support" for dietary supplements that may describe how particular dietary ingredients, or the mechanism of action by which dietary ingredients, affect the structure, function or general well-being of the body. These statements of nutritional support or "structure/function claims" may not make a health claim or disease claim, meaning that a statement may not expressly or implicitly claim to treat, prevent, cure or mitigate an illness or disease unless the claim was authorized by the FDA. A structure/function claim in advertising or on a product label must have scientific substantiation that the claim is truthful and not misleading, have a disclaimer that the statement has not been reviewed by the FDA and have been disclosed by the company to the FDA that the claim would be used for a product. NutraTek's policy is to label products in accordance with applicable laws and regulations, which are amended and repealed from time to time.

NutraTek believes that it is in compliance with all applicable government regulations concerning its business and is not aware of any instance in which it has contravened such government regulations. However, there is no assurance that a regulatory agency will not take adverse action against NutraTek, or that legislative or regulatory changes will not have an adverse effect on NutraTek and its operations.

                          RISK FACTORS

The conduct and growth of the Company's business is subject to several significant risks, including those set forth below. You should carefully read and consider such risk factors.

The Company and NutraTek will require substantial additional equity or debt financing to successfully implement its business plan and its failure to obtain such financing could delay or curtail its operations. The Company anticipates that it will require substantial additional capital in the amount of at least $1 million in order to implement its full business plan. The Company has not entered into any agreements or arrangements for the provision of such additional financing, and no assurance can be given that such financing will be available on terms acceptable to the Company or at all.

NutraTek has a limited operating history and it is difficult to evaluate its business. NutraTek was only recently organized in March 2003 and does not have an established history of operations. NutraTek faces all the risks inherent in a new business and there can be no assurance it will be successful and/or profitable. NutraTek's entry into the nutritional supplement market and its lack of a significant operating history make it difficult to evaluate the risks and uncertainties it faces.

NutraTek is Dependent on Specific Individual Products. NutraTek's NutraSmooth product accounts for a significant amount of NutraTek's total revenues and future marketing prospects. No assurance can be made that NutraSmooth will be accepted by the nutritional supplement market, experience sales growth or popularity.

NutraTek is subject to the risk of the Unavailability of Raw Materials. NutraTek obtains all of its raw materials for the manufacture of its products from third parties. No assurance can be made that suppliers will provide the raw materials we need in quantities requested, at a price we are willing to pay, or that meet our quality standards. Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials or result in our inability to meet customer demands for products. The occurrence of any of the foregoing could have a material adverse effect on our results of operations and financial condition.

NutraTek is subject to the risk of competition. The market for nutritional supplement products is highly competitive and sensitive to the introduction of new products. NutraTek's competition includes numerous nutritional supplement companies that are highly fragmented in terms of both geographic market coverage and product categories. These companies have longer operating records than NutraTek and possess greater financial and other resources such as extensive manufacturing, marketing and distribution capabilities. There is no assurance that NutraTek will be able to compete effectively in the nutritional supplement market.

NutraTek is subject to Government Regulation on its Operations. NutraTek's products include foods and dietary supplements, which are subject to the laws and regulations of federal government agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission (the FTC), the U.S. Department of Agriculture, the U.S. Postal Service, the Environmental Protection Agency, and also various agencies of the states and localities in which NutraTek operates and sells its products. Although NutraTek believes that it is in compliance with the foregoing regulatory agencies, there is no assurance that a regulatory agency will not take adverse action against NutraTek, or that legislative or regulatory changes will not have an adverse effect on NutraTek and its operations.

NutraTek is subject to the risk of product liability claims and the loss of any such claim in excess of its insurance coverage could have a material adverse effect on NutraTek. As a manufacturer, NutraTek is subject to the inherent risk of product liability claims. NutraTek maintains product liability insurance in amounts it believes adequate but no assurance can given that its coverage will continue to be available at acceptable prices or that such coverage will be adequate in scope and coverage to protect NutraTek from product liability claims.

NutraTek is substantially dependent on Johnny Sanchez and the loss of his services would have an adverse effect on its business. NutraTek is dependent on Johnny Sanchez to operate NutraTek and the loss of his services could have an adverse impact on its operations until such time as he could be replaced, if he could be replaced. NutraTek does not carry key man life insurance on the live of Johnny Sanchez, although NutraTek has entered into an employment agreement with him.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


The following exhibits are filed herewith:

     31.1 Certification of the Company's Chief Executive Officer.
     31.2 Certification of the Company's Chief Financial Officer.

     32.1 Certification of the Company's Chief Executive Officer.
     32.2 Certification of the Company's Chief Financial Officer.

(b)  Reports on Form 8-K

   1. On January 12, 2004, the Company filed a Current Report on Form 8-K concerning the Company's acquisition of NutraTek, LLC in a reverse merger transaction.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Advanced Healthcare Technologies, Inc.

[Date] 3-22-04                       /s/ Johnny Sanchez
       -------                      -------------------
                                    Johnny Sanchez
                                    Chief Executive Officer

[Date] 3-22-04                       /s /Michael MacArthur
       -------                      ----------------------
                                    Michael MacArthur
                                    Principal Accounting Officer