Form 10KSB
period 2004-03-31
ADVANCED HEALTHCARE TECHNOLOGIES INC
filed 2004-07-21
CIK 1128949

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission File Number 333-51058

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
           (Name of small business issuer as specified in its charter)

                NEVADA                                      84-1565820
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                             2820 LA MIRADA, SUITE H
                                 VISTA, CA 92081
          (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (760) 599-0775 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

                              -------------------

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes [X]  No [ ]

           Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           The issuer's revenues for the most recent fiscal year were $0.00.

           The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,140,000 as of June 30, 2004. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 126,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           As of June 30, 2004, 240,000,200 shares of our common stock were issued and outstanding.

           Documents Incorporated by Reference:      None.

           Transitional Small Business Disclosure Format:  No.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT OF ADVANCED HEALTHCARE TECHNOLOGIES, INC.

           Advanced Healthcare Technologies, Inc. was incorporated on March 28, 2000 under the laws of the State of Colorado. It was originally organized to focus on the marketing of first and second mortgages, primarily through our website, www.emailmortgage.com. Advanced Healthcare was not successful with its mortgage business and, in 2002, it discontinued operations, liquidated its loan inventory and paid off its then existing liabilities.

           Since that time, Advanced Healthcare has pursued the acquisition and development of products, technologies and/or companies involved in the health care industry with limited success. In 2002, Advanced Healthcare changed its state of domicile from Colorado to Nevada and changed its name to Advanced Healthcare Technologies, Inc.

           In 2002, Advanced Healthcare commenced acquisition of Advanced Hyperbaric Industries, Inc., a New Jersey based company engaged in the manufacture and marketing of rigid extremity hyperbaric chambers and a sacral patch device, both of which utilize oxygen therapy for the treatment of open wounds and sores, including bedsores. The acquisition agreement was modified on March 27, 2003.

           On December 4, 2003, Advanced Healthcare acquired a 100% interest in NutraTek, L.L.C., a Utah limited liability company which was engaged in the wholesale distribution of dietary supplements to healthcare professionals in exchange for one hundred and one million (101,000,000) shares of Advanced Healthcare common stock. In connection with the acquisition of NutraTek, Advanced Healthcare made plans to spin off and sell the intellectual properties relating to Advanced Hyperbaric and its oxygen therapy products and business in exchange for the assumption of the ongoing obligations of that business. The sale of those assets and assumption of those liabilities were complete on March 31, 2004.

           As a result of the acquisition transaction, NutraTek's business and operations became the principal business and operations of Advanced Healthcare. NutraTek researches, develops, and thereafter contracts with third parties to manufacture its own line of nutritional dietary supplements, functional food products and natural sweeteners. Since Advanced Healthcare acquired NutraTek, it had intended to expand its business operations. However, expansion was subject to Advanced Healthcare's ability to obtain additional debt or equity financing. Advanced Healthcare was unable to obtain financing for its NutraTek operations, and this inability to raise money to finance the healthcare related business and the liabilities of NutraTek resulted in the decision to dispose of the NutraTek's operations.

           On June 30, 2004, Richard Mangiarelli purchased 126,000,000 shares of Advanced Healthcare common stock from its former President, Chief Executive Officer, Director, and majority stockholder, Johnny Sanchez. As a result, Mr. Mangiarelli now holds approximately 52.5% of the issued and outstanding common stock of Advanced Healthcare.

           In connection with this change in control, Mr. Sanchez resigned as Advanced Healthcare's President and Chief Executive Officer, Joel Rockwood resigned as its Vice President and Chief Scientific Officer, and Michael MacArthur resigned as its Secretary. The board of directors appointed Mr. Mangiarelli as the new President, Chief Financial Officer, and Secretary. In addition, Mr. Sanchez, Mr. Rockwood, Virginia Sanchez, Carmen Sanchez, and Joe
V. Overcash resigned as directors of Advanced Healthcare. The outgoing directors appointed Richard Mangiarelli to fill the vacancies on the board.

           On June 30, 2004, Advanced Healthcare entered into a Release and Indemnity Agreement with Johnny Sanchez, its former President, Chief Executive Officer, Director, and majority stockholder, pursuant to which Advanced Healthcare sold the all of its membership interest in NutraTek to Mr. Sanchez in exchange for Mr. Sanchez's agreement to do the following: (a) release Advanced Healthcare from any and all claims that Mr. Sanchez may have had against Advanced Healthcare; (b) indemnify Advanced Healthcare for any and all claims against or liabilities of Advanced Healthcare that existed before June 30, 2004, and (c) to cooperate with and assist Advanced Healthcare in connection with its reporting obligations or filing requirements under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, and to deliver such other instruments and take such other actions as may be reasonably requested by Advanced Healthcare in order to carry out the intent of the agreement.

BUSINESS OF ADVANCED HEALTHCARE

           As a result of the spin-off of Nutratak, Advanced Healthcare currently has no operations. Advanced Healthcare intends to either commence operations or acquire another business with operations in which Mr. Mangiarelli may have an equity interest. It is possible that, as a result of any acquisition of a business in which Mr. Mangiarelli has an equity interest, Advanced Healthcare may issue additional shares of capital stock to Mr. Mangiarelli.

           Advanced Healthcare moved its principal executive offices to the following address:

           Advanced Healthcare Technologies, Inc.
           2820 La Mirada, Suite H
           Vista, CA 92081
           (760) 599-0775

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING INFORMATION

           This annual report and the documents to which we refer you and incorporate into this annual report by reference contain forward-looking statements. In addition, from time to time, we, or our representatives, may make forward-looking statements orally or in writing. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, the adequacy of our current facilities and our ability to obtain additional space, use of future earnings, and the feature, benefits and performance of our current and future products and services.

           You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," "seek" or "continue" or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in this annual report under the heading "Risk Factors." These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements.

           We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the "bespeaks caution" doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 2.   PROPERTIES

           Advanced Healthcare's new corporate headquarters are located at 2820 La Mirada, Suite H, Vista, CA 92081. Current offices are adequate for its present needs. Office space is subleased and will be increased as Advanced Healthcare deems necessary. Advanced Healthcare believes that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

           Advanced Healthcare is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           On October 28, 2003, stockholders of Advanced Healthcare holding a majority of the voting power of Advanced Healthcare took the following action by written consent: (i) the increase in Advanced Healthcare's authorized shares of common stock to 500,000,000; and (ii) the acquisition of NutraTek for 140,000,000 shares of common stock.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Advanced Healthcare's common stock trades on the OTC Bulletin Board under the symbol "AVHC." The following table shows the high and low bid prices for our common stock for each quarter since April 1, 2002 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the five for one stock split which was effected in May, 2002 (i.e. they have been decreased five times to compare them to current prices). Advanced Healthcare considers its stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2002 (OTC Bulletin Board)                      High Bid                Low Bid
------------------------------------------------------------------------------
Second quarter                                 $   1.05              $    0.22
Third quarter                                      1.01                   0.31
Fourth quarter                                     0.45                   0.08

2003 (OTC Bulletin Board)                      High Bid                Low Bid
------------------------------------------------------------------------------
First quarter                                  $   0.15              $    0.03
Second quarter                                     0.07                   0.02
Third quarter                                      0.17                   0.04
Fourth quarter                                     0.10                   0.04

2004 (OTC Bulletin Board)                      High Bid                Low Bid
------------------------------------------------------------------------------
First quarter                                  $   0.06              $    0.01

           As of June 30, 2004, there were approximately 125 record holders of our common stock.

           Advanced Healthcare has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

           Shares eligible for future sale could depress the price of Advanced Healthcare's common stock, thus lowering the value of a buyer's investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of Advanced Healthcare's common stock.

           The revenues and operating results of Advanced Healthcare may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of its stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the common stock.

           SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following provides information concerning compensation plans under which equity securities of Advanced Healthcare are authorized for issuance as of March 31, 2004:

                                                     (a)                        (b)                          (c)
------------------------------------------- -----------------------  --------------------------  ----------------------------
PLAN CATEGORY                                NUMBER OF SECURITIES        WEIGHTED-AVERAGE           NUMBER OF SECURITIES
                                              TO BE ISSUED UPON          EXERCISE PRICE OF         REMAINING AVAILABLE FOR
                                                 EXERCISE OF           OUTSTANDING OPTIONS,         FUTURE ISSUANCE UNDER
                                             OUTSTANDING OPTIONS,       WARRANTS AND RIGHTS       EQUITY COMPENSATION PLANS
                                             WARRANTS AND RIGHTS                                    (EXCLUDING SECURITIES
                                                                                                  REFLECTED IN COLUMN (A))
------------------------------------------- -----------------------  --------------------------  ----------------------------
Equity compensation plans approved by                      --                       $--                           --
security holders
Equity compensation plans not approved by                  --                        --                      312,500
security holders (1)
Total                                                      --                       $--                      312,500

(1) 2003 STOCK COMPENSATION PLAN. The board of directors of Advanced Healthcare adopted the 2003 Stock Compensation Plan on February 3, 2003 and amended the same on June 3, 2003. The purpose of the Plan is to enable Advanced Healthcare to offer to its key employees, officers, directors and consultants whose past, present and/or potential contributions to Advanced Healthcare and its subsidiaries have been, are or will be important to the success of Advanced Healthcare, an opportunity to acquire a proprietary interest in Advanced Healthcare. Advanced Healthcare is permitted to issue up to 5,500,000 shares of common stock under the plan, and to date, it has issued 5,187,500 shares.

ITEM 6. PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with Advanced Healthcare's audited consolidated financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

           Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to Advanced Healthcare as of the date of this report, and Advanced Healthcare assumes no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL

           On June 30, 2004, Richard Mangiarelli purchased 126,000,000 shares of Advanced Healthcare common stock from its former President, Chief Executive Officer, Director, and majority stockholder, Johnny Sanchez. As a result, Mr. Mangiarelli now holds approximately 52.5% of the issued and outstanding common stock of Advanced Healthcare.

           In connection with this change in control, Mr. Sanchez resigned as Advanced Healthcare's President and Chief Executive Officer, Joel Rockwood resigned as its Vice President and Chief Scientific Officer, and Michael MacArthur resigned as its Secretary. The board of directors appointed Mr. Mangiarelli as the new President, Chief Financial Officer, and Secretary. In addition, Mr. Sanchez, Mr. Rockwood, Virginia Sanchez, Carmen Sanchez, and Joe
V. Overcash resigned as directors of Advanced Healthcare. The outgoing directors appointed Richard Mangiarelli to fill the vacancies on the board.

           On June 30, 2004, Advanced Healthcare entered into a Release and Indemnity Agreement with Johnny Sanchez, its former President, Chief Executive Officer, Director, and majority stockholder, pursuant to which Advanced Healthcare sold the all of its membership interest in NutraTek to Mr. Sanchez in exchange for Mr. Sanchez's agreement to do the following: (a) release Advanced Healthcare from any and all claims that Mr. Sanchez may have had against Advanced Healthcare; (b) indemnify Advanced Healthcare for any and all claims against or liabilities of Advanced Healthcare that existed before June 30, 2004, and (c) to cooperate with and assist Advanced Healthcare in connection with its reporting obligations or filing requirements under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, and to deliver such other instruments and take such other actions as may be reasonably requested by Advanced Healthcare in order to carry out the intent of the agreement.

           As a result of the spin-off of Nutratak, Advanced Healthcare currently has no operations. Advanced Healthcare intends to either commence operations or acquire another business with operations in which Mr. Mangiarelli may have an equity interest. It is possible that, as a result of any acquisition of a business in which Mr. Mangiarelli has an equity interest, Advanced Healthcare may issue additional shares of capital stock to Mr. Mangiarelli.

           Advanced Healthcare moved its principal executive offices to the following address:

           Advanced Healthcare Technologies, Inc.
           2820 La Mirada, Suite H
           Vista, CA 92081
           (760) 599-0775

           Before the change of control described above, Advanced Healthcare's principal business and operations were those of NutraTek. NutraTek researched, developed, and thereafter contracted with third parties to manufacture its own line of nutritional dietary supplements, functional food products and natural sweeteners. As a result of the spin-off of Nutratak, Advanced Healthcare's new management has decided to terminate the nutritional products business and focus on other opportunities. Management is currently evaluating various business opportunities, including operating opportunities, joint ventures, acquisitions or other business combinations. Some of the opportunities being evaluated are ones in which management has a current interest, and it is possible that, if Advanced Healthcare pursues one of these opportunities, management may receive additional capital stock of Advanced Healthcare in connection therewith.

           Advanced Healthcare currently has limited working capital with which to satisfy its cash requirements, and it will require additional capital in order to conduct operations. Advanced Healthcare anticipates that we will at least $250,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities it elects to pursue. In order to obtain the necessary working capital, Advanced Healthcare intends to seek private equity financing in 2004. Such financing may not be available to Advanced Healthcare, when and if needed, on acceptable terms or at all. In the event that Advanced Healthcare is unable to obtain such financing, management may provide additional financing for Advanced Healthcare.

           In the next twelve months, Advanced Healthcare intends to hire from six to up to fifty employees, depending on the nature of the business opportunities it elects to pursue. Advanced Healthcare may establish a new equity compensation plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to Advanced Healthcare's long-term growth and performance with equity-based compensation incentives. Advanced Healthcare may lease these employees from an employment leasing agency rather than hire the employees directly, and the employment leasing agency may be affiliated with our new management.

           Advanced Healthcare intends to retain any future earnings to finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

OFF BALANCE SHEET ARRANGEMENTS

           Advanced Healthcare does not have any off-balance sheet financing arrangements.

ITEM 7.  FINANCIAL STATEMENTS


                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                 C O N T E N T S


Independent Auditors' Report.................................................F-3

Consolidated Balance Sheet...................................................F-4

Consolidated Statement of Operations.........................................F-5

Consolidated Statement of Stockholders' Equity...............................F-6

Consolidated Statement of Cash Flows.........................................F-7

Notes to the Consolidated Financial Statements...............................F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Advanced Healthcare Technologies, Inc.
(A Development Stage Company)
South Jordan, Utah

We have audited the accompanying consolidated balance sheet of Advanced Healthcare Technologies, Inc and Subsidiary (a development stage company) as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception on March 3, 2003, through March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Healthcare Technologies, Inc. and Subsidiary (a development stage company) as of March 31, 2004 and the results of their operations and their cash flows for the period from inception on March 3, 2003 through March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's deficit in working capital and losses raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
July 15, 2004

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet

                                     ASSETS

                                                                      March 31,
                                                                        2004
                                                                     ---------

CURRENT ASSETS

   Accounts receivable                                               $   2,887
   Inventory                                                             5,184
                                                                     ---------

      Total Current Assets                                               8,071
                                                                     ---------

FIXED ASSETS, NET                                                       11,037
                                                                     ---------

      TOTAL ASSETS -- DISCONTINUED OPERATIONS                        $  19,108
                                                                     =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Cash overdraft                                                    $  13,736
   Accounts payable -- Discontinued Operations                          19,331
   Notes payable (Note 2) -- Discontinued Operations                    53,518
   Accrued expenses (Note 3) -- Discontinued Operations                 64,089
   Accounts payable (Note 8) -- Advanced                               247,546
                                                                     ---------

      Total Current Liabilities                                        398,220
                                                                     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

   Common stock: 500,000,000 shares authorized of $0.001
    par value, 240,000,000 shares issued and outstanding               240,000
   Additional paid-in capital (deficit)                               (512,968)
   Deficit accumulated during the development stage                   (106,144)
                                                                     ---------

      Total Stockholders' Deficit                                     (379,112)
                                                                     ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  19,108
                                                                     =========


   The accompanying notes are an integral part of these consolidated financial statements.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Operations



                                                                 From inception
                                                                on March 3, 2003
                                                                     through
                                                                 March 31, 2004
                                                                 -------------
REVENUES                                                         $          --

OPERATING EXPENSES                                                          --
                                                                 -------------

LOSS BEFORE DISCONTINUED OPERATIONS                                         --
                                                                 -------------

LOSS FROM DISCONTINUED OPERATIONS (NOTE 7)                            (106,144)
                                                                 -------------

NET LOSS                                                         $    (106,144)
                                                                 -------------

BASIC LOSS PER SHARE                                             $       (0.00)
                                                                 =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                      109,299,380
                                                                 =============


     Note: The Company has not presented the 2003 comparable amounts as NutraTek, LLC was incorporated on March 3, 2003.




   The accompanying notes are an integral part of these consolidated financial statements.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             Consolidated Statement of Stockholders Equity (Deficit)

                                                                                     Deficit
                                                                                   Accumulated
                                                 Common Stock        Additional     During the
                                        -------------------------     Paid-in      Development
                                           Shares        Amount       Capital         Stage
                                        -----------   -----------   -----------    -----------
Balance at inception on March 3, 2003            --   $        --   $        --    $        --

Common stock issued for services
  (Note 1)                              140,000,000       140,000      (165,422)            --

Common stock issued for
  recapitalization (Note 1)             100,000,000       100,000      (350,640)            --

Net loss for the year ended
  March 31, 2004                                 --            --            --       (106,144)
                                        -----------   -----------   -----------    -----------

Balance, March 31, 2004                 240,000,000   $   240,000   $  (516,062)   $  (106,144)
                                        ===========   ===========   ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statement of Cash Flows

                                                                       From
                                                                     Inception
                                                                    on March 3,
                                                                   2003 through
                                                                     March 31,
                                                                       2004
                                                                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $(106,144)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Depreciation and amortization                                821
     Changes in assets and liabilities:
             (Increase) decrease in inventory                          (5,184)
             Increase (decrease) in accounts payable                   19,331
             Increase (decrease) in accrued expenses                   64,089
             (Increase) decrease in accounts receivable                (2,887)
                                                                    ---------
                  Net Cash Used by Operating Activities               (29,974)
                                                                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                         (11,858)
                                                                    ---------

                  Net Cash Used by Investing Activities               (11,858)
                                                                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash used for partner draw                                       (25,422)
     Proceeds from issuance of note payable                            53,518
     Proceeds from cash overdraft                                      13,736
                                                                    ---------

                  Net Cash Provided by Financing Activities            41,832
                                                                    ---------

NET INCREASE (DECREASE) IN CASH                                            --

CASH AT BEGINNING OF PERIOD                                                --
                                                                    ---------

CASH AT END OF PERIOD                                               $      --
                                                                    =========

CASH PAID FOR
     Interest                                                       $     659
     Income taxes                                                   $      --


     Note: The Company has not presented the 2003 comparative amounts as NutraTek, LLC was incorporated on March 3, 2003.


   The accompanying notes are an integral part of these consolidated financial statements.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Business

         Advanced Healthcare Technologies, Inc. (Advanced) was incorporated in Colorado on March 28, 2000 and began operations on May 25, 2000. The Company's activities to date have been limited to organization and capital formation. The Company plans to engage in the healthcare equipment business. The Company had engaged in the mortgage lending business on a limited basis.

         NutraTek, LLC was organized in Utah on March 3, 2003, as a limited liability company. It later changed to a "C" Corporation in connection with its acquisition of Advanced Healthcare Resources, Inc. and from its inception has researched and developed and thereafter contracted with third parties to manufacture its own line of nutritional dietary supplements, functional food products and proprietary natural sweeteners.

         On December 4, 2003, pursuant to an agreement and plan of reorganization, Advanced Healthcare Technologies, Inc. completed a reverse merger with the members of NutraTek, LLC. in which it acquired 100% of NutraTek, LLC, a Utah Limited Liability Company in exchange for 140,000,000 common shares of Advanced Healthcare Technologies, Inc. The terms of the acquisition are detailed in an 8-K filing dated December 5, 2003. Under the terms of the agreement, the president of NutraTek, LLC became the president of the Company and was elected to the Board of Directors, the acquisition was accounted for as a recapitalization of NutraTek, LLC because the members of NutraTek, LLC controlled Advanced Healthcare Technologies, Inc. after the acquisition. NutraTek, LLC was treated as the acquiring entity for accounting purposes and Advanced Healthcare Technologies, Inc. was the surviving entity for legal purposes. There was no adjustment to the carrying values of the assets or liabilities of NutraTek, LLC and no goodwill was recorded. The Company issued 140,000,000 shares of common stock for the acquisition. Prior to the acquisition, the Company had 110,000,000 shares of common stock outstanding. Prior to the reverse merger, NutraTek, LLC had a stockholders deficit of $25,422. NutraTek, LLC has a calendar year end of December 31st, while Advanced Healthcare Technologies, Inc. has a fiscal year end of March 31st. The Company has consolidated the operations of NutraTek, LLC as of December 31, 2003 with the operations of Advanced as of March 31, 2004. There were no material inter-company activities from January 1, 2004 to March 31, 2004.

         b. Accounting Method

         Advanced has elected a March 31st year-end while NutraTek has elected a December 31st year end.. The Company's financial statements are prepared using the accrual method of accounting.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c. Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         d. New Accounting Pronouncements

         During the year ended March 31, 2004, the Company adopted the following
         accounting   pronouncements  which  had  no  impact  on  the  financial statements or results of operations:

          o    SFAS No. 143, Accounting for Asset Retirement Obligations;

          o SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;

          o    SFAS No. 146, Accounting for Exit or Disposal Activities;

          o    SFAS No. 147, Acquisitions of Certain Financial Institutions; and

          o    SFAS No. 148, Accounting for Stock Based Compensation.

          o SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

          o SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

         In addition, during the year ended March 31, 2004, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

         e. Provision for Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e. Provision for Taxes (Continued)

         As a limited liability company, NutraTek's taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements.

         f. Revenue Recognition and Cost of Goods

         Revenues from the sale of the Company's products and services are recognized upon shipment or when the services are provided, provided that no significant obligations remain outstanding and collection of the receivable is probable.

         During 2003 the Company received income from five sources; from the sale of nutritional supplements, from the sale of a doctor training program, which trained doctors on how to use the Company's product, from the Company's product formulation development, from freight income, and for the sale or lease of their IQS System, which is a device that doctors use to test patients and determine what products are needed for those patients.

         During 2003 the Company had $103,058 in cost of goods, which consisted of costs of supplements and other associated costs.

         g. Contributed Capital

         Prior to the Company's inception an officer contributed product research to the company which has been recorded at its predecessor cost of $0. Additionally there were a number of individuals who contributed capital to aide in the start-up of the organization, however, these individuals were paid back during 2003, therefore no liabilities were recorded for these contributions as of March 31, 2004.

         h. Fixed Assets

         Fixed assets are stated at cost and are depreciated using the straight line method and their useful life. As of December 31, 2003, the Company had net assets of $11,037. During the year ended December 31, 2003 depreciation expense was $821.

NOTE 2 - NOTES PAYABLE

         At December 31, 2003, the Company had various unsecured notes payable totaling $53,518, bearing the interest rate of 6% per annum. These notes payable are due on demand.

         Interest expense related to these notes payable for the year ended December 31, 2003 was $659.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004

NOTE 3 - ACCRUED LIABILITIES

         Accrued liabilities as of March 31, 2004 consist of the following:

         Wages payable                                $   17,664
         Officer wages payable                            30,000
         Credit cards payable                             15,381
         Sales tax payable                                   385
         Accrued interest                                    659
                                                      ----------
                                                      $   64,089
                                                      ==========

NOTE 4 - COMMITMENTS & CONTINGENCIES

         Employment Agreement

         On November 1, 2003, the Company entered into a new employment agreement with Mr. Sanchez. The agreement provides for a two-year term and provides for an annual base compensation of $180,000.

         Lease Agreement

         On June 4, 2003, the Company entered into a new lease agreement for office space at the South Point Business Park in South Jordan, Utah. The agreement provides for a forty eight month term and provides for a monthly rent expense of $2,000 per month for the first 12 month period, $2,050 per month for the second 12 month period, $2,101 per month for the third 12 month period and $2,154 per month for the fourth 12 month period.

NOTE 5 - GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had a change in control and has changed its business plan and it has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management plans to research possible acquisitions of various entities and an officer of the Company has agreed to loan the Company funds as needed to sustain business for a period of twelve months. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 6 - MATERIAL EVENTS

         Spin-off of Technology

         Pursuant to a contract dated October 29, 2003, Advanced assigned all of its rights, title and interest in the oxygen therapy business to various shareholders. The Bill of Sale and Assignment was signed on March 8, 2004. There was no gain or loss associated with this transaction as there was no basis in the business.

NOTE 7 - DISCONTINUED OPERATIONS

         In June 2004, the Company's CEO entered into an agreement to sell 126,000,000 of the Company's common stock and his controlling interest to an unrelated individual. This resulted in the Company's wholly owned subsidiary, NutraTek, LLC, being spun off and left Advanced Healthcare Technologies Inc. as the remaining shell company.

         All assets are associated with the discontinued operations as well as all of the liabilities except for $247,546 which was associated with Advanced. See Note 8 for a discussion on the settlement of this debt associated with Advanced.

         The operations of NutraTek are for the calendar year ended December 31, 2003.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004

     NOTE 7 - DISCONTINUED OPERATIONS (Continued)

                                                                   For the Year
                                                                 Ended, December
                                                                     31, 2003
                                                                  -------------
                  REVENUES                                        $     249,409
                  Cost of goods sold                                    103,058
                                                                  -------------

                  Gross profit                                          146,351
                                                                  -------------

                  OPERATING EXPENSES
                        Payroll                                          90,627
                        Rent                                             13,621
                        Professional fees                                16,109
                        Depreciation                                        821
                        General and administrative                      130,658
                                                                  -------------

                  Total Operating Expenses                              251,836
                                                                  -------------

                  LOSS FROM OPERATIONS                                 (105,485)
                                                                  -------------

                  OTHER EXPENSE

                        Interest Expense                                   (659)
                                                                  -------------

                  Total Other Expense                                      (659)
                                                                  --------------

                  NET LOSS                                        $    (106,144)
                                                                  -------------

                  BASIC LOSS PER SHARE                            $       (0.00)
                                                                  =============

                  WEIGHTED AVERAGE NUMBER
                       OF SHARES OUTSTANDING                        109,299,380
                                                                  =============

     NOTE 8 - SUBSEQUENT EVENTS

         Subsequent to March 31, 2004, the Company's president and CEO entered into an agreement to sell his controlling interest in the Company and retain the operations and activities of NutraTek, LLC. In connection with this change in control the Company's president and CEO, vice president  and  chief  scientific  officer,  as well  as the  Company's secretary resigned. Additionally, five individuals resigned as directors of the Company. The individual gaining controlling interest was appointed to fill these vacancies.

         Concurrent with the above mentioned events the Company settled $247,546 of accounts payable debt by reallocating a total of 25,000,200 shares of common stock, which had previously been issued to a number of different related entities in exchange for their forgiveness of the debt, as well as payment of $10,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           See Advanced Healthcare's Current Report on Form 8-K filed on March 9, 2004, as amended on March 11, 2004, with respect to changes in accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

           Advanced Healthcare carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that Advanced Healthcare's disclosure controls and procedures are effective to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

           There has been no change in Advanced Healthcare's internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Advanced Healthcare's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICER AND DIRECTORS

           Our executive officers and directors, the positions held by them, and their ages are as follows:

       NAME                    AGE                        POSITION
--------------------          -----            --------------------------------
Richard Mangiarelli            61              Chairman of the Board, President

           RICHARD MANGIARELLI is the Chairman of the Board and President of Advanced Healthcare. Mr. Mangiarelli is 61 years old. In 1985, he founded USA Energy Corporation, a licensed general and electrical contractor dedicated to energy conservation contracting. He was the Chief Operating Officer of Fulham Company, an electronic ballast manufacturer, from 1993 to 1995. Mr. Mangiarelli is also the Chief Executive Officer, President and Director of Cybertel Communications Corp., a publicly traded corporation. Mr. Mangiarelli holds a BA degree from the University of Connecticut and an MBA degree from Pepperdine University. He is a licensed general contractor and licensed electrical contractor and is retired from the United States Marine Corps at the rank of Colonel.

CODE OF ETHICS

           Advanced Healthcare has not adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. Current management is not aware of any reason why such a code of ethics has not been previously adopted, and it intends to adopt one in the near future.

ITEM 10. EXECUTIVE COMPENSATION

           Advanced Healthcare's sole director and executive officer has received no compensation for services rendered to Advanced Healthcare. Further, current management is informed and believes that no director or executive officer has received cash or other remuneration for services rendered to Advanced Healthcare in the past three (3) fiscal years.

OPTION GRANTS AND EXERCISES

           Advanced Healthcare did not grant any stock options to any of its directors or executive officers in the fiscal year ended March 31, 2004.

EMPLOYMENT AGREEMENTS

           As of the date hereof, Advanced Healthcare has no employment agreements with any of its director or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information regarding the beneficial ownership of Advanced Healthcare common stock as of the date of this report by the following persons:

     o each person who is known to be the beneficial owner of more than five percent (5%) of issued and outstanding shares of common stock;

     o    each of the directors and executive officers; and

     o    all of the directors and executive officers as a group.

                                              NUMBER OF SHARES
            NAME AND ADDRESS                 BENEFICIALLY OWNED      PERCENTAGE OWNED
            ----------------                 ------------------      ----------------
Richard Mangiarelli.....................       126,000,000 (1)            52.5%

All directors and officers as a group...       126,000,000                52.5%

(1)  The address is 2820 La Mirada, Suite H, Vista, CA 92081


           Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           CHANGE OF CONTROL AND SPIN-OFF OF NUTRATEK. On June 30, 2004, Richard Mangiarelli purchased 126,000,000 shares of Advanced Healthcare common stock from its former President, Chief Executive Officer, Director, and majority stockholder, Johnny Sanchez. As a result, Mr. Mangiarelli now holds approximately 52.5% of the issued and outstanding common stock of Advanced Healthcare.

           In connection with this change in control, Mr. Sanchez resigned as Advanced Healthcare's President and Chief Executive Officer, Joel Rockwood resigned as its Vice President and Chief Scientific Officer, and Michael MacArthur resigned as its Secretary. The board of directors appointed Mr. Mangiarelli as the new President, Chief Financial Officer, and Secretary. In addition, Mr. Sanchez, Mr. Rockwood, Virginia Sanchez, Carmen Sanchez, and Joe
V. Overcash resigned as directors of Advanced Healthcare. The outgoing directors appointed Richard Mangiarelli to fill the vacancies on the board.

           On June 30, 2004, Advanced Healthcare entered into a Release and Indemnity Agreement with Johnny Sanchez, its former President, Chief Executive Officer, Director, and majority stockholder, pursuant to which Advanced Healthcare sold the all of its membership interest in NutraTek to Mr. Sanchez in exchange for Mr. Sanchez's agreement to do the following: (a) release Advanced Healthcare from any and all claims that Mr. Sanchez may have had against Advanced Healthcare; (b) indemnify Advanced Healthcare for any and all claims against or liabilities of Advanced Healthcare that existed before June 30, 2004, and (c) to cooperate with and assist Advanced Healthcare in connection with its reporting obligations or filing requirements under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, and to deliver such other instruments and take such other actions as may be reasonably requested by Advanced Healthcare in order to carry out the intent of the agreement.

           NUTRATEK ACQUISITION. On December 4, 2003, pursuant to an Agreement and Plan of Reorganization which closed on the date shares were authorized by an increase in the capital structure of Advanced Healthcare, Johnny and Virginia Sanchez are to receive 101,000,000 common voting shares of the Company's common stock in exchange for 100% of the ownership interest in NutraTek. Under the terms of the agreement and plan of reorganization, Daniel Motsinger and Dan Starzcewski resigned as directors of Advanced Healthcare, being replaced by Johnny Sanchez, Virginia Sanchez, Carmen Sanchez and Joe V. Overcash. Randy Sulhoff remained a director of Advanced Healthcare. The 101,000,000 shares going to Johnny and Virginia Sanchez represented 45.39% of the outstanding shares of common stock of Advanced Healthcare following the acquisition of NutraTek. Under the terms of the agreement and plan of reorganization, 39,000,000 common shares of Advanced Healthcare were issued to affiliates of Advanced Healthcare, all of whom agreed to assign the voting rights to said 39,000,000 shares to Johnny Sanchez. The combination of the 101,000,000 shares owned by Johnny and Virginia Sanchez and the 39,000,000 shares being voted by Johnny Sanchez gave voting rights for 140,000,000 shares to Johnny and Virginia Sanchez, which represented 53% of the outstanding shares of Advanced Healthcare following the acquisiton of NutraTek. Under the terms of the agreement, the former owner and president of NutraTek, Johnny Sanchez, became the President of Advanced Healthcare and was elected to its board of directors.

           Included in the agreement and plan of reorganization was a provision which allowed the spin off and sale of the intellectual properties relating to Advanced Healthcare's oxygen therapy products and business to then-existing management for assumption of the ongoing obligations of that business and shares of the newly created Advanced Oxygen Therapy, Inc.

           OTHER MATTERS. As of March 31, 2004, Advanced Healthcare owed money to Johnny Sanchez for various advances made to Advanced Healthcare to cover operating expenses. These advances were forgiven in connection with the spin-off of NutraTek to Mr. Sanchez.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

Exhibit No.                    Description
-----------                    -----------

2.1*           Agreement and Plan of Reorganization

2.2**          Stock Purchase Agreement

3.1***         Certificate of Incorporation of Advanced Healthcare Technologies,
               Inc.

3.2***         Bylaws of Advanced Healthcare Technologies, Inc.

4.1*** Specimen Certificate of Advanced Healthcare Technologies, Inc.'s common stock

10.1**         Release and Indemnity Agreement

16.1****       Letter on change in certifying accountant

31.1           Certification of Richard Mangiarelli pursuant to Rule 13a-14(a)

32.1 Certification of Richard Mangiarelli pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------

* Filed as an exhibit to Current Report on Form 8-K filed January 12, 2004, incorporated herein by reference.

** Filed as an exhibit to Current Report on Form 8-K filed July 15, 2004, incorporated herein by reference.


*** Filed as an exhibit to Advanced Healthcare's Registration Statement on Form SB-2, filed on December 1, 2000 (File No. 333-51058), incorporated herein by reference.

**** Filed as an exhibit to a Current Report on Form 8-K filed on March 9, 2004, as amended on March 11, 2004, 2004, incorporated herein by reference.



-------------------

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed January 12, 2004 regarding acquisition of NutraTek and change in control in connection with same.

     Current Report on Form 8-K filed on March 9, 2004, as amended on March 11, 2004, with respect to changes in accountants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

           The Board of Directors selected HJ & Associates, LLC, independent accountants, as our auditors for the year ending March 31, 2005. HJ & Associates, LLC previously audited our consolidated financial statements for the fiscal year ended March 31, 2004.

Audit Fees

           HJ & Associates, LLC billed us $14,500 in fees for our 2004 annual audit, and James E. Scheifley, P.C. our previous independent auditors, billed us $7,500 in fees for the review of our quarterly financial statements for 2004. James E. Scheifley, P.C. billed us $12,500 in fees for our 2003 annual audit and review of our quarterly financial statements for that year.

Audit-Related Fees

           We did not pay any fees to HJ & Associates, LLC or James E. Scheifley, P.C. for assurance and related services that are not reported under Audit Fees above in 2004 or 2003.

Tax Fees

           We did not pay any fees to HJ & Associates, LLC or James E. Scheifley, P.C. for tax compliance, tax advice or tax planning in 2004. We paid James E. Scheifley, P.C. $1,500 for tax services in 2003.

All Other Fees

           In 2004, James E. Scheifley, P.C. billed us $1,000 for work in connection with registration statements on Form S-8, and $0 for all other fees. We did not pay any fees to HJ & Associates, LLC for any registration statement work, tax services, or any other fees in 2004. In 2003, James E. Scheifley, P.C. billed us $1,000 for work in connection with registration statements on Form S-8, and $ 0 for all other fees.

Pre-Approval Policies and Procedures

           We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by HJ & Associates, LLC and the estimated fees related to these services.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ADVANCED HEALTHCARE TECHNOLOGIES, INC.


                                         By: /s/ Richard Mangiarelli
                                             ----------------------------------
                                                 Richard Mangiarelli, President

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                             Title                          Date
----------                             -----                          ----

/s/ Richard Mangiarelli     President and Chairman of the Board    July 20, 2004
-----------------------     Chief Executive Officer
Richard Mangiarelli