Form 10QSB
period 2004-06-30
ADVANCED HEALTHCARE TECHNOLOGIES INC
filed 2004-08-20
CIK 1128949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2004
                                     -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to


                         Commission File No.: 333-51058

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


            NEVADA                                           84-1565820
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)


                             2820 LA MIRADA, SUITE H
                                 VISTA, CA 92081
                    (Address of principal executive offices)

                    Issuer's telephone number: (760) 599-0775

                             -----------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2004, 240,000,200 shares of Advanced Healthcare's common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes        No      X
                                                       -----      -------

================================================================================

PART 1:              FINANCIAL INFORMATION


ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet


                                     ASSETS

                                                                   June 30,
                                                                    2004
                                                                -----------

ASSETS                                                          $        --
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES                                             $        --
                                                                -----------

STOCKHOLDERS' DEFICIT
   Common stock: 500,000,000 shares authorized of $0.001
    par value, 240,000,000 shares issued and outstanding            240,000
   Additional paid-in capital                                     6,609,060
   Deficit accumulated during the development stage              (6,849,060)
                                                                -----------

      Total Stockholders' Deficit                                        --
                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $        --
                                                                ===========

   The accompanying notes are an integral part of these financial statements.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)


                                                                  From inception
                                         For the three            on March 28,
                                         months ended             2000 through
                                         June 30, 2004            June 30, 2004
                                         -------------            -------------

REVENUES                                 $          --            $          --

OPERATING EXPENSES                                  --                       --
                                         -------------            -------------

LOSS BEFORE
   DISCONTINUED OPERATIONS                          --                       --
                                         -------------            -------------

LOSS FROM DISCONTINUED
   OPERATIONS (NOTE 3)                        (116,946)              (6,849,060)
                                         -------------            -------------

NET LOSS                                 $    (116,946)           $  (6,849,060)
                                         -------------            =============

BASIC LOSS PER SHARE                                              $       (0.00)
                                         =============            =============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                                            240,000,000
                                         =============            =============


Note: The Company has not presented the 2003 comparable amounts as NutraTek, LLC was incorporated on March 3, 2003 and the operations for the one-month ended March 31, 2003 are immaterial (see Note 2).

   The accompanying notes are an integral part of these financial statements.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                     From
                                                                                  Inception on
                                                                                 March 28, 2000
                                                               For the three        through
                                                                months ended       June 30,
                                                               June 30, 2004         2004
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $  (116,946)     $(6,849,060)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Depreciation and amortization                              509              821
             Equity issuances for stock                                  --        6,786,535
     Changes in discontinued assets and liabilities:                106,679         (265,440)
                                                                -----------      -----------

                  Net Cash Used by Operating Activities              (9,758)        (327,144)
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                            --          (11,858)
                                                                -----------      -----------

                  Net Cash Used by Investing Activities                  --          (11,858)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock sold or subscribed for cash                            --          268,150
     Repayment of related party loans                                    --          (70,325)
     Advances to affiliated company                                      --          (55,380)
     Repayment of advances to affiliated company                         --           50,000
     Loans from related party                                            --           67,225
     Cash used for partner draw                                     (12,006)         (25,422)
     Cash contributed by former officer                              20,000               --
     Proceeds from issuance of note payable                          15,500           91,018
     Change from cash overdraft                                     (13,736)          13,736
                                                                -----------      -----------

                  Net Cash Provided by Financing Activities           9,758          339,002
                                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH                                          --               --

CASH AT BEGINNING OF PERIOD                                              --               --
                                                                -----------      -----------

CASH AT END OF PERIOD                                           $        --      $        --
                                                                ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)

                                                                     From
                                                                 Inception on
                                                                 March 28, 2000
                                                For the three       through
                                                months ended        June 30,
                                               JUNE 30, 2004          2004
                                               -------------       -----------
CASH PAID FOR
     Interest                                   $     --            $    659
     Income taxes                               $     --            $     --


SCHEDULE OF NON CASH FINANCING ACTIVITIES
     Contributed capital by shareholders        $247,546            $247,546


Note: The Company has not presented the 2003 comparable amounts as NutraTek, LLC was incorporated on March 3, 2003 and the operations for the one month ended March 31, 2003 are immaterial (see Note 2).



   The accompanying notes are an integral part of these financial statements.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                        June 30, 2004 and March 31, 2004


NOTE 1 - FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 audited consolidated financial statements. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CHANGE OF CONTROL

      On June 30, 2004, the Company's president and CEO entered into an agreement to sell his controlling interest in the Company and retain the operations and activities of NutraTek, LLC. In connection with this change in control the Company's president and CEO, vice president and chief scientific officer, as well as the Company's secretary, resigned. Additionally, five individuals resigned as directors of the Company. The individual gaining controlling interest was appointed to fill these vacancies.

      Concurrent with the above-mentioned events, the Company settled $247,546 of accounts payable debt by reallocating a total of 25,000,200 shares of common stock, which had previously been issued to a number of different related entities, in exchange for their forgiveness of the debt as well as payment of $10,000.

      At March 31, 2004, the financial statements had been presented in a reverse merger format with NutraTek, LLC being reported as the accounting entity and Advanced as the legal entity. Accordingly the inception date had been presented as March 2003, which was the inception date of NutraTek. With NutraTek being returned to its former owner at June 30, 2004, Advanced is the only remaining entity. The inception date of Advanced was on March 28, 2000. Advanced is now the remaining accounting and legal entity.

NOTE 3 - DISCONTINUED OPERATIONS

      On June 30, 2004, the Company's CEO entered into an agreement to sell 126,000,000 of the Company's common stock and his controlling interest to an unrelated individual. This resulted in the Company's wholly-owned subsidiary, NutraTek, LLC, being spun off and left Advanced Healthcare Technologies Inc. as the remaining shell company.

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                        June 30, 2004 and March 31, 2004


NOTE 3 - DISCONTINUED OPERATIONS (Continued)

      All assets were associated with the discontinued operations as well as all of the liabilities, except for $247,546 which was associated with Advanced. See Note 2 for a discussion on the settlement of this debt associated with Advanced.

      The operations of Nutratek are for the three months ended March 31, 2004 because NutraTek had a December 31 year-end.


                                                                   For the three
                                                                   months ended
                                                                  March 31, 2004
                                                                  --------------

REVENUES                                                          $      15,349
                                                                  -------------
Cost of goods sold                                                        4,108
                                                                  -------------

Gross profit                                                             11,241
                                                                  -------------

OPERATING EXPENSES
      Payroll                                                            53,930
      Rent                                                                2,271
      Professional fees                                                  49,104
      Depreciation                                                          509
      General and administrative                                         21,362
                                                                  -------------

Total Operating Expenses                                                127,175
                                                                  -------------

LOSS FROM OPERATIONS                                                   (115,935)
                                                                  -------------

OTHER EXPENSE
      Interest Expense                                                   (1,011)
                                                                  -------------

Total Other Expense                                                      (1,011)
                                                                  -------------

NET LOSS                                                          $    (116,946)
                                                                  -------------

BASIC LOSS PER SHARE                                              $       (0.00)
                                                                  =============

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                                          240,000,000
                                                                  =============

                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                        June 30, 2004 and March 31, 2004


NOTE4 - GOING CONCERN

      The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had a change in control and has changed its business plan and it has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management plans to research possible acquisitions of various entities and an officer of the Company has agreed to loan the Company funds as needed to sustain business for a period of twelve months. However, the Company is dependent upon its ability to secure equity and/or debt financing, and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

      These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

ITEM 2 - PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

      Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

      The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

      Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

ITEM 3 - CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to Advanced Healthcare Technologies, Inc. is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a small organization, the effectiveness of our controls heavily depends on the direct involvement of our Chief Executive Officer and Chief Financial Officer.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - CHANGES IN SECURITIES

      (a)   None.

      (b)   None.

      (c) In June 2004, Advanced Healthcare issued 200 shares of common stock in connection with the settlement of outstanding liabilities. The issuance was exempt under Section 4(2) of the Securities Act.

      (d)   None.

      (e)   None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.

Item NO.     DESCRIPTION                                                     METHOD OF FILING
--------     -----------                                                     ----------------
31.1         Certification of Richard Mangiarelli pursuant to Rule           Filed electronically herewith.
             13a-14(a)

32.1         Chief Executive Officer and Chief Financial Officer             Filed electronically herewith.
             Certification pursuant to 18 U.S.C.ss.1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

      (b)   REPORTS ON FORM 8-K

            On June 11, 2004, Advanced Healthcare filed Amendment No. 1 to a current report on Form 8-K filing the financial statements of Nutratek, LLC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Advanced Healthcare Technologies, Inc.

August 20, 2004                           /S/ RICHARD MANGIARELLI
                                          --------------------------------------
                                          Richard Mangiarelli
                                          President and Chief Executive Officer
                                          (Principal Executive Officer,
                                          Principal Financial Officer,
                                          and Principal Accounting Officer)