Form 10QSB
period 2004-09-30
Global Resource CORP
filed 2004-11-15
CIK 1128949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004
                                     ------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File No.: 000-50944


                           GLOBAL RESOURCE CORPORATION
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


                     ADVANCED HEALTHCARE TECHNOLOGIES, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)

                               -------------------

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

As of November 12, 2004, 4,360,034 shares of Global Resource's common stock were outstanding.

Transitional Small Business Disclosure Format: Yes |_|  No |X|

================================================================================

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet

                                                                   September 30,
                                                                      2004
                                                                   -----------
                                                                    (Unaudited)
                     ASSETS

CURRENT ASSETS                                                     $        --
                                                                   -----------

FIXED ASSETS, NET                                                           --
                                                                   -----------

     TOTAL ASSETS - DISCONTINUED OPERATIONS                        $        --
                                                                   ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable                                                $     9,064
   Accounts payable - related party                                     17,080
   Convertible debentures (Note 4)                                      25,000
                                                                   -----------

     Total Current Liabilities                                          51,144
                                                                   -----------

STOCKHOLDERS' DEFICIT

   Preferred Stock: 50,000,000 shares authorized of $0.001
     par value, no shares issued and outstanding                            --
   Common stock: 2,000,000,000 shares authorized, of
     $0.001 par value, 2,400,000 shares issued and outstanding           2,400
   Additional paid-in capital (deficit)                              6,871,660
   Deficit accumulated during the development stage                 (6,925,204)
                                                                   -----------

     Total Stockholders' Deficit                                       (51,144)
                                                                   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $        --
                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)

                                                                                                               From
                                                                                                            inception
                                                For the three                    For the six               on March 28,
                                                months ended                     months ended              2000 through
                                                September 30,                    September 30,             September 30,
                                       -----------------------------    --------------------------------
                                            2004            2003             2004             2003             2004
                                       -------------  --------------    --------------  ----------------  ---------------
        REVENUES                       $          --  $           --    $           --  $           --    $           --


        OPERATING EXPENSES                    76,144       1,674,072            76,144       1,995,000            76,144
                                       -------------  --------------    --------------  --------------    --------------

        LOSS BEFORE
         DISCONTINUED OPERATIONS             (76,144)     (1,674,072)          (76,144)     (1,995,000)          (76,144)
                                       -------------  --------------    --------------  --------------    --------------

        LOSS FROM DISCONTINUED
          OPERATIONS (NOTE 3)                     --              --          (116,946)             --        (6,849,060)
                                       -------------  --------------    --------------- --------------    --------------

        NET LOSS                       $     (76,144) $   (1,674,072)   $     (193,090) $   (1,995,000)      $(6,925,204)
                                       =============  ==============    ==============  ==============    ==============


        BASIC LOSS PER SHARE

          Continuing Operations        $       (0.03) $        (0.04)         $  (0.03) $        (0.07)
          Discontinued Operations                 --              --             (0.05)             --
                                       -------------  --------------    --------------  --------------

              Total Loss per Share     $       (0.03) $        (0.04)         $  (0.08) $        (0.07)
                                       =============  ==============    ==============  ==============

        WEIGHTED AVERAGE NUMBER
          OF SHARES OUTSTANDING            2,400,000      41,467,798         2,400,000      30,056,878
                                       =============  ==============    ==============  ==============

Note: The three and six months ending September 30, 2003 represent operations for Advanced Healthcare Technologies, Inc., prior to the change of control, the reverse merger, or the spin-off of NutraTek, LLC.

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       From
                                                                                     Inception
                                                             For the six                on
                                                             months ended         March 28, 2000
                                                             September 30,           through
                                                     --------------------------   September 30,
                                                         2004           2003           2004
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                         $  (193,090)   $(1,955,000)   $(6,925,204)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
           Depreciation and amortization                     509             --            821
           Equity issuances for stock                         --      1,717,890      6,786,535
           Services provided for shareholder
             advances                                         --        191,652             --
           Noncash interest expense related to
            beneficial conversion feature of debt         25,000             --         25,000
    Changes in assets and liabilities :
           Increase in accounts payable                    9,064         (8,071)         9,064
           Increase in accounts payable -
             related party                                17,080             --         17,080
           Decrease in accrued expenses                       --        (32,477)            --
    Changes in discontinued assets and liabilities       106,679             --       (265,440)
                                                     -----------    -----------    -----------

             Net Cash Used by Operating Activities       (34,758)       (86,006)      (352,144)
                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of fixed assets                                  --             --        (11,858)
                                                     -----------    -----------    -----------

             Net Cash Used by Investing Activities            --             --        (11,858)
                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Common stock sold or subscribed for cash                  --         15,000        268,150
    Repayment of related party loans                          --             --        (70,325)
    Advances to affiliated company                            --             --        (55,380)
    Repayment of advances to affiliated company               --         28,000         50,000
    Loans from related party                                  --          5,400         67,225
    Cash used for partner draw                           (12,006)            --        (25,422)
    Cash contributed by former officer                    20,000             --             --
    Proceeds from issuance of note payable                15,500         25,000         91,018
    Proceeds from convertible debenture                   25,000             --         25,000
    Change from cash overdraft                           (13,736)            --         13,736
                                                     -----------    -----------    -----------

             Net Cash Provided by Financing
                 Activities                               34,758         73,400        364,002
                                                     -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                       From
                                                                     Inception
                                                                        on
                                                 For the three       March 28,
                                                 months ended          2000
                                                 September 30,        through
                                           ----------------------- September 30,
                                              2004         2003         2004
                                           ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH                    --      (12,606)          --

CASH AT BEGINNING OF PERIOD                        --       12,684           --
                                           ----------   ----------   ----------

CASH AT END OF PERIOD                      $       --   $       78   $       --
                                           ==========   ==========   ==========

CASH PAID FOR

    Interest                               $       --   $       --   $      659
    Income taxes                           $       --   $       --   $       --

SCHEDULE OF NON CASH FINANCING ACTIVITIES

    Contributed capital by shareholders    $  247,546   $       --   $  247,546


Note: The three and six months ending September 30, 2003 represent operations for Advanced Healthcare Technologies, Inc., prior to the change of control, the reverse merger, or the spin-off of NutraTeck, LLC.

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                      September 30, 2004 and March 31, 2004

NOTE 1 -    FINANCIAL STATEMENTS

            The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 audited consolidated financial statements. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

            Concurrent with the above mentioned events the Company settled $247,546 of accounts payable debt by reallocating a total of 250,002 shares of common stock, which had previously been issued to a number of different related entities in exchange for their forgiveness of the debt as well as payment of $10,000.

            At March 31, 2004, the financial statements had been presented in a reverse merger format with NutraTek, LLC being reported as the accounting entity and Advanced as the legal entity. Accordingly the inception date had been presented as March 2003 which was the inception date of NutraTek. With NutraTek being returned to its former owner at June 30, 2004, Advanced is the only remaining entity. The inception date of Advanced was on March 28, 2000. Advanced is now the remaining accounting and legal entity.

NOTE 3 -    DISCONTINUED OPERATIONS

            On June 30, 2004, the Company's CEO entered into an agreement to sell 1,260,000 of the Company's common stock and his controlling interest to an unrelated individual. This resulted in the Company's wholly owned subsidiary, NutraTek, LLC, being spun off and left Advanced Healthcare Technologies, Inc. as the remaining shell company.

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                      September 30, 2004 and March 31, 2004

NOTE 3 -    DISCONTINUED OPERATIONS (Continued)

            All assets were associated with the discontinued operations as well as all of the liabilities except for $247,546 which was associated with Advanced. See Note 2 for a discussion on the settlement of this debt associated with Advanced.

            The operations of Nutratek are for the three months ended March 31, 2004 because NutraTek had a December 31 year end.

                                                 For the three months
                                                        ended,
                                                    March 31, 2004
                                                 --------------------
            REVENUES                             $             15,349
            Cost of goods sold                                  4,108
                                                 --------------------

            Gross profit                                       11,241
                                                 --------------------

            OPERATING EXPENSES
                 Payroll                                       53,930
                 Rent                                           2,271
                 Professional fees                             49,104
                 Depreciation                                     509
                 General and administrative                    21,362
                                                 --------------------

            Total Operating Expenses                          127,175
                                                 --------------------

            LOSS FROM OPERATIONS                             (115,935)
                                                 --------------------

            OTHER EXPENSE

                 Interest Expense                              (1,011)
                                                 --------------------

            Total Other Expense                                (1,011)
                                                 --------------------

            NET LOSS                             $           (116,946)
                                                 --------------------

            BASIC LOSS PER SHARE                 $              (0.05)
                                                 ====================

            WEIGHTED AVERAGE NUMBER
              OF SHARES OUTSTANDING                         2,400,000
                                                 ====================

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                      September 30, 2004 and March 31, 2004

NOTE 4 -    BENFICIAL COVERSION FEATURES OF DEBT

            Global Resource Corporation recognized a beneficial conversion feature for a convertible debenture issued in the third quarter as discount on the convertible debentures and as additional paid-in capital. This discount of $25,000 has been amortized as non-cash interest expense during the quarter.

NOTE 5 -    GOING CONCERN

            The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had a change in control and has changed its business plan and it has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management plans to research possible acquisitions of various entities and an officer of the Company has agreed to loan the Company funds as needed to sustain business for a period of twelve months. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

            These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 6 -    SIGNIFICANT EVENTS

            During the second quarter the Company amended their Articles of Incorporation to increase their shares of common stock authorized from 500,000,000 to 2,000,000,000 and to increase their shares of preferred stock authorized from 5,000,000 to 50,000,000. In addition, during the second quarter, the Company had a 1 for 100 reverse stock split, which changed their number of issued and outstanding shares of common stock from 240,000,000 to 2,400,000. All references to common stock have been retroactively restated.

            During the second quarter the Company changed the name of the Company from Advanced Healthcare Technologies, Inc. to Global Resource Corporation. Additionally, the Company notified the Securities and Exchange Commission of their desire to be regulated as a Business Development Company, pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (the "Act") to be subject to the provisions of sections 55 through 65 of the Act.

NOTE 7 - SUBSEQENT EVENTS

            Subsequent to September 30, 2004, the Company has sold approximately 1,960,000 shares of its common stock pursuant to a stock offering of up to 1,000,000,000 shares at an offering price per share between $0.005 and $.05. This includes 175,000 shares related to the conversion of a portion of the convertible debenture described in
            Note 4 above.

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

CHANGE OF CONTROL

      On June 30, 2004, Richard Mangiarelli purchased 126,000,000 shares of Global Resource common stock from its former President, Chief Executive Officer, Director, and majority stockholder, Johnny Sanchez. As a result, Mr. Mangiarelli now holds approximately 52.5% of the issued and outstanding common stock of Global Resource.

      In connection with this change in control, Mr. Sanchez resigned as Global Resource's President and Chief Executive Officer, Joel Rockwood resigned as its Vice President and Chief Scientific Officer, and Michael MacArthur resigned as its Secretary. The board of directors appointed Mr. Mangiarelli as the new President, Chief Financial Officer, and Secretary. In addition, Mr. Sanchez, Mr. Rockwood, Virginia Sanchez, Carmen Sanchez, and Joe V. Overcash resigned as directors of Global Resource. The outgoing directors appointed Richard Mangiarelli to fill the vacancies on the board.

      On June 30, 2004, Global Resource entered into a Release and Indemnity Agreement with Johnny Sanchez, its former President, Chief Executive Officer, Director, and majority stockholder, pursuant to which Global Resource sold the all of its membership interest in NutraTek to Mr. Sanchez in exchange for Mr. Sanchez's agreement to do the following: (a) release Global Resource from any and all claims that Mr. Sanchez may have had against Global Resource; (b) indemnify Global Resource for any and all claims against or liabilities of Global Resource that existed before June 30, 2004, and (c) to cooperate with and assist Global Resource in connection with its reporting obligations or filing requirements under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, and to deliver such other instruments and take such other actions as may be reasonably requested by Global Resource in order to carry out the intent of the agreement.

      As a result of the spin-off of Nutratak, Global Resource currently has no operations. Before the change of control described above, Global Resource's principal business and operations were those of NutraTek. NutraTek researched, developed, and thereafter contracted with third parties to manufacture its own line of nutritional dietary supplements, functional food products and natural sweeteners.

      Global Resource's new management has decided to terminate the nutritional products business and become a business development company. As a business development company, Global Resource shall focus on making investments in securities, and making available significant managerial assistance with respect to the issuers of such securities, of companies that meet the following criteria:

      A. is organized under the laws of, and has its principal place of business in, one of the states of the United States;

      B. is not an investment company, as defined in the Investment Company Act of 1940; and

      C. satisfies one of the following:

            1. it does not have any class of securities with respect to which a member of a national securities exchange, broker, or dealer may extend or maintain credit to or for a customer pursuant to rules or regulations adopted by the Board of Governors of the Federal Reserve System under section 7 of the Securities Exchange Act of 1934;

            2. it is controlled by a business development company, either alone or as part of a group acting together, and such business development company in fact exercises a controlling influence over the management or policies of such eligible portfolio company and, as a result of such control, has an affiliated person who is a director of such eligible portfolio company;

            3. it has total assets of not more than $ 4,000,000, and capital and surplus (shareholders' equity less retained earnings) of not less than $ 2,000,000, except otherwise allowed by the Securities and Exchange Commission; or

            4. it meets such other criteria as management may establish consistent with the rules and regulations of the Securities and Exchange Commission.

      Global Resource is currently evaluating prospective eligible portfolio companies for investment, and it intends to continue to do so over the next twelve months. In that time period, Global Resource intends to hire from six to up to fifty employees, depending on the nature of the portfolio companies in which it invests. Global Resource has established a stock option plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to Global Resource's long-term growth and performance with equity-based compensation incentives.

      Global Resource intends to retain any future earnings to finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES

      Global Resource currently has limited working capital with which to satisfy its cash requirements, and it will require additional capital in order to conduct operations. Global Resource anticipates that it will need at least $250,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities it elects to pursue. In order to obtain the necessary working capital, Global Resource has commenced an offering of its common stock pursuant to Regulation E of the Securities Act of 1933, as amended. This offering is ongoing, and it may not provide Global Resources with the capital necessary to fund its operations. In the event that Global Resource is unable to obtain necessary capital from such offering, management may provide additional financing for Global Resource.

OFF BALANCE SHEET ARRANGEMENTS

      Global   Resource   does  not  have  any   off-balance   sheet   financing
arrangements.

ITEM 3 - CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to Global Resource Corporation is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a)

            1. On September 15, 2004, Global Resource borrowed $25,000 from Javelin Holdings, Inc. and, in connection therewith, delivered a convertible debenture to Javelin Holdings in the principal amount of $25,000. The note is due on February 1, 2005 and bears interest at a rate of eight percent (8%). The note is convertible into shares of Global Resource's common stock at a floating conversion price of fifty percent (50%) of the closing bid price per share on the day of conversion, or at the lowest price allowable as set by Global Resource in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. Global Resource is obligated to register the resale of the shares of common stock issuable upon conversion of the debenture under the Securities Act of 1933, as amended, or to otherwise provide an acceptable exemption to registration under Regulation E of the Securities Act of 1933, as amended. The issuance was exempt under Section 4(2) of the Securities Act.

            2. On September 27, 2004, Global Resource commenced an offering of up to 1,000,000,000 shares its common stock at an offering price per share between $0.005 and $0.05. To date, Global Resource has sold approximately 1,960,000 shares pursuant to the offering, including approximately 175,000 upon conversion of a portion of the debenture described above. The issuance was exempt pursuant to Section 3(b) of the Securities Act and Regulation E thereunder.

      (b) None.

      (c) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      (a) None.

      (b) None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On August 30, 2004, stockholders holding 126,000,000 shares of pre-split common stock, which was, at the time, a majority of the voting power of Global Resource, took action by written consent for the purpose taking the following action:

      1. Approving an amendment to Global Resource's articles of incorporation, which became effective on September 10, 2004, to do the following:

                  (a) increase the number of shares of common stock that Global Resource is authorized to issue from 500,000,000 to 2,000,000,000;

                  (b) increase the number of shares of undesignated preferred stock that Global Resource is authorized to issue from 5,000,000 to 50,000,000;

                  (c) authorize  the board of directors,  without the consent of the stockholders of Global Resource, to adopt any recapitalization affecting the outstanding shares of capital stock of Global Resource by effecting a forward or reverse split of all of the outstanding shares of any class of capital stock of Global Resource, with appropriate adjustments to Global Resource's capital accounts, provided that the recapitalization does not require any amendment to the Articles of Incorporation of Global Resource; and

                  (d) change  the name of the  corporation  to "Global  Resource
            Corporation."

      2. Adopting amended and restated bylaws of Global Resource;

      3. Approving and adopting the Global Resource 2004 Stock Option Plan, which provides for the grant, at the discretion of the board of directors, of options to purchase up to 25,000,000 shares of capital stock of Global Resource, all upon the terms and subject to the provisions of the plan; and

      4. Approving Global Resource's offer and sale through a public offering of shares of Global Resource's capital stock pursuant to the stock option plan and the filing of a registration statement on Form S-8 under the Securities Act of 1933, as amended with respect to the same.

      On September 16, 2004, stockholders holding 1,260,000 shares of common stock, which was, at the time, a majority of the voting power of Global Resource, took action by written consent for the purpose of approving an amendment to Global Resource's articles of incorporation to change the par value of its common stock and preferred stock from $0.001 to $0.000001. The amendment to the articles of incorporation effectuating this change has not yet been filed with the Nevada Secretary of State.

ITEM 5 - OTHER INFORMATION

      (a) None.

      (b) None.

ITEM 6 - EXHIBITS

Item No.   Description                                            Method of Filing
--------   -----------                                            ----------------
31.1       Certification of Richard Mangiarelli pursuant to       Filed electronically herewith.
           Rule 13a-14(a)
32.1       Chief Executive Officer and Chief Financial Officer    Filed electronically herewith.
           Certification pursuant to 18 U.S.C. ss. 1350 adopted
           pursuant to Section 906 of the Sarbanes Oxley Act of
           2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBAL RESOURCE CORPORATION


November 12, 2004                       /s/ Richard Mangiarelli
                                        ----------------------------------------
                                        Richard Mangiarelli
                                        President and Chief Executive Officer
                                        (Principal Executive Officer, Principal
                                        Financial Officer, and
                                        Principal Accounting Officer)