Form 10QSB
period 2004-12-31
Global Resource CORP
filed 2005-03-01
CIK 1128949

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2004
                                        -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________to_______________


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

                          9444 Waples Street, Suite 290
                               San Diego, CA 92121
                    (Address of principal executive offices)

                    Issuer's telephone number: (858) 646-7410


   (Former name, former address and former fiscal year, if changed since last report)

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 22, 2005, 7,215,034 shares of Global Resource's common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes |_|   No |X|

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                             December 31,    March 31,
                                                               2004            2004
                                                             -----------    -----------
                                                             (Unaudited)
CURRENT ASSETS

   Cash                                                      $    95,485             --
   Accounts receivable                                                --          2,887
   Inventory                                                          --          5,184
                                                             -----------    -----------

     Total Current Assets                                         95,485          8,071
                                                             -----------    -----------

   FIXED ASSETS, NET                                                  --         11,037
                                                             -----------    -----------

     TOTAL ASSETS                                            $    95,485    $    19,108
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

   Cash overdraft                                            $        --    $    13,736
   Accounts payable                                               10,406         19,331
   Accounts payable - related party                               25,399             --
   Accounts payable - advanced                                        --        247,546
Accrued expenses - related                                         6,000         64,089
   Notes payable                                                      --         53,518
Wages payable                                                     96,000             --
   Accrued interest                                                1,670             --
   Convertible debentures (Note 4)                               107,025             --
                                                             -----------    -----------

     Total Current Liabilities                                   246,500        398,220
                                                             -----------    -----------

STOCKHOLDERS' DEFICIT

   Preferred Stock: 50,000,000 shares authorized of $0.001
     par value, no shares issued and outstanding                      --             --
   Common stock: 2,000,000,000 shares authorized, of
     $0.001 par value, 7,215,000 and 2,400,000 shares
     issued and outstanding, respectively                          7,215          2,400
   Additional paid-in capital (deficit)                        7,022,020       (275,368)
   Accumulated deficit                                        (7,180,250)      (106,144)
                                                             -----------    -----------

     Total Stockholders' Deficit                                (151,015)      (379,112)
                                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                                      $    95,485    $    19,108
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                            Statements of Operations
                                   (Unaudited)

                                     For the three months ended    For the nine months ended
                                            December 31,                  December 31,
                                     --------------------------    --------------------------
                                        2004           2003           2004           2003
                                     -----------    -----------    -----------    -----------
REVENUES                             $        --    $        --    $        --    $        --

COST OF GOODS SOLD                            --             --             --             --
                                     -----------    -----------    -----------    -----------

GROSS PROFIT                                  --             --             --             --
                                     -----------    -----------    -----------    -----------

OPERATING EXPENSES

  Payroll                                 96,000             --         96,000             --
  Professional fees                       43,055             --         94,199             --
  Rent                                     6,000             --          6,000             --
  General and administrative               8,321             --          8,321             --
                                     -----------    -----------    -----------    -----------

      Total Operating Expenses           153,376             --        204,520             --
                                     -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                    (153,376)            --       (204,520)            --
                                     -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

  Interest                              (101,670)            --       (126,670)            --
                                     -----------    -----------    -----------    -----------
      Total Other Income (Expense)      (101,670)            --       (126,670)            --
                                     -----------    -----------    -----------    -----------

LOSS BEFORE
 DISCONTINUED OPERATIONS                (255,046)            --       (331,190)            --
                                     -----------    -----------    -----------    -----------
LOSS FROM DISCONTINUED
  OPERATIONS (NOTE 3)                         --        (73,270)      (116,946)       (99,284)
                                     -----------    -----------    -----------    -----------
NET LOSS                             $  (255,046)   $   (73,270)   $  (448,136)   $   (99,284)
                                     ===========    ===========    ===========    ===========
BASIC LOSS PER SHARE

  Continuing Operations              $     (0.05)   $        --    $     (0.10)   $        --
  Discontinued Operations                     --          (0.07)         (0.04)         (0.13)
                                     -----------    -----------    -----------    -----------

      Total Loss per Share           $     (0.05)   $     (0.07)   $     (0.14)   $     (0.13)
                                     ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                5,013,043      1,010,000      3,274,182        757,500
                                     ===========    ===========    ===========    ===========

Note: The three and nine months ending December 31, 2003 represent operations for Advanced Healthcare Technologies, Inc., prior to the change of control, the reverse merger, or the spin-off of NutraTek, LLC.


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                  For the nine
                                                                   months ended
                                                                   December 31,
                                                         ----------------------------
                                                             2004            2003
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                             $   (448,136)   $    (99,284)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
           Depreciation and amortization                          509             500
    Equity issuances for stock                                     --              --
    Debenture issued for services                              25,000              --
    Noncash interest expense related to
               beneficial conversion feature of debt          125,000              --
    Changes in assets and liabilities :
           (Increase) in accounts receivable                       --         (11,686)
    (Increase) in inventory                                        --          (2,782)
    Increase in accounts payable and
             accounts payable - related party                  35,805          18,523
    Increase in accrued expenses                              103,670          49,077
    Changes in discontinued assets and liabilities            106,679              --
                                                         ------------    ------------

             Net Cash Used by Operating Activities            (51,473)        (86,006)
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of fixed assets                                       --         (10,908)
                                                         ------------    ------------

             Net Cash Used by Investing Activities                 --         (10,908)
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Common stock sold or subscribed for cash                   12,200              --
Loans from related party                                           --          28,500
Cash used for partner draw                                    (12,006)         (3,373)
Cash contributed by former officer                             20,000              --
Proceeds from issuance of note payable                         15,500              --
Proceeds from convertible debenture                           125,000              --
Equity infusion                                                    --          24,518
Change from cash overdraft                                    (13,736)          6,915
                                                         ------------    ------------

             Net Cash Provided by Financing Activities   $    146,958    $     56,560
                                                         ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                           For the nine
                                                           months ended
                                                           December 31,
                                                      -----------------------
                                                        2004           2003
                                                      ----------   ----------


NET INCREASE (DECREASE) IN CASH                           95,485           --

CASH AT BEGINNING OF PERIOD                                   --           --
                                                      ----------   ----------

CASH AT END OF PERIOD                                 $   95,485   $       --
                                                      ==========   ==========

CASH PAID FOR

    Interest                                          $       --   $       --
    Income taxes                                      $       --   $       --

SCHEDULE OF NON CASH FINANCING ACTIVITIES

    Contributed capital by shareholders               $  247,546   $       --


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                        Notes to the Financial Statements
                      December 31, 2004 and March 31, 2004


     NOTE 1 -     FINANCIAL STATEMENTS

                  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and for all periods presented have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 audited consolidated financial statements. The results of operations for the period ended December 31, 2004 are not necessarily indicative of the operating results for the full year.

     NOTE 2 -     GOING CONCERN

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

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                        Notes to the Financial Statements
                      December 31, 2004 and March 31, 2004


     NOTE 3 -     DISCONTINUED OPERATIONS (Continued)

                  The net loss from discontinued operations for the three and nine months ended December 31, 2003 are the operations of Nutratek for that time period.

                                                   For the three   For the nine
                                                   months ended,   months ended,
                                                     December        December
                                                     31, 2003       31, 2003
                                                    -----------    -----------

REVENUES                                            $    47,133    $   192,670
COST OF GOODS SOLD                                       20,015       (105,191)
                                                    -----------    -----------

GROSS PROFIT                                             27,118         87,479
                                                    -----------    -----------

OPERATING EXPENSES
     Payroll                                             57,181         72,963
     Rent                                                 9,729         10,629
     Professional fees                                    7,100         13,621
     General and administrative                          26,378         89,550
                                                    -----------    -----------

Total Operating Expenses                                100,388        186,763
                                                    -----------    -----------

LOSS FROM OPERATIONS                                    (73,270)       (99,284)
                                                    -----------    -----------

OTHER EXPENSE                                                --             --
                                                    -----------    -----------

NET LOSS                                            $   (73,270)   $   (99,284)
                                                    -----------    -----------

BASIC LOSS PER SHARE                                $     (0.07)   $     (0.13)
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                            1,010,000        757,500
                                                    ===========    ===========

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                        Notes to the Financial Statements
                      December 31, 2004 and March 31, 2004


     NOTE 3 -     DISCONTINUED OPERATIONS (Continued)

                  The net loss from discontinued operations for the nine months ended December 31, 2004 are the operations of Nutratek for the three months ended March 31, 2004 because Nutratek had a December 31 year end.

                                                                 For the three
                                                                 months ended,
                                                                 March 31, 2004
                                                                 -------------
REVENUES                                                         $      15,349
COST OF GOODS SOLD                                                       4,108
                                                                 -------------

GROSS PROFIT                                                            11,241
                                                                 -------------

OPERATING EXPENSES
     Payroll                                                            53,930
     Rent                                                                2,271
     Professional fees                                                  49,104
     Depreciation                                                          509
     General and administrative                                         21,362
                                                                 -------------

Total Operating Expenses                                               127,175
                                                                 -------------

LOSS FROM OPERATIONS                                                  (115,935)
                                                                 -------------

OTHER EXPENSE

     Interest Expense                                                   (1,011)
                                                                 -------------

Total Other Expense                                                     (1,011)
                                                                 -------------

NET LOSS                                                         $    (116,946)
                                                                 -------------

BASIC LOSS PER SHARE                                             $          --
                                                                 =============

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                                           1,371,942
                                                                 =============

                           GLOBAL RESOURCE CORPORATION
                 FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.
                        Notes to the Financial Statements
                      December 31, 2004 and March 31, 2004


     NOTE 4 -     BENFICIAL COVERSION FEATURES OF DEBT

                  The Company recognized a beneficial conversion feature for a $25,000 convertible debenture, due February 1, 2005, with an 8% interest rate per year, that was issued in the second quarter. The Company also recognized two additional beneficial conversion features for two $50,000 convertible debentures, both due April 1, 2005, both with an 8% interest rate per year, which were issued in the third quarter. All of the convertible debentures were convertible into shares of common stock at a price per share equal to a 50% discount to the lowest closing bid on the day of conversion, or at the lowest price allowable as set by The Company in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. A total discount of $125,000 for all three debentures has been amortized as non-cash interest expense as of December 31, 2004


     NOTE 5 -     SIGNIFICANT EVENTS


                  During the second quarter the Company amended their Articles of Incorporation to increase their shares of common stock authorized from 500,000,000 to 2,000,000,000 and to increase their shares of preferred stock authorized from 5,000,000 to 50,000,000. In addition, during the second quarter, the Company had a 1 for 100 reverse stock split. All references to common stock have been retroactively restated.


                  During the second quarter the Company changed the name of the Company from Advanced Healthcare Technologies, Inc. to Global Resources Corporation. Additionally, the Company notified the Securities and Exchange Commission of their desire to be regulated as a Business Development Company, pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (the "Act") to be subject to the provisions of sections 55 through 65 of the Act.


     NOTE 6 -     SUBSEQUENT EVENTS

                  Subsequent to December 31, 2004, the Company issued two convertible debentures, one for $25,000 and one for $30,000, both due June 2005, both with an 8% interest rate per year. The convertible debentures are convertible into shares of common stock at a price per share equal to a 50% discount to the lowest closing bid on the day of conversion, or at the lowest price allowable as set by the Company in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission.

                  Subsequent to December 31, 2004, the Company obtained a 50% controlling interest in a Nevada limited liability company called Well Renewal, LLC ("Well Renewal"). The interest was obtained with a capital contribution of $150,000. The business plan of Well Renewal is to obtain revenues via the management and operation of thirty oil wells located in Oklahoma.

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

Business Development Company Election

         Global Resource's new management has decided to terminate the nutritional products business and become a business development company. On September 17, 2004, Global Resource filed a notice with the Securities and Exchange Commission electing to be regulated as a business development company under the Investment Company Act of 1940, as amended. As a business development company, Global Resource shall focus on making investments in securities, and making available significant managerial assistance with respect to the issuers of such securities, of companies that meet the following criteria:

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

                  3. it has total assets of not more than $4,000,000, and capital and surplus (shareholders' equity less retained earnings) of not less than $2,000,000, except otherwise allowed by the Securities and Exchange Commission; or

                  4. it meets such other criteria as management may establish consistent with the rules and regulations of the Securities and Exchange Commission.

         Effective January 11, 2005, Global Resource entered into an operating agreement with Well Renewal, Inc., an Oklahoma corporation, for the operation and management of Well Renewal, LLC, a newly formed Nevada limited liability company. Well Renewal, LLC was formed to obtain revenues via the management and operation of thirty oil wells located in various locations in Oklahoma by utilizing a nitrogen and carbon dioxide gas injection unit to "pump up" and re-pressure the wells to increase oil output. Global Resource's capital contribution to Well Renewal, LLC was $150,000 for a fifty percent membership interest. Well Renewal, Inc.'s capital contribution to Well Renewal, LLC was comprised of (i) the assignment and sale of a NCO2 Injection Machine, and (ii) the assignment and sale of various leases held by Well Renewal, Inc., for a fifty percent membership interest.

         Global Resource is currently evaluating other prospective eligible portfolio companies for investment, and it intends to continue to do so over the next twelve months. In that time period, Global Resource intends to hire from six to up to fifty employees, depending on the nature of the portfolio companies in which it invests. Global Resource has established a stock option plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to Global Resource's long-term growth and performance with equity-based compensation incentives.

         Global Resource intends to retain any future earnings to finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

Liquidity and Capital Resources

         Global Resource currently has limited working capital with which to satisfy its cash requirements, and it will require additional capital in order to conduct operations. Global Resource anticipates that we will at least $250,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities it elects to pursue.

         In order to obtain working capital, from October, 2004 to January, 2005, Global Resource issued convertible debentures in the aggregate principal amount of $155,000 in a private placement. The notes are due approximately five
(5) months after issuance and bear interest at a rate of eight percent (8%). The notes are convertible into shares of Global Resource's common stock, at the option of either Global Resource or the holder of the note, at a floating conversion price of fifty percent (50%) of the closing bid price per share on the day of conversion, or at the lowest price allowable as set by Global Resource in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. Global Resource is obligated to register the resale of the shares of common stock issuable upon conversion of the debenture under the Securities Act of 1933, as amended, or to otherwise provide an acceptable exemption to registration under Regulation E of the Securities Act of 1933, as amended.

         In addition, in September 2004, Global Resource commenced an offering of its common stock pursuant to Regulation E of the Securities Act of 1933, as amended. Pursuant to this offering, holders of the debentures referenced above have converted, in the aggregate, approximately $31,000 of principal and interest due under the debentures into an aggregate of 4,815,000 shares of our common stock.

         In January, 2005, we amended this offering to reduce the range of the price per share of the offering. The Division of Investment Management of the Securities and Exchange Commission has delivered comments to Global Resource regarding this amended offering, and Global Resource is currently working with the Division of Investment Management to address these comments. This offering may not provide Global Resources with the capital necessary to fund its operations. In the event that Global Resource is unable to obtain necessary capital from this offering, management may provide additional financing for Global Resource.

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
                  1. On September 15, 2004, Global Resource issued a convertible debenture to Javelin Holdings in the principal amount of $25,000 for services rendered. The note is due on February 1, 2005 and bears interest at a rate of eight percent (8%). The note is convertible into shares of Global Resource's common stock at a floating conversion price of fifty percent (50%) of the closing bid price per share on the day of conversion, or at the lowest price allowable as set by Global Resource in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. Global Resource is obligated to register the resale of the shares of common stock issuable upon conversion of the debenture under the Securities Act of 1933, as amended, or to otherwise provide an acceptable exemption to registration under Regulation E of the Securities Act of 1933, as amended. The issuance was exempt under Section 4(2) of the Securities Act.

                  2. From October, 2004 to January, 2005, Global Resource issued convertible debentures in the aggregate principal amount of $155,000 in a private placement. The notes are due approximately five (5) months after issuance and bear interest at a rate of eight percent (8%). The notes are convertible into shares of Global Resource's common stock, at the option of either Global Resource or the holder of the note, at a floating conversion price of fifty percent (50%) of the closing bid price per share on the day of conversion, or at the lowest price allowable as set by Global Resource in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. Global Resource is obligated to register the resale of the shares of common stock issuable upon conversion of the debenture under the Securities Act of 1933, as amended, or to otherwise provide an acceptable exemption to registration under Regulation E of the Securities Act of 1933, as amended. The issuances were exempt under Section 4(2) of the Securities Act.

                  3. On September 27, 2004, Global Resource commenced an offering of up to 1,000,000,000 shares its common stock at an offering price per share between $0.005 and $0.05. To date, Global Resource has sold approximately 4,815,000 shares pursuant to the offering upon conversion of a portion of the debentures described above. The issuance was exempt pursuant to Section 3(b) of the Securities Act and Regulation E thereunder.

(b) None.

(c) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a) None.

(b) None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         (a) None.

         (b) None.

ITEM 6 - EXHIBITS

Item
No.        Description                                            Method of Filing
---        -----------                                            ----------------
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


                              GLOBAL RESOURCE CORPORATION


March 1, 2005                 /s/ Richard Mangiarelli
                              -------------------------------------------------
                              Richard Mangiarelli
                              Chief Executive Officer
                              (Principal Executive Officer, Principal Financial
                              Officer, and Principal Accounting Officer)