Form 10KSB
period 2005-03-31
Global Resource CORP
filed 2005-07-18
CIK 1128949

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission File Number 000-50944

                           GLOBAL RESOURCE CORPORATION
                 (f/k/a Advanced Healthcare Technologies, Inc.)

           (Name of small business issuer as specified in its charter)

            Nevada                                               84-1565820
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                          9444 Waples Street, Suite 290
                               San Diego, CA 92121
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (858) 646-7410 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                                                     -------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes |X| No |_|

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the most recent fiscal year were $0.00.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $119,000 as of July 13, 2005. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 1,260,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of July 13, 2005, 7,215,000 shares of our common stock were issued and outstanding.

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

GENERAL

      We are a newly commenced business development company. As a business development company, we focus on making investments in securities, and making available significant managerial assistance with respect to the issuers of such securities, of companies that meet the certain criteria. We currently intend to focus our investments in the energy sector. We are regulated as a business development company under the Investment Company Act of 1940. To date, we have made one investment in a portfolio company, Well Renewal, LLC, which manages and operates oil wells in Oklahoma. We intend to invest in additional portfolio companies if or when we receive sufficient additional capital.

Business Development

      Global Resource Corporation (f/k/a Advanced Healthcare Technologies, Inc.) was formed as a Colorado corporation on March 28, 2000. It was incorporated under the name Email Mortgage Com, Incorporated. In 2002, Email Mortgage Com changed its state of domicile from Colorado to Nevada and changed its name to Advanced Healthcare Technologies, Inc. In September 2004, the company then changed its name from Advanced Healthcare Technologies to Global Resource Corporation. Global Resource Corporation has engaged in the development of products, technologies and/or companies involved in the energy sector. The names "Global Resource Corporation," "we," "our," and "us" used in this annual report refer to Global Resource Corporation.

      On June 30, 2004, Richard Mangiarelli purchased 1,260,000 shares of Global Resource common stock from our former President, Chief Executive Officer, Director, and majority stockholder, Johnny Sanchez. As a result, Mr. Mangiarelli then held approximately 52.5% of the issued and outstanding common stock of Global Resource.

      In connection with this change in control, Mr. Sanchez resigned as our President and Chief Executive Officer, Joel Rockwood resigned as our Vice President and Chief Scientific Officer, and Michael MacArthur resigned as our Secretary. The board of directors appointed Mr. Mangiarelli as the new President, Chief Financial Officer, and Secretary. In addition, Mr. Sanchez, Mr. Rockwood, Virginia Sanchez, Carmen Sanchez, and Joe V. Overcash resigned as directors of Global Resource. The outgoing directors appointed Richard Mangiarelli to fill the vacancies on the board.

      On June 30, 2004, we entered into a Release and Indemnity Agreement with Johnny Sanchez, our former President, Chief Executive Officer, Director, and majority stockholder, pursuant to which we sold the all of our membership interest in NutraTek to Mr. Sanchez in exchange for Mr. Sanchez's agreement to do the following: (a) release Global Resource from any and all claims that Mr. Sanchez may have had against us; (b) indemnify us for any and all claims against or liabilities of ours that existed before June 30, 2004, and (c) to cooperate with and assist us in connection with our reporting obligations or filing requirements under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, and to deliver such other instruments and take such other actions as may be reasonably requested by us in order to carry out the intent of the agreement.

      Before the change of control described above, our principal business and operations were those of NutraTek. NutraTek researched, developed, and thereafter contracted with third parties to manufacture its own line of nutritional dietary supplements, functional food products and natural sweeteners.

      Our new management has decided to terminate the nutritional products business and become a business development company. On September 17, 2004, we filed a notice with the Securities and Exchange Commission electing to be regulated as a business development company under the Investment Company Act of 1940, as amended.

      Our principal executive office is located at 9444 Waples Street, Suite 290, San Diego, California 92121 and our telephone number is (858) 646-7410.

INVESTMENT STRATEGY

      We intend to make strategic investments in cash-flow positive companies with perceived growth potential in the Energy Sector. Our Investment Committee has adopted a charter wherein these two criteria are weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, we will prefer to make investments in companies where we can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company. The investment strategy may be changed without a vote of the majority of voting securities.

      As a business development company, we are required to have at least 70% of our assets in "eligible portfolio companies." It is stated in our Investment Committee Charter that we will endeavor to maintain this minimum asset ratio. We do not have a policy with respect to those assets that are not invested in "eligible portfolio companies."

      Our Portfolio Companies

      Well Renewal manages and operates oil wells in Oklahoma by utilizing a nitrogen and carbon dioxide gas injection unit to "pump up" and re-pressure the wells to increase oil output. At March 31 2005, our investment in Well Renewal, valued at approximately $57,073, with a cost of $150,000, consisted of the purchase of a 50% interest in Well Renewal LLC.

Valuation of Portfolio Securities

      Pursuant to the requirements of the 1940 Act, we value our portfolio securities at their current market values or, if market quotations are not readily available, at their fair values. Because our portfolio company investments generally do not have readily ascertainable market values, we record these investments at fair value in accordance with valuation procedures adopted by our board of directors. Our board of directors may also hire independent consultants to review our valuation procedures or to conduct an independent valuation of one or more of our portfolio investments.

      To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, our board of directors is required to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

Valuation Methodology

      No single standard for determining "fair value....in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include (1) the fundamental analytical data relating to the investment, (2) the nature and duration of restrictions on disposition of the securities, and (3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

      The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

            1. Total amount of our actual investment, or AI. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.
            2.    Total revenues, or R, for the preceding twelve months.
            3.    Earnings before interest, taxes and depreciation, or EBITD.
            4.    Estimate of likely sale price of investment, or ESP.
            5.    Net assets of investment, or NA.
            6. Likelihood of investment generating positive returns (going concern).

      The estimated value of each investment shall be determined as follows:

            o Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets,
                  b) estimated sales price, or c) total amount of actual investment.
            o Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times
                  (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
            o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that we will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

INTERNATIONAL

      We do not currently have any international operations.

TECHNOLOGY PROTECTION POLICY AND DISCLAIMERS

      We do not presently maintain any patents, trademarks or trade names. Due to the nature of our business, it is not presently anticipated that we, or any of our eligible portfolio companies as presently contemplated, will benefit from such protection.

GOVERNMENT REGULATION

      We operate in a highly regulated environment. The following discussion generally summarizes certain applicable government regulations.

      Business Development Company. A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses.

      As a business development company, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are the following:

      (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An "eligible portfolio company" is defined in the 1940 Act as any issuer which:

            (a) is organized under the laws of, and has its principal place of business in, the United States;

            (b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

            (c) satisfies any of the following:

      o does not have any class of securities with respect to which a broker or dealer may extend margin credit;

      o is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

      o is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

      (2) Securities of any eligible portfolio company which we control.

      (3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

      (4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

      (5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

      (6) Cash, cash equivalents, U.S. Government securities or high-quality debt maturing in one year or less from the time of investment.

      To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

      As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, prior approval by the SEC

      We have designated Richard D. Mangiarelli as a Chief Compliance Officer pursuant to the requirements of the 1940 Act. As with other companies regulated by the 1940 Act, a business development company must adhere to certain other substantive ongoing regulatory requirements. A majority of our directors must be persons who are not "interested persons," as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. We intend to obtain the required bond once we have received adequate capital. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

      We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined by the 1940 Act as the lesser of (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Code Of Ethics

      Our Board of Directors adopted a Code of Ethics effective as of September 17, 2004. The Code of Ethics in general prohibits any of our officers, directors or advisory persons (called access persons) from acquiring any interest in any security which we (i) are considering a purchase or sale thereof, (ii) is being purchased or sold by us, or (iii) is being sold short by us. The access person is required to advise us in writing of his or her acquisition or sale of any such security.

Sarbanes-Oxley Act

      On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us, including the following:

- Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

- Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

- Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

- We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

      The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

EMPLOYEES

      In the next twelve months, we intend to hire from six to up to fifty employees, depending on the nature of the business opportunities it elects to pursue. We have adopted the 2004 Stock Option Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to our long-term growth and performance with equity-based compensation incentives.

INSURANCE

      The Company does not carry director and officer liability insurance, but Nevada law provides for indemnification of a company's officers and directors under certain circumstances (see Indemnification, below). The Company intends to obtaining surety bonds covering its officers and directors when it has adequate capital to do so.

The Company does not carry any additional insurance.

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

      You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," "seek" or "continue" or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in this annual report under the heading "Risk Factors." These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements.

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

                                  RISK FACTORS

      We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before making an investment decision with respect to our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline.

We Have Historically Lost Money and Losses May Continue in the Future

      We have historically lost money. The loss for the year ended March 31, 2005 was $628,722 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

      Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing stockholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

      The report of our independent accountants on our March 31, 2005 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

      There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

      Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

      Our future success depends, in significant part, on the continued services of Richard Mangiarelli, our Chief Executive Officer, Chief Financial Officer and Secretary. We cannot assure you that we would be able to find appropriate replacements for key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We do not have an employment agreement with Mr. Mangiarelli, nor do we presently maintain key-man life insurance policies on him.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

      Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

We May Change Our Investment Policies Without Further Stockholder Approval

      Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to either the minimum standard that any investment company must meet or the industries in which those investment companies must operate. We may make investments without stockholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our stockholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

      We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

Investing in Private Companies Involves a High Degree of Risk

      Our portfolio consists of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Our Portfolio of Investments are Illiquid

      We intend to generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio is typically subject to restrictions on resale or otherwise has no established trading market. We typically intend to exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our proposed investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments. Substantially all of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. Pursuant to the requirements of the 1940 Act, we will value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

      We will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio. Any changes in estimated fair value will be recorded in our statement of operations as "Net unrealized gains (losses)."

Our Common Stock Price May be Volatile

      The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

- Price and volume fluctuations in the overall stock market from time to time;
- Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

- Volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or "Leaps," or short trading positions;
- Changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;
- Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;
-     General economic conditions and trends;
-     Loss of a major funding source; or
-     Departures of key personnel

We may borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

      Subject to the 1940 Act limits, we may incur indebtedness in seeking to achieve our investment objective going forward. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, can increase the risks associated with investing in our securities.

      Under the provisions of the 1940 Act, we are permitted, as a business development company, to borrow money or "issue senior securities" only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

      We may borrow from, and issue senior debt securities to, banks, insurance companies and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

      Because we may borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, may be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of sharply rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We may utilize our short-term credit facilities as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with equity and long-term fixed-rate debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Item 2. PROPERTIES

      Our corporate headquarters are located at 9444 Waples Street, Suite 290, San Diego, CA 92121. Current offices are adequate for its present needs. Office space is subleased and will be increased as we deem necessary. We believe that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

      We believe that its facilities are adequate for its current business and in good condition.

Item 3. LEGAL PROCEEDINGS

      From September 27, 2004 through December 6, 2004, we issued approximately 4,815,000 shares of common stock, of which 1,220,000 were issued for cash and 3,595,000 were issued upon conversion of certain outstanding convertible debentures. We did not register these shares under the Securities Act of 1933, as amended, in reliance on various exemptions from registration, including, but not limited to, Section 3(b) of the Securities Act and Regulation E promulgated thereunder.

      Since that time, the issuance of a convertible debenture in the principal amount of $25,000 to Javelin Holdings for services rendered has been rescinded by mutual agreement between us and Javelin Holdings. Before this recession, Javelin had converted $875 of principal on the convertible debenture into 175,000 shares of common stock. In connection with this rescission of the convertible debenture, Javelin returned 175,000 shares of common stock to us for cancellation. These shares have not yet been cancelled.

      On June 17, 2005, the Division of Investment Management at the Securities & Exchange Commission advised us that it is the view of the Division that we cannot rely on the exemption afforded by Regulation E and that it is unaware of any other exemptions from registration for the issuance of the Shares. The Division also advised us that, in the view of the Division, it appears that the issuance of the Shares violated Section 5 of the Securities Act. We advised the Division that it is our view that the issuance of the Shares was exempt from registration under the Securities Act under various available exemptions, including, but not limited to, Regulation E, and that the issuance of the Shares did not violate Section 5 of the Act.

      At this time, neither the SEC nor any private party has commenced any action against us alleging that we issued the shares in violation of Section 5 of the Securities Act. Further, the SEC has not, to our knowledge, commenced any formal or informal inquiry with respect to its contention that the shares were issued in violation of Section 5 of the Securities Act. In the event that any such action or inquiry is commenced, we intend to defend against such allegations vigorously.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on the OTC Bulletin Board under the symbol "GRSU.OB." The following table shows the high and low bid prices for our common stock for each quarter since April 1, 2003 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the 1 for 100 reverse stock split which was effected on July 14, 2004. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2003 (OTC Bulletin Board)                            High Bid            Low Bid
--------------------------------------------------------------------------------
First quarter                                         $ 15.00            $  3.00
Second quarter                                           7.00               2.00
Third quarter                                           17.00               4.00
Fourth quarter                                          10.00               4.00

2004 (OTC Bulletin Board)                            High Bid            Low Bid
--------------------------------------------------------------------------------
First quarter                                         $  6.00            $  1.00
Second quarter                                           2.80               0.50
Third quarter                                            1.00               0.10
Fourth quarter                                           0.35              0.007

2005 (OTC Bulletin Board)                            High Bid            Low Bid
--------------------------------------------------------------------------------
First quarter                                           0.049              0.006

      As of June 30, 2005, there were approximately 118 record holders of our common stock.

      We have not paid any cash dividends since its inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

      Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer's investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

      Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of its stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the common stock.

      Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of March 31, 2005:

                                                  (a)                     (b)                         (c)
-------------------------------------    --------------------    ----------------------     ------------------------
Plan Category                                 Number of            Weighted-average          Number of securities
                                          securities to be         exercise price of          remaining available
                                             issued upon         outstanding options,         for future issuance
                                             exercise of          warrants and rights            under equity
                                             outstanding                                      compensation plans
                                          options, warrants                                  (excluding securities
                                             and rights                                       reflected in column
                                                                                                     (a))
-------------------------------------    --------------------    ----------------------     ------------------------
Equity compensation plans approved                   --                $      --                          --
by security holders
Equity compensation plans not                        --                $      --                          --
approved by security holders
Total                                                --                $      --                          --

      In 2004, we adopted, and our stockholders approved, our 2004 Stock Option Plan permitting us to grant options to employees, directors, consultants and independent contractors. The purpose of the plan is to allow us to attract and retain such persons and to compensate them in a way that links their financial interests with the interests of our stockholders. Awards under the plan may take the form of incentive stock options or non-qualified stock options. A total of 25,000,000 shares of either common stock or preferred stock may be issued pursuant to the plan. As of the date of this report, there are options to purchase of our capital stock outstanding under the plan.

      Our stock option plan is administered by a committee appointed by our board of directors or, in the absence of such a committee, by the entire board. The committee has, subject to specified limitations, full authority to grant options and establish the terms and conditions of vesting and exercise. The exercise price of incentive stock options granted under the plan is required to be no less than the fair market value of our common or preferred stock on the date of grant (110% in the case of a greater than 10% stockholder).

      The committee may grant options for terms of up to 10 years, or 5 years in the case of incentive stock options granted to greater than 10% stockholders. No optionee may be granted incentive stock options such that the fair market value of the options which first become exercisable in any one calendar year exceeds $100,000. If an optionee ceases to be employed by us or ceases to have a relationship with us, his or her options will expire one year after termination by reason of death or permanent disability, thirty days after termination for cause and three months after termination for any other reason.

      Subject to the foregoing, the committee has broad discretion to set the terms and conditions applicable to options granted under the plan. The committee may discontinue or suspend option grants under the plan, or amend or terminate the plan entirely, at any time. With the consent of an optionee, the committee may also make such modification of the terms and conditions of such optionee's option as the committee shall deem advisable. However, the committee has no authority to make any amendment or modification to the plan or any outstanding option which would do any of the following:

      o increase the maximum number of shares which may be purchased pursuant to options granted under the stock option plan, either in the aggregate or by an optionee, except in connection with certain antidilution adjustments;
      o change the designation of the class of employees eligible to receive qualified options;
      o extend the term of the stock option plan or the maximum option period thereunder;
      o decrease the minimum qualified option price or permit reductions of the price at which shares may be purchased for qualified options granted under the stock option plan, except in connection with certain antidilution adjustments; or
      o cause qualified stock options issued under the stock option plan to fail to meet the requirements of incentive stock options under
            Section 422 of the Internal Revenue Code.

      Any such amendment or modification shall be effective immediately, subject to stockholder approval thereof within 12 months before or after the effective date. No option may be granted during any suspension or after termination of the plan.

Recent Sales of Unregistered Securities

      In June 2004, we issued 200 shares of common stock in connection with the settlement of outstanding liabilities. The issuance was exempt under Section 4(2) of the Securities Act.

      On September 15, 2004, we issued a convertible debenture to Javelin Holdings in the principal amount of $25,000 for services rendered. The note was due on February 1, 2005 and bears interest at a rate of eight percent (8%). The note was convertible into shares of our common stock at a floating conversion price of fifty percent (50%) of the closing bid price per share on the day of conversion, or at the lowest price allowable as set by us in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. We were obligated to register the resale of the shares of common stock issuable upon conversion of the debenture under the Securities Act of 1933, as amended, or to otherwise provide an acceptable exemption to registration under Regulation E of the Securities Act of 1933, as amended. The issuance was exempt under Section 4(2) of the Securities Act. The issuance of the convertible debenture has been rescinded by mutual agreement between us and Javelin Holdings. Before this rescission, Javelin had converted $875 of principal on the convertible debenture into 175,000 shares of common stock. In connection with the rescission of the convertible debenture, Javelin returned 175,000 shares of common stock to us for cancellation. These shares have not yet been cancelled.

      From October, 2004 to January, 2005, we issued convertible debentures in the aggregate principal amount of $155,000 in a private placement. The notes are due approximately five (5) months after issuance and bear interest at a rate of eight percent (8%). The notes are convertible into shares of our common stock, at the option of either us or the holder of the note, at a floating conversion price of fifty percent (50%) of the closing bid price per share on the day of conversion, or at the lowest price allowable as set by us in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. We are obligated to register the resale of the shares of common stock issuable upon conversion of the debenture under the Securities Act of 1933, as amended, or to otherwise provide an acceptable exemption to registration under Regulation E of the Securities Act of 1933, as amended. The issuances were exempt under Section 4(2) of the Securities Act.

            From September 27, 2004 through December 6, 2004, we issued approximately 4,815,000 shares of common stock, of which 1,220,000 were issued for cash and 3,595,000 were issued upon conversion of certain outstanding convertible debentures. We did not register these shares under the Securities Act of 1933, as amended, in reliance on various exemptions from registration, including, but not limited to, Section 3(b) of the Securities Act and Regulation E promulgated thereunder. Since that time, the issuance of a convertible debenture in the principal amount of $25,000 to Javelin Holdings for services rendered has been rescinded by mutual agreement between us and Javelin Holdings. Before this rescission, Javelin had converted $875 of principal on the convertible debenture into 175,000 shares of common stock. In connection with the rescission of the convertible debenture, Javelin returned 175,000 shares of common stock to us for cancellation. These shares have not yet been cancelled.

            On June 17, 2005, the Division of Investment Management at the Securities & Exchange Commission advised us that it is the view of the Division that we cannot rely on the exemption afforded by Regulation E and that it is unaware of any other exemptions from registration for the issuance of the Shares. The Division also advised us that, in the view of the Division, it appears that the issuance of the Shares violated Section 5 of the Securities Act. We advised the Division that it is our view that the issuance of the Shares was exempt from registration under the Securities Act under various available exemptions, including, but not limited to, Regulation E, and that the issuance of the Shares did not violate Section 5 of the Act.

            At this time, neither the SEC nor any private party has commenced any action against us alleging that we issued the shares in violation of Section 5 of the Securities Act. Further, the SEC has not, to our knowledge, commenced any formal or informal inquiry with respect to its contention that the shares were issued in violation of Section 5 of the Securities Act. In the event that any such action or inquiry is commenced, we intend to defend against such allegations vigorously.

Item 6. PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with our audited financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Change of Control

      On June 30, 2004, Richard Mangiarelli purchased 126,000,000 shares of Global Resource common stock from its former President, Chief Executive Officer, Director, and majority stockholder, Johnny Sanchez. As a result, Mr. Mangiarelli then held approximately 52.5% of the issued and outstanding common stock of Global Resource.

      In connection with this change in control, Mr. Sanchez resigned as our President and Chief Executive Officer, Joel Rockwood resigned as our Vice President and Chief Scientific Officer, and Michael MacArthur resigned as its Secretary. The board of directors appointed Mr. Mangiarelli as the new President, Chief Financial Officer, and Secretary. In addition, Mr. Sanchez, Mr. Rockwood, Virginia Sanchez, Carmen Sanchez, and Joe V. Overcash resigned as directors of Global Resource. The outgoing directors appointed Richard Mangiarelli to fill the vacancies on the board.

      On June 30, 2004, we entered into a Release and Indemnity Agreement with Johnny Sanchez, our former President, Chief Executive Officer, Director, and majority stockholder, pursuant to which we sold the all of our membership interest in NutraTek to Mr. Sanchez in exchange for Mr. Sanchez's agreement to do the following: (a) release us from any and all claims that Mr. Sanchez may have had against us; (b) indemnify us for any and all claims against or liabilities of Global Resource that existed before June 30, 2004, and (c) to cooperate with and assist Global Resource in connection with its reporting obligations or filing requirements under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, and to deliver such other instruments and take such other actions as may be reasonably requested by us in order to carry out the intent of the agreement.

      Immediately after the spin-off of Nutratak, Global Resource had no operations. Before the change of control described above, Global Resource's principal business and operations were those of NutraTek. NutraTek researched, developed, and thereafter contracted with third parties to manufacture its own line of nutritional dietary supplements, functional food products and natural sweeteners.

      Global Resource's new management decided to terminate the nutritional products business and become a business development company. As a business development company, Global Resource will focus on making investments in securities, and making available significant managerial assistance with respect to the issuers of such securities, of companies that meet the following criteria:

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

      To date, we have made one investment in Well Renewal LLC. Well Renewal manages and operates oil wells in Oklahoma by utilizing a nitrogen and carbon dioxide gas injection unit to "pump up" and re-pressure the wells to increase oil output. At March 31 2005, our investment in Well Renewal, valued at approximately $57,073, with a cost of $150,000, consisted of the purchase of a 50% interest in Well Renewal LLC.

      We are currently evaluating additional prospective eligible portfolio companies for investment and intend to continue to do so over the next twelve months. In that time period, we intend to hire from six to up to fifty employees, depending on the nature of the portfolio companies in which we invest. We have established a stock option plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to our long-term growth and performance with equity-based compensation incentives.

      We intend to retain any future earnings to finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

Liquidity and Capital Resources

      We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We anticipate that we will at least $250,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities it elects to pursue.

      In order to obtain working capital, from October, 2004 to January, 2005, we issued convertible debentures in the aggregate principal amount of $155,000 in a private placement. The notes are due approximately five (5) months after issuance and bear interest at a rate of eight percent (8%). The notes are convertible into shares of our common stock, at the option of either us or the holder of the note, at a floating conversion price of fifty percent (50%) of the closing bid price per share on the day of conversion, or at the lowest price allowable as set by us in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. We are obligated to register the resale of the shares of common stock issuable upon conversion of the debenture under the Securities Act of 1933, as amended, or to otherwise provide an acceptable exemption to registration under Regulation E of the Securities Act of 1933, as amended.

      In addition, in September, 2004, we commenced an offering of its common stock pursuant to Regulation E of the Securities Act of 1933, as amended. Pursuant to this offering, we have sold 1,220,000 shares of common stock for $12,200, and holders of the debentures referenced above have converted, in the aggregate, approximately $19,800 of principal and interest due under the debentures into 3,595,000 shares of our common stock. Since that time, the issuance of a convertible debenture in the principal amount of $25,000 to Javelin Holdings for services rendered has been rescinded by mutual agreement between us and Javelin Holdings. Before this rescission, Javelin had converted $875 of principal on the convertible debenture into 175,000 shares of common stock. In connection with the rescission of the convertible debenture, Javelin returned 175,000 shares of common stock to us for cancellation. These shares have not yet been cancelled.

      In January, 2005, we amended this offering to reduce the range of the price per share of the offering. The Division of Investment Management of the Securities and Exchange Commission ("SEC") has delivered comments to Global Resource regarding this amended offering, and Global Resource is currently working with the Division of Investment Management to address these comments. We will not issue any shares in reliance on Regulation E until all comments from the SEC are resolved. This offering may not provide Global Resources with the capital necessary to fund its operations. In the interim, we will continue to seek additional forms of capital and our management may provide additional financing as required.

Off Balance Sheet Arrangements

      We do not have any off-balance sheet financing arrangements.

Item 7. FINANCIAL STATEMENTS

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                              FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                                 C O N T E N T S

Report of Independent Registered Public Accounting Firm......................F-3

Balance Sheet................................................................F-4

Schedule of Investments......................................................F-5

Statements of Operations.....................................................F-6

Statement of Stockholders' Deficit...........................................F-7

Statement of Cash Flows......................................................F-8

Notes to the Financial Statements...........................................F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Resource Corporation
(Formerly Advanced Healthcare Technologies, Inc.)
San Diego, California

We have audited the accompanying balance sheet of Global Resource Corporation as of March 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed more fully in Note 5 to the financial statements, securities amounting to $57,073 at March 31, 2005 have been valued at fair value as determined by the Board of Directors. We have reviewed the underlying documentation; while in circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Resource Corporation as of March 31, 2005 and the results of their operations and their cash flows for the years ended March 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's deficit in working capital and losses raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ Associates & Consultants, LLP
Salt Lake City, Utah
June 23, 2005

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                                 Balance Sheets

                                     ASSETS

                                                                           March 31,
                                                                 -----------------------------
                                                                    2005              2004
                                                                 -----------       -----------
CURRENT ASSETS

   Cash                                                          $       175       $        --
                                                                 -----------       -----------

     Total Current Assets                                                175                --
                                                                 -----------       -----------

OTHER ASSETS

   Investments                                                        57,073                --
   Assets - discontinued operations (Note 3)                              --            19,108
                                                                 -----------       -----------

     Total Other Assets                                               57,073            19,108
                                                                 -----------       -----------

     TOTAL ASSETS                                                $    57,248       $    19,108
                                                                 ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable                                              $     5,438       $   247,546
   Accounts payable - related party                                   52,795                --
   Wages payable                                                     150,000                --
   Accrued interest                                                    4,716                --
   Convertible debentures (Note 4)                                   137,900                --
Current liabilities - discontinued operations (Note 3)                    --           150,674
                                                                 -----------       -----------

     Total Current Liabilities                                       350,849           398,220
                                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

   Preferred stock: 50,000,000 shares authorized
       of $0.001 par value, no shares issued and
       outstanding                                                        --                --
   Common stock: 2,000,000,000 shares authorized,
       of $0.001 par value, 7,215,000 and 2,400,000 shares
       issued and outstanding, respectively                            7,215             2,400
   Additional paid-in capital                                      7,060,020          (275,368)
   Accumulated deficit                                            (7,360,836)         (106,144)
                                                                 -----------       -----------

     Total Stockholders' Deficit                                    (293,601)         (379,112)
                                                                 -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
           DEFICIT                                               $    57,248       $    19,108
                                                                 ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                             Schedule of Investments

                               Description          Percent
        Company                of Business         Ownership             Cost             Fair Value            Affiliation
-------------------------  -----------------   -----------------     -------------    ------------------      ---------------
   Well Renewal, LLC            Oil Wells             50%             $ 150,000           $  57,073 (1)             Yes

(1) Fair value determined by the Company's Board of Directors using the following formula: Net assets of $114,146 X percent ownership of 50% = 57,073

      See also Note 5 for further explanation on the Company's methods of determining fair values.

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                            Statements of Operations

                                                       For the Years Ended
                                                             March 31,
                                                   ----------------------------
                                                      2005             2004
                                                   -----------      -----------

REVENUES                                           $        --      $        --

COST OF GOODS SOLD                                          --               --
                                                   -----------      -----------

GROSS PROFIT                                                --               --
                                                   -----------      -----------

OPERATING EXPENSES

   Payroll                                             156,000               --
   Professional fees                                    92,702               --
   Rent                                                  8,000               --
   General and administrative                            8,431               --
                                                   -----------      -----------

     Total Operating Expenses                          265,133               --
                                                   -----------      -----------

LOSS FROM OPERATIONS                                  (265,133)              --
                                                   -----------      -----------

OTHER INCOME (EXPENSE)

   Interest expense                                   (184,716)              --
   Loss on investment valuation                        (92,927)              --
   Gain on release of debt                              31,000               --
                                                   -----------      -----------

     Total Other Income (Expense)                     (246,643)              --
                                                   -----------      -----------

LOSS BEFORE DISCONTINUED OPERATIONS                   (511,776)              --
                                                   -----------      -----------

LOSS FROM DISCONTINUED OPERATIONS (Note 3)            (116,946)        (106,144)
                                                   -----------      -----------

NET LOSS                                           $  (628,722)     $  (106,144)
                                                   ===========      ===========

BASIC LOSS PER SHARE

   Continued operations                            $     (0.12)     $        --
   Discontinued operations                               (0.03)           (0.10)
                                                   -----------      -----------

     Total Loss per Share                          $     (0.15)     $     (0.10)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        4,245,890        1,092,994
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Statement of Stockholders' Deficit

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                  Common Stock     Additional        During the
                                                ------------------------------       Paid-in         Development
                                                   Shares           Amount           Capital            Stage
                                                -------------    -------------    -------------     -------------
Balance at inception on March 3, 2003                      --    $          --    $          --     $          --

Common stock issued for services                    1,400,000            1,400          (26,822)               --

Common stock issued for recapitalization            1,000,000            1,000         (248,546)               --

Net loss for the year ended March 31, 2004                 --               --               --          (106,144)
                                                -------------    -------------    -------------     -------------

Balance, March 31, 2004                             2,400,000            2,400         (275,368)         (106,144)

Capital contributed by shareholders                        --               --          267,546                --

Spin-off of NutraTek, LLC                                  --               --        6,625,970        (6,625,970)

Disposal of NutraTek, LLC                                  --               --          228,512                --

Beneficial conversion feature for
   issuance of convertible debentures                      --               --          180,000                --

Common stock issued for cash                        1,220,000            1,220           10,980                --

Common stock issued for conversion
 of debentures                                      3,595,000            3,595           14,380                --

Contributed services                                       --               --            8,000                --

Net loss for the year ended March 31, 2005                 --               --               --          (628,722)
                                                -------------    -------------    -------------     -------------

Balance, March 31, 2005                             7,215,000    $       7,215    $   7,060,020     $  (7,360,836)
                                                =============    =============    =============     =============

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                            Statements of Cash Flows

                                                                  For the Years Ended
                                                                       March 31,
                                                              ---------------------------
                                                                  2005            2004
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITES

   Net loss                                                   $  (628,722)    $  (106,144)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
       Depreciation and amortization                                  509             821
       Gain on release of debt                                    (31,000)             --
       Contributed services                                         8,000              --
       Non-cash interest expense related to beneficial
           conversion feature of debt                             180,000              --
       Loss on investment valuation                                92,927              --
   Changes in assets and liabilities:
       (Increase) in accounts receivable                               --          (3,887)
       (Increase) in inventory                                         --          (5,184)
       Increase in accounts payable and accounts
           payable - related party                                 58,233          19,331
       Increase in accrued expenses                               186,591          64,089
       Changes in discontinued assets and liabilities             106,679              --
                                                              -----------     -----------

           Net Cash Used by Operating Activities                  (26,783)        (29,974)
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                            --         (11,858)
   Investment in Well Renewal, LLC                               (150,000)             --
                                                              -----------     -----------

           Net Cash Used by Investing Activities                 (150,000)        (11,858)
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock sold or subscribed for cash                        12,200              --
   Cash used for partner draw                                     (12,006)        (25,422)
   Cash contributed by former officer                              20,000              --
   Proceeds from issuance of note payable                          15,500          53,518
   Proceeds from convertible debenture                            155,000              --
   Change from cash overdraft                                     (13,736)         13,736
                                                              -----------     -----------

           Net Cash Provided by Financing Activities          $   176,958     $    41,832
                                                              -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                      Statements of Cash Flows (Continued)

                                                                  For the Years Ended
                                                                       March 31,
                                                              ---------------------------
                                                                 2005            2004
                                                              -----------     -----------
NET INCREASE IN CASH                                                  175              --

CASH AT BEGINNING OF PERIOD                                            --              --
                                                              -----------     -----------

CASH AT END OF PERIOD                                         $       175     $        --
                                                              ===========     ===========

CASH PAID FOR

   Interest                                                   $        --     $       659
   Income taxes                                               $        --     $        --

SCHEDULE OF NON CASH FINANCING ACTIVITIES

   Contributed capital by shareholders                        $     8,000     $        --


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

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

      On December 4, 2003, pursuant to an agreement and plan of reorganization, Advanced Healthcare Technologies, Inc. completed a reverse merger with the members of NutraTek, LLC. in which it acquired 100% of NutraTek, LLC, a Utah Limited Liability Company in exchange for 1,400,000 common shares of Advanced Healthcare Technologies, Inc. The terms of the acquisition are detailed in an 8-K filing dated December 5, 2003. Under the terms of the agreement, the president of NutraTek, LLC became the president of the Company and was elected to the Board of Directors, the acquisition was accounted for as a recapitalization of NutraTek, LLC because the members of NutraTek, LLC controlled Advanced Healthcare Technologies, Inc. after the acquisition. NutraTek, LLC was treated as the acquiring entity for accounting purposes and Advanced Healthcare Technologies, Inc. was the surviving entity for legal purposes. There was no adjustment to the carrying values of the assets or liabilities of NutraTek, LLC and no goodwill was recorded. The Company issued 1,400,000 shares of common stock for the acquisition. Prior to the acquisition, the Company had 1,100,000 shares of common stock outstanding. Prior to the reverse merger, NutraTek, LLC had a stockholders deficit of $25,422. NutraTek, LLC has a calendar year end of December 31st, while Advanced Healthcare Technologies, Inc. has a fiscal year end of March 31st. The Company has consolidated the operations of NutraTek, LLC as of December 31, 2003 with the operations of Advanced as of March 31, 2004. There were no material inter-company activities from January 1, 2004 to March 31, 2004.

      On June 30, 2004, the Company's President and CEO entered into an agreement to sell his controlling interest in the Company and retain the operations and activities of NutraTek. In connection with this change in control the Company's president and CEO, vice president and chief scientific officer, as well as the Company's secretary resigned. Additionally, five individuals resigned as directors of the Company. The individual gaining controlling interest was appointed to fill these vacancies.

      Concurrent with the above mentioned events the Company's shareholders contributed capital of $20,000 and settled $247,546 of accounts payable debt (for a total contributed capital amount of $267,546) by reallocating a total of 250,002 shares of common stock, which had previously been issued to a number of different related entities in exchange for their forgiveness of the debt as well as payment of $10,000. Additionally, the disposal of

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      a. Business (Continued)

      NutraTek resulted in the Company recording an additional 228,512 of additional paid in capital, as the Company had to record NutraTek's equity for the period.

      At March 31, 2004, the financial statements had been presented in a reverse merger format with NutraTek being reported as the accounting entity and Advanced as the legal entity. Accordingly the inception date had been presented as March 2003, which was the inception date of NutraTek. With NutraTek being returned to its former owner at June 30, 2004, Advanced is the only remaining entity. The inception date of Advanced was on March 28, 2000. Advanced is now the remaining accounting and legal entity. With the spin-off of NutraTek, the Company recognized the previous deficit of Advanced of $6,625,970, which had previously been eliminated in the consolidation with NutraTek.

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

      On January 11, 2005, the Company obtained a 50% controlling interest in a Nevada limited liability company called Well Renewal, LLC ("Well Renewal"). The interest was obtained with a capital contribution of $150,000. The business plan of Well Renewal is to obtain revenues via the management and operation of thirty oil wells located in Oklahoma.

      b. Accounting Method

      Advanced has elected a March 31st year-end. The Company's financial statements are prepared using the accrual method of accounting.

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

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      d. New Accounting Pronouncements

      During the year ended March 31, 2005, the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operations:

            o     SFAS No. 143, Accounting for Asset Retirement Obligations;

            o SFAS No.145, Rescission of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;

            o     SFAS No. 146, Accounting for Exit or Disposal Activities;

            o     SFAS No. 147, Acquisitions of Certain Financial Institutions;
                  and

            o     SFAS No. 148, Accounting for Stock Based Compensation.

            o SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

            o SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In addition, during the year ended March 31, 2005, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

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

      As a limited liability company, NutraTek's taxable income or loss for the year ended March 31, 2004 was allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements.

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      e. Provision for Taxes (continued)

      Net deferred tax assets consist of the following components as of March 31, 2005

                                                                         2005

            Deferred tax assets:
                NOL carryover                                         $  78,073
                Accrued expenses                                         60,840

            Deferred tax liabilities:
                Depreciation                                                 --

            Valuation allowance                                        (138,913)
                                                                      ---------

            Net deferred tax asset                                    $      --
                                                                      =========

      The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2005:

                                                                         2005

            Book loss                                                 $(209,342)
            Rent                                                          3,120
            Interest                                                     72,040
            Valuation allowance                                         134,812
                                                                      ---------

                                                                      $      --
                                                                      =========

      Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

      f. Revenue Recognition and Cost of Goods

      Currently the Company has no sources of revenues. The Company expects that it will derive revenue from Well Renewal, LLC in the form of dividends.

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      f. Revenue Recognition and Cost of Goods (Continued)

      During the fiscal year ended March 31, 2005 the Company did not deliver any products or services. As such the company has not recognized any revenue. The Company's only investment, Well Renewal, LLC, is working to return oil wells to production. At this time the wells have not produced any oil.

      g. Fixed Assets

      Fixed assets are stated at cost and are depreciated using the straight line method and their useful life. As of March 31, 2005, the Company had no fixed assets.

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

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

NOTE 3 - DISCONTINUED OPERATIONS (Continued)

      All assets were associated with the discontinued operations as well as all of the liabilities except for $247,546 which was associated with Advanced.

                                 ASSETS

                                                                      March 31,
                                                                         2004
                                                                      ---------
      CURRENT ASSETS

          Accounts receivable                                         $   2,887
          Inventory                                                       5,184
                                                                      ---------

               Total Current Assets                                       8,071
                                                                      ---------

      FIXED ASSETS, NET                                                  11,037
                                                                      ---------

               TOTAL ASSETS                                           $  19,108
                                                                      =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

      CURRENT LIABILITIES

          Cash overdraft                                              $  13,736
          Accounts payable                                               19,331
          Notes payable                                                  53,518
          Accrued expenses                                               64,089
          Accounts payable - Advanced                                   247,546
                                                                      ---------

               Total Current Liabilities                                398,220
                                                                      ---------

      COMMITMENTS AND CONTINGENCIES

      STOCKHOLDERS' DEFICIT

          Common stock: 500,000,000 shares authorized of
             $0.001 par value, 2,400,000 shares issued and
             outstanding                                                  2,400
          Additional paid-in capital (deficit)                         (275,368)
          Deficit accumulated during the development stage             (106,144)
                                                                      ---------

               Total Stockholders' Deficit                             (379,112)
                                                                      ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $  19,108
                                                                      =========

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

NOTE 3 - DISCONTINUED OPERATIONS (Continued)

      The net loss from discontinued operations for the year ended March 31, 2004 are the operations of NutraTek, LLC for the calendar year ended December 31, 2003 because NutraTek had a December 31 year end, while Advanced has a March 31 year end, as noted in Note 1 to the Financial Statements.

                                                                    For the Year
                                                                       Ended,
                                                                    December 31,
                                                                        2003
                                                                    -----------
            REVENUES                                                $   249,409

            COST OF GOODS SOLD                                          103,058
                                                                    -----------

            GROSS PROFIT                                                146,351
                                                                    -----------

            OPERATING EXPENSES

              Payroll                                                    90,627
              Rent                                                       13,621
              Professional fees                                          16,109
              Depreciation                                                  821
              General and administrative                                130,658
                                                                    -----------

                Total Operating Expenses                                251,836
                                                                    -----------

            LOSS FROM OPERATIONS                                       (105,485)
                                                                    -----------

            OTHER EXPENSE

              Interest Expense                                             (659)
                                                                    -----------

                Total Other Expense                                        (659)
                                                                    -----------

            NET LOSS                                                $  (106,144)
                                                                    -----------

            BASIC LOSS PER SHARE                                    $     (0.10)
                                                                    ===========

            WEIGHTED AVERAGE NUMBER OF SHARES
             OUTSTANDING                                              1,092,994
                                                                    ===========

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

NOTE 3 - DISCONTINUED OPERATIONS (Continued)

      The net loss from discontinued operations for the years ended March 31, 2005 are the operations of NutraTek for the three months ended March 31, 2005 because the spin off of NutraTek took place three months after Advanced Healthcare Technologies, Inc. year end and NutraTek had a December 31 year end, therefore three months after NutraTek's year end would be March 31, 2005.

                                                                  For the Three
                                                                   Months Ended
                                                                     March 31,
                                                                       2004
                                                                  -------------
            REVENUES                                              $      15,349

            COST OF GOODS SOLD                                            4,108
                                                                  -------------

            GROSS PROFIT                                                 11,241
                                                                  -------------

            OPERATING EXPENSES

              Payroll                                                    53,930
              Rent                                                        2,271
              Professional fees                                          49,104
              Depreciation                                                  509
              General and administrative                                 21,362
                                                                  -------------

                Total Operating Expenses                                127,176
                                                                  -------------

            LOSS FROM OPERATIONS                                       (115,935)
                                                                  -------------

            OTHER EXPENSE

              Interest expense                                           (1,011)
                                                                  -------------

                Total Other Expense                                      (1,011)
                                                                  -------------

            NET LOSS                                              $    (116,946)
                                                                  =============

            BASIC LOSS PER SHARE                                  $       (0.03)
                                                                  =============

            WEIGHTED AVERAGE NUMBER OF SHARES
             OUTSTANDING                                              4,245,890
                                                                  =============

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

NOTE 4 - BENFICIAL COVERSION FEATURES OF DEBT

      On August 15, 2004 the Company entered into a service contract whereas consideration for services was a $25,000, 8% convertible debenture, due February 1, 2005, issued in the second quarter at a 50% discount, which was to become due and payable on the effective date of the Form 1-E. In the second quarter, a discount of $25,000 for the debenture was recorded as non-cash interest expense. On March 28, 2005 the Company amended this service contract to restate the consideration for services to be a flat $25,000 fee that would be due and payable within 90 days from the effective date of the Company's amended and restated Form 1-E, therefore the non-cash interest expense remained on the books but the debenture was reclassified from a convertible debenture to an accrued liability. As of March 31, 2005 the Company determined and the debtor agreed that the debtor would forgive $25,000 accrued liability. This amount was recorded as a gain on extinguishment of debt.

      During the third quarter the Company recognized two $50,000 convertible debentures, both due April 1, 2005, both with an 8% interest rate per year. During the fourth quarter the Company recognized a beneficial conversion feature for two additional convertible debentures, in the amounts of $30,000 and $25,000, both due June 30, 2005 both with an 8% interest rate per year. All of the convertible debentures were convertible into shares of common stock at a price per share equal to a 50% discount to the lowest closing bid on the day of conversion, or at the lowest price allowable as set by the Company in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. A total discount of $155,000 for these four debentures has been recorded as non-cash interest expense during the year ended March 31, 2005.

NOTE 5 - INVESTMENTS

      The Company currently has a 50% investment in Well Renewal, LLC. The Company paid $150,000 for a 50% controlling interest in Well Renewal, LLC. on January 11, 2005. The business plan of Well Renewal is to obtain revenues via the management and operation of thirty oil wells located in Oklahoma.

      As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

NOTE 5 - INVESTMENTS (Continued)

      No single standard for determining "fair value....in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

      The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

            1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.
            2.    Total revenues for the preceding twelve months ("R").
            3.    Earnings before interest, taxes and depreciation ("EBITD")
            4.    Estimate of likely sale price of investment ("ESP")
            5.    Net assets of investment ("NA")
            6. Likelihood of investment generating positive returns (going concern).

      The estimated value of each investment shall be determined as follows:

            o Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets,
                  b) estimated sales price, or c) total amount of actual investment.
            o Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times
                  (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
            o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

NOTE 5 - INVESTMENTS (Continued)

            o The Board reserves the right to hire an independent, certified appraiser to assist with establishing a valuation of portfolio investments. Barring any extraordinary factors, a certified appraised value shall be used when available.

      Based on the previous methodology, the Company determined that it's investment in Well Renewal, LLC. should be valued at $57,073. Accordingly a loss on the investment valuation of $92,927 has been recorded.

      The Company has not retained independent appraises to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 6 - MATERIAL EVENTS

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

NOTE 7 - STOCK TRANSACTIONS

      During the fiscal year ended March 31, 2005 the Company issued 1,220,000 shares of common stock for $12,200.

      During the fiscal year ended March 31, 2005 the Company issued 3,595,000 shares of common stock for the conversion of debentures totaling $17,975.

NOTE 8 - RELATED PARTY TRANSACATIONS

      During the fiscal year ended March 31, 2004, the Company's shareholders contributed capital of $20,000 and accrued $247,546 of accounts payable debt (for a total contributed capital amount of $267,546). During the fiscal year ended March 31, 2005, the total contributed capital of $267,546 was reallocated for a total of 250,002 shares of common stock, which had previously been issued to a number of different related entities in exchange for their forgiveness of the debt as well as payment of $10,000.

      During the 2005 fiscal year ended March 31, 2005 the Company had hired an employee who performed services valued at $6,000, whereas payment was contingent upon Company growth and development. As of March 31, 2005, it was determined by Company management that growth was not as expected and the $6,000 due was written off the books and recorded as a release of debt.

                           GLOBAL RESOURCE CORPORATION
                (FORMERLY ADVANCED HEALTHCARE TECHNOLOGIES, INC.)
                        Notes to the Financial Statements
                        March 31, 2005 and March 31, 2004

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      From September 27, 2004 through December 6, 2004, the Company issued approximately 4,815,000 shares of common stock (the "Shares"), of which 1,220,000 were issued for cash and 3,595,000 were issued upon conversion of certain outstanding convertible debentures. The Company did not register the Shares under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on various exemptions from registration, including, but not limited to, Section 3(b) of the Securities Act and Regulation E promulgated thereunder.

      On June 17, 2005, the Division of Investment Management (the "Division") at the Securities & Exchange Commission (the "SEC") has advised Global Resource that it is the view of the Division that the Company cannot rely on the exemption afforded by Regulation E and that it is unaware of any other exemptions from registration for the issuance of the Shares. The Division also advised the Company that, in the view of the Division, it appears that the issuance of the Shares violated Section 5 of the Securities Act. The Company has advised the Division that it is the Company's view that the issuance of the Shares was exempt from registration under the Securities Act under various available exemptions, including, but not limited to, Regulation E, and that the issuance of the Shares did not violate Section 5 of the Act.

      Management and the Board of Directors have not entered into formal employment agreements. The Board of Directors has authorized the Company to accrue salary in the amount of $10,000 per month for Richard Mangiarelli and Richard Schmidt starting in September 2004. $30,000 was accrued for Jimmy Villalobos. Mr. Villalobos formally resigned from the Company June 17, 2005.

      The Company currently does not have any formal rent agreements. Mr. Mangiarelli maintained the office space for the Company. The company recorded rent expense of $8,000 for fiscal 2005 and that amount was contributed to capital.

NOTE 10 - SUBSEQUENT EVENTS

      On June 17, 2005 Jimmy Villalobos resigned as president of the Company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

Item 8A. CONTROLS AND PROCEDURES.

      We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

      There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Itme 8B. OTHER INFORMATION.

      None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

      Our executive officers and directors, the positions held by them, and their ages are as follows:

          Name                     Age                          Position
-----------------------         ----------         -----------------------------------------------
Richard Mangiarelli*               61              Chairman of the Board, Chief Executive Officer,
                                                   President and Chief Financial Officer (1)
Bruce Caldwell                     61              Director (1)(2)
Paul Ferandell                     65              Director (1)(2)
John E Jordan                      65              Director (1)(2)
Richard F. Schmidt                 40              Director (1)
Josst H. van Adelsberg, Jr.        45              Director (1)(2)
--------------------------------------------------------------------------------------------------

*Interested Person as defined under the Investment Company Act
(1) Member of Audit Committee
(2) Member of Investment Committee

      Richard Mangiarelli has served as our Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer since June 30, 2004. Mr. Mangiarelli is 61 years old. In 1985, he founded USA Energy Corporation, a licensed general and electrical contractor dedicated to energy conservation contracting. He was the Chief Operating Officer of Fulham Company, an electronic ballast manufacturer, from 1993 to 1995. Mr. Mangiarelli is also the Chief Operating Officer and Director of Cybertel Capital Corp., a publicly traded corporation. Mr. Mangiarelli holds a BA degree from the University of Connecticut and an MBA degree from Pepperdine University. He is a licensed general contractor and licensed electrical contractor and is retired from the United States Marine Corps at the rank of Colonel.

      Bruce G. Caldwell, Ed.D. has served as a Director since September 2004. He is the owner of CeramixGolf.com, a golf club manufacturing firm in Carlsbad, California. After retiring from a career in education that spanned 25 years, Dr. Caldwell became the Vice President of national sales for Public Storage Incorporated and was a Registered Principal with P.S. Securities. He retired from that career after 10 years of service. He was also a partner in the ownership of Conroy's Flowers, a national flower franchise company. He sold his interest in Conroy's Flowers and became the Vice President of Development for Pixel Inc., a digital multi-media production firm.

      Paul Ferandell has served as a Director since September 2004. He founded Ferandell Tennis Courts, Inc. in 1975 and has five offices located throughout California that service the building, resurfacing and maintenance of commercial and residential tennis courts throughout the State of California.

      John E. Jordan has served as a Director since September 2004. In 1959, he founded the Jordan Companies, a group of privately held, diversified companies engaged in energy related engineering, manufacturing and marketing activities, defense and aerospace consulting and international negotiations and representation. He has served as chief executive officer and president of these companies for over 20 years. Mr. Jordan is a graduate of Stanford University, the Marine Corps Command and Staff College, the National Defense University-Industrial College of the Armed Force program, the Naval War College, and served as an Officer in both the U.S. Air Force and the Marine Corps.

      Richard F. Schmidt has served as a Director since September 2004. Mr. Schmidt has an extensive background in corporate finance, with over 15 years of direct financial and tax management experience. Mr. Schmidt is currently the Chief Financial Officer of Cybertel Capital Corp., and is also a director of Axia Group, Inc. He is responsible for all aspects of treasury management, public reporting and investor relations. Mr. Schmidt formerly worked as the Senior Vice President of Iseki, Inc., an international sales and leasing company, assisting the Company with the management and review of its administrative, legal and human resources. Previously at Iseki, Inc., Mr. Schmidt had served as Chief Financial Officer. He also served as a manager and multinational tax and business consultant for Coopers & Lybrand. Mr. Schmidt is a Certified Public Accountant licensed in California.

      Joost H. van Adelsberg, Jr. has served as a Director since September 2004. Mr. van Adelsberg is a Certified Public Accountant with over 20 years' experience in helping to design and implement domestic and international tax, accounting and business solutions for multi-national companies and individuals. His professional experience includes over 15 years of Big Five accounting with PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand, LLP), Kenneth Leventhal & Company and, currently, his own practice. Mr. van Adelsberg's background includes an emphasis in real estate and tax. He also has extensive experience working with various bankruptcy trustees and receivers. Mr. van Adelsberg is a member of the AICPA and the California Society of CPA's.

Recent Changes

      On November 16, 2004, our board of directors appointed Jimmy Villalobos as our President, replacing Richard Mangiarelli, who resigned as President but remained as our Chief Executive Officer. On June 17, 2005, Mr. Villalobos resigned as our President, and our board of directors reappointed Mr. Mangiarelli as our President.

Audit Committee

      The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of our Board of Directors and report the result of their activities to the Board. Such responsibilities shall exclude but shall not be limited to, (i) the selection, and, if necessary, the replacement of our independent auditors, review and discuss with such independent auditors, and our internal audit department, (ii) the overall scope and plans for the audit, (iii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iv) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

Investment Committee

      The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing our contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies,
(b) the diversity and risk of our investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments, and (c) all solicited and unsolicited offers to purchase portfolio companies.

Compensation of Directors

      We have no standard arrangement, pursuant to which our directors are compensated or services provided as a director.

Employment Agreements

      We do not have any employment agreement in place.

Indemnification

      As permitted by the provisions of the General Corporation Law of the State of Nevada, or the Nevada Code, we have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to our best interest. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements in defense of any action, suit or proceeding. Further, the Nevada Code permits a corporation to purchase and maintain liability insurance on behalf of its officers, directors, employees and agents. We do not maintain such liability insurance.

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended March 31, 2005 and 2004.

                                            Annual Compensation                         Long-Term Compensation
                                                                                                   Common Shares
                                                                                                     Underlying         All
                                                                                    Restricted        Options          Other
                                                                   Other Annual        Stock          Granted         Compen
    Name and Position       Year      Salary (1)        Bonus      Compensation     Awards ($)       (# Shares)       -sation
Richard Mangierelli           2005       $ 60,000            -0-            -0-            -0-            --              -0-
President, Chief              2004            -0-            -0-            -0-            -0-            --              -0-
Executive Officerm
Secretary
and Chairman of the
Board of Directors

Jimmy Villabolos              2005       $ 30,000            -0-            -0-            -0-            --              -0-
President (from                 NA             NA             NA             NA             NA            NA               NA
September 15, 2004
through June 17, 2005)

      (1)   Amounts listed have been accrued, but not paid.

      Before June 30, 2004, our directors and executive officers received no compensation for services rendered to us. Further, current management is informed and believes that no director or executive officer has received cash or other remuneration for services rendered to us in the fiscal years 2004 and 2003.

Option Grants and Exercises

      We did not grant any stock options to any of our directors or executive officers in the fiscal year ended March 31, 2005.

Employment Agreements

      As of the date hereof, we do not have any employment agreements with any of our director or executive officers.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by the following persons: (i) each person who is known to be the beneficial owner of more than five percent (5%) of issued and outstanding shares of common stock;
(ii) each of the directors and executive officers; and (iii) all of the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly.

                                                   Number Of Shares
                Name And Address (1)              Beneficially Owned      Percentage Owned (2)
                -----------------                 ------------------      --------------------
   Richard Mangiarelli .....................            1,260,000                 17.5%
   Bruce Caldwell ..........................                    0                    *
   Paul Ferandell ..........................                    0                    *
   John Jordan .............................                    0                    *
   Richard Schmidt .........................                    0                    *
   Joost van Adelsberg .....................                    0                    *
   Edify Capital Group (3) .................           70,236,000                90.68
      801 S. Garfield Avenue, Suite 200,
      Alhambra, CA 91801
   Transfix Global Corporation (3) .........           75,530,000                91.28
      11028 Ave Playa Veracruz
      San Diego, CA 92124
   All  directors and officers as a group (6
   persons) ................................            1,260,000                 17.5%

----------
*Less than 1 percent

(1) Unless otherwise indicated, the address is 9444 Waples Street, Suite 290, San Diego, CA
(2) Based on 7,215,000 fully diluted shares of common stock issued and outstanding as of July 13, 2005.
(3)   Includes shares issuable upon conversion of 8% Convertible Debenture.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the fiscal year ended March 31, 2004, our shareholders contributed capital of $20,000 and accrued $247,546 of accounts payable debt (for a total contributed capital amount of $267,546). During the fiscal year ended March 31, 2005, the total contributed capital of $267,546 was reallocated for a total of 250,002 shares of common stock, which had previously been issued to a number of different related entities in exchange for their forgiveness of the debt as well as payment of $10,000.

      Change of Control and Spin-Off of NutraTek. On June 30, 2004, Richard Mangiarelli purchased 126,000,000 shares of Advanced Healthcare common stock from its former President, Chief Executive Officer, Director, and majority stockholder, Johnny Sanchez. As a result, Mr. Mangiarelli held approximately 52.5% of the issued and outstanding common stock of Advanced Healthcare immediately after the transaction.

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

On June 30, 2004, we entered into a Release and Indemnity Agreement with Johnny Sanchez, our former President, Chief Executive Officer, Director, and majority stockholder, pursuant to which we sold the all of our membership interest in NutraTek to Mr. Sanchez in exchange for Mr. Sanchez's agreement to do the following: (a) release us from any and all claims that Mr. Sanchez may have had against us; (b) indemnify us for any and all claims against or liabilities of Global Resource that existed before June 30, 2004, and (c) to cooperate with and assist us in connection with our reporting obligations or filing requirements under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, and to deliver such other instruments and take such other actions as may be reasonably requested by us in order to carry out the intent of the agreement.

Item 13. EXHIBITS

Exhibit No.                      Description
-----------                      -----------

2.2         Stock Purchase Agreement (1)
3.1         Articles of Incorporation, as amended to date (2)
3.2         Amended and Restated Bylaws (2)
4.1         Form of Debenture (3)
4.2         2004 Stock Option Plan
10.1        Release and Indemnity Agreement (1)
10.2        Operating Agreement for Well Renewal LLC (3)
31.1        Certification of Richard Mangiarelli pursuant to Rule 13a-14(a)
32.1 Certification of Richard Mangiarelli pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

(1) Filed as an exhibit to Current Report on Form 8-K filed July 15, 2004 and incorporated herein by reference.
(2) Filed as an exhibit to Registration Statement on Form 8-A12G (File No. 000-50944) and incorporated herein by reference.
(3) Filed as an exhibit to Current Report on Form 8-K filed on February 23, 2005 and incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

      The Board of Directors selected HJ Associates & Consultants, LLP, independent accountants, as our auditors for the year ending March 31, 2006. HJ Associates & Consultants, LLP previously audited our consolidated financial statements for the fiscal year ended March 31, 2005.

Audit Fees

      HJ Associates & Consultants, LLP billed us $15,479 in fees for our 2005 annual audit and review of our quarterly financial statements for that year. HJ Associates & Consultants, LLP billed us $21,034 in fees for our 2004 annual audit, and James E. Scheifley, P.C. our previous independent auditors, billed us $7,500 in fees for the review of our quarterly financial statements for 2004. Audit-Related Fees We did not pay any fees to HJ Associates & Consultants, LLP or James E. Scheifley, P.C. for assurance and related services that are not reported under Audit Fees above in 2005 or 2004.

Tax Fees

      We paid $469 to HJ Associates & Consultants, LLP for tax compliance, tax planning and tax advice in 2005. We did not pay any fees to HJ Associates & Consultants, LLP or James E. Scheifley, P.C. for tax compliance, tax advice or tax planning in 2004.

All Other Fees

      In 2004, James E. Scheifley, P.C. billed us $1,000 for work in connection with registration statements on Form S-8, and $0 for all other fees. We did not pay any fees to HJ Associates & Consultants, LLP for any registration statement work, tax services, or any other fees in 2004.

Pre-Approval Policies and Procedures

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by HJ Associates & Consultants, LLP and the estimated fees related to these services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBAL RESOURCE CORP.


                                        By: /s/ Richard Mangiarelli
                                            ------------------------------------
                                            Richard Mangiarelli, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                             Title                            Date
--------------------------------------------------------------------------------


/s/ Richard Mangiarelli           President and Chairman           July 15, 2005
-----------------------           of the Board
Richard Mangiarelli               Chief Executive Officer


/s/ Bruce Caldwell                Director                         July 15, 2005
-----------------------
Director


/s/ Paul Ferandell                Director                         July 15, 2005
------------------
Director


/s/John E. Jordan                 Director                         July 15, 2005
-----------------
John E. Jordan


/s/Richard F. Schmidt             Director                         July 15, 2005
---------------------
Director


/s/Joost H. van Adelsberg, Jr.    Director                         July 15, 2005
------------------------------
Joost H. van Adelsberg, Jr.