Form 10QSB
period 2005-06-30
Global Resource CORP
filed 2005-08-12
CIK 1128949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005
                                     -------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                         Commission File No.: 000-50944

                           GLOBAL RESOURCE CORPORATION
                 (f/k/a Advanced Healthcare Technologies, Inc.)
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

As of August 9, 2005, 7,215,000 shares of Global Resource's common stock were outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                           GLOBAL RESOURCE CORPORATION

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2005


                           GLOBAL RESOURCE CORPORATION
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                     June 30,       March 31,
                                                       2005            2005
                                                    -----------    -----------
                                                    (Unaudited)

CURRENT ASSETS

   Cash                                             $       175    $       175
                                                    -----------    -----------

     Total Current Assets                                   175            175
                                                    -----------    -----------

OTHER ASSETS

   Investments (Note 4)                                  40,157         57,073
                                                    -----------    -----------

     Total Other Assets                                  40,157         57,073
                                                    -----------    -----------

     TOTAL ASSETS                                   $    40,332    $    57,248
                                                    ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES

   Accounts payable                                 $    17,654    $     5,438
   Accounts payable - related party                      54,004         52,795
   Wages payable                                        150,000        150,000
   Accrued interest                                       7,474          4,716
   Convertible debentures                               137,900        137,900
                                                    -----------    -----------

     Total Current Liabilities                          367,032        350,849
                                                    -----------    -----------

STOCKHOLDERS' DEFICIT

   Preferred stock: 50,000,000 shares authorized
       of $0.001 par value, no shares issued and
       outstanding                                           --             --
   Common stock: 2,000,000,000 shares authorized,
       of $0.001 par value, 7,215,000 shares
       issued and outstanding                             7,215          7,215
   Additional paid-in capital                         7,065,520      7,060,020
   Accumulated deficit                               (7,399,435)    (7,360,836)
                                                    -----------    -----------

     Total Stockholders' Deficit                       (326,700)      (293,601)
                                                    -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
           DEFICIT                                  $    40,332    $    57,248
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                             financial statements.

                           GLOBAL RESOURCE CORPORATION
                             Schedule of Investments

                    Description    Percent
Company             of Business    Ownership     Cost      Fair Value   Affiliation
-------             -----------    ---------     ----      ----------   -----------
Well Renewal, LLC    Oil Wells        50%     $150,000     $ 40,157 (1)    Yes


(1) Fair value determined by the Company's Board of Directors using the following formula: Net assets of $80,314 X percent ownership of 50% = 40,157

      See also Note 4 for further explanation on the Company's methods of determining fair values.

              The accompanying notes are an integral part of these
                             financial statements.

                           GLOBAL RESOURCE CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                    For the three months ended
                                                             June 30,
                                                    --------------------------
                                                       2005            2004
                                                    -----------    -----------

REVENUES                                            $        --    $        --

COST OF GOODS SOLD                                           --             --
                                                    -----------    -----------

GROSS PROFIT                                                 --             --
                                                    -----------    -----------

OPERATING EXPENSES

   General and administrative                            18,925             --
                                                    -----------    -----------

     Total Operating Expenses                            18,925             --
                                                    -----------    -----------

LOSS FROM OPERATIONS                                    (18,925)            --
                                                    -----------    -----------

OTHER EXPENSES

   Interest expense                                      (2,758)            --
   Unrealized loss on investment                        (16,916)            --
                                                    -----------    -----------

     Total Other Expense                                (19,674)            --
                                                    -----------    -----------

LOSS BEFORE DISCONTINUED OPERATIONS                     (38,599)            --
                                                    -----------    -----------

LOSS FROM DISCONTINUED OPERATIONS (Note 3)                   --       (116,946)
                                                    -----------    -----------

NET LOSS                                            $   (38,599)   $  (116,946)
                                                    ===========    ===========

BASIC LOSS PER SHARE

   Continued operations                             $     (0.01)   $        --
   Discontinued operations                                   --          (0.05)
                                                    -----------    -----------

     Total Loss per Share                           $     (0.01)   $     (0.05)
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         7,215,000      2,400,000
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                             financial statements.

                           GLOBAL RESOURCE CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                    For the three months ended
                                                             June 30,
                                                    --------------------------
                                                       2005            2004
                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITES

   Net loss                                         $   (38,599)   $  (116,946)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
       Unrealized loss on investment                     16,916             --
       Depreciation and amortization                         --            509
       Contributed services                               5,500             --
   Changes in assets and liabilities:
       Increase in accounts payable and accounts
           payable - related party                       13,425             --
       Increase in accrued expenses                       2,758
       Changes in discontinued assets
           and liabilities                                   --        106,679
                                                    -----------    -----------

           Net Cash Used by Operating Activities             --         (9,758)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                  --             --
                                                    -----------    -----------

           Net Cash Used by Investing Activities             --             --
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash used for partner draw                                --        (12,006)
   Cash contributed by former officer                        --         20,000
   Proceeds from issuance of note payable                    --         15,500
   Change from cash overdraft                                --        (13,736)
                                                    -----------    -----------

           Net Cash Provided by Financing
             Activities                             $       --     $     9,758
                                                    -----------    -----------

              The accompanying notes are an integral part of these
                             financial statements.

                           GLOBAL RESOURCE CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                       For the three months
                                                          ended March 31,
                                                    --------------------------
                                                       2005           2004
                                                    -----------    -----------

NET INCREASE IN CASH                                         --             --

CASH AT BEGINNING OF PERIOD                                 175             --
                                                    -----------    -----------

CASH AT END OF PERIOD                               $       175    $        --
                                                    ===========    ===========

CASH PAID FOR

   Interest                                         $        --    $        --
   Income taxes                                     $        --    $        --

SCHEDULE OF NON CASH FINANCING ACTIVITIES

   Contributed capital by shareholders              $     5,500    $   247,546

              The accompanying notes are an integral part of these
                             financial statements.

                           GLOBAL RESOURCE CORPORATION
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 1 - FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2005 audited financial statements. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

                           GLOBAL RESOURCE CORPORATION
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 3 - DISCONTINUED OPERATIONS (Continued)

         The net loss from discontinued operations for the three months ended June 30, 2004 are the operations of NutraTek for the three months ended March 31, 2004 because the spin off of NutraTek took place three months after Advanced Healthcare Technologies, Inc. year end and NutraTek had a December 31 year end, therefore three months after NutraTek's year end would be March 31, 2004.

                                                                  For the Three
                                                                   Months Ended
                                                                    March 31,
                                                                      2004
                                                                   -----------
                 REVENUES                                          $    15,349

                 COST OF GOODS SOLD                                      4,108
                                                                   -----------

                 GROSS PROFIT                                           11,241
                                                                   -----------

                 OPERATING EXPENSES

                   Payroll                                              53,930
                   Rent                                                  2,271
                   Professional fees                                    49,104
                   Depreciation                                            509
                   General and administrative                           21,362
                                                                   -----------

                     Total Operating Expenses                          127,176
                                                                   -----------

                 LOSS FROM OPERATIONS                                 (115,935)
                                                                   -----------

                 OTHER EXPENSE

                   Interest expense                                     (1,011)
                                                                   -----------

                     Total Other Expense                                (1,011)
                                                                   -----------

                 NET LOSS                                          $  (116,946)
                                                                   ===========

                 BASIC LOSS PER SHARE                              $     (0.05)
                                                                   ===========

                 WEIGHTED AVERAGE NUMBER OF SHARES
                  OUTSTANDING                                        2,400,000
                                                                   ===========

                           GLOBAL RESOURCE CORPORATION
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 4 - INVESTMENTS

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

                           GLOBAL RESOURCE CORPORATION
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 4 - INVESTMENTS (Continued)

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

         Based on the previous methodology, the Company determined that it's investment in Well Renewal, LLC. was to be valued at $57,073 on the date of investment. Accordingly during 2004 a loss on the investment valuation of $92,927 was recorded. As of June 30, 2005, the Company determined that the value of their investment had decreased to $40,157, therefore an unrealized loss on investment was recorded in the amount of $16,916.

         The Company has not retained independent appraises to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 5 - MATERIAL EVENTS

         On June 17, 2005 Jimmy Villalobos resigned as president of the Company.

                           GLOBAL RESOURCE CORPORATION
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         From September 27, 2004 through December 6, 2004, the Company issued approximately 4,815,000 shares of common stock (the "Shares") upon conversion of certain outstanding convertible debentures. The Company did not register the Shares under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on various exemptions from registration, including, but not limited to, Section 3(b) of the Securities Act and Regulation E promulgated thereunder.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         During the quarter ended June 30, 2005, a shareholder of the Company maintained office space and provided services that resulted in rent expense of $500 and in payroll expense of $5,000. Both of these amounts were contributed to capital.

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

      Global Resource's new management decided to terminate the nutritional products business and elected to become a business development company. As a business development company, Global Resource will focus on making investments in securities, and making available significant managerial assistance with respect to the issuers of such securities, of companies that meet the following criteria:

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

      To date, we have made one investment in Well Renewal LLC. Well Renewal manages and operates oil wells in Oklahoma by utilizing a nitrogen and carbon dioxide gas injection unit to "pump up" and re-pressure the wells to increase oil output. At June 30, 2005, our investment in Well Renewal, valued at approximately $40,157, with a cost of $150,000, consisted of the purchase of a 50% interest in Well Renewal LLC.

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

Liquidity and Capital Resources

      We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We anticipate that we will require at least $250,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities it elects to pursue.

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

      In addition, in September 2004, we commenced an offering of our common stock pursuant to Regulation E of the Securities Act of 1933, as amended. Pursuant to this offering, we have sold 1,220,000 shares of common stock for $12,200, and holders of the debentures referenced above have converted, in the aggregate, approximately $19,800 of principal and interest due thereunder into 3,595,000 shares of our common stock. Since that time, the issuance of a convertible debenture in the principal amount of $25,000 to Javelin Holdings for services rendered has been rescinded by mutual agreement between us and Javelin Holdings. Before this rescission, Javelin had converted $875 of principal on the convertible debenture into 175,000 shares of common stock. In connection with the rescission of the convertible debenture, Javelin returned 175,000 shares of common stock to us for cancellations. These shares have not yet been cancelled.

      In January 2005, we amended this offering to reduce the range of the price per share of the offering. The Division of Investment Management of the Securities and Exchange Commission ("SEC") has delivered comments to Global Resource regarding this amended offering, and Global Resource is currently working with the Division of Investment Management to address these comments. We will not issue any shares in reliance on Regulation E until all comments from the SEC are resolved. This offering may not provide Global Resources with the capital necessary to fund its operations. In the interim, we will continue to seek additional forms of capital and our management may provide additional financing as required.

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

      Since that time, the issuance of a convertible debenture in the principal amount of $25,000 to Javelin Holdings for services rendered has been rescinded by mutual agreement between us and Javelin Holdings. Before this rescission, Javelin had converted $875 of principal on the convertible debenture into 175,000 shares of common stock. In connection with the rescission of the convertible debenture, Javelin returned 175,000 shares of common stock to us for cancellations. These shares have not yet been cancelled.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      (a) None.

      (b) None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      (a) On November 16, 2004, our board of directors appointed Jimmy Villalobos as our President, replacing Richard Mangiarelli, who resigned as President but remained as our Chief Executive Officer. On June 17, 2005, Mr. Villalobos resigned as our President, and our board of directors reappointed Mr. Mangiarelli as our President.

      (b) None.

ITEM 6 - EXHIBITS

Item
No.   Description                                           Method of Filing
---   -----------                                           ----------------

31.1  Certification of Richard Mangiarelli pursuant to      Filed electronically
      Rule 13a-14(a)                                        herewith.

32.1  Chief Executive Officer and Chief Financial Officer   Filed electronically
      Certification pursuant to 18 U.S.C. ss. 1350 adopted  herewith.
      pursuant to Section 906 of the Sarbanes Oxley Act of
      2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GLOBAL RESOURCE CORPORATION

August 11, 2005                /s/ Richard Mangiarelli
                               -------------------------------------------------
                               Richard Mangiarelli
                               Chief Executive Officer
                               (Principal Executive Officer, Principal Financial
                               Officer, and Principal Accounting Officer)