Form 10QSB
period 2005-09-30
Global Resource CORP
filed 2005-11-14
CIK 1128949

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005
                                        ------------------

    | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________


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

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2005, 7,215,034 shares of Global Resource's common stock were outstanding.

Transitional Small Business Disclosure Format:        Yes | |     No |X|


================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           GLOBAL RESOURCE CORPORATION

                              FINANCIAL STATEMENTS

                               September 30, 2005

                           GLOBAL RESOURCE CORPORATION
                                 Balance Sheets

                                     ASSETS

                                                   September 30,      March 31,
                                                       2005             2005
                                                    -----------    ------------
                                                    (Unaudited)

CURRENT ASSETS
   Cash                                             $       155    $        175
                                                    -----------    ------------
     Total Current Assets                                   155             175
                                                    -----------    ------------
OTHER ASSETS
   Investments (Note 4)                                  35,555          57,073
                                                    -----------    ------------
     Total Other Assets                                  35,555          57,073
                                                    -----------    ------------
     TOTAL ASSETS                                   $    35,710    $     57,248
                                                    ===========    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                 $    35,454     $     5,438
   Accounts payable - related party                      54,004          52,795
   Accrued expenses - related party                         500              --
   Wages payable                                        170,000         150,000
   Accrued interest                                      10,232           4,716
   Convertible debentures                               137,900         137,900
                                                    -----------    ------------
     Total Current Liabilities                          408,090         350,849
                                                    -----------    ------------
STOCKHOLDERS' DEFICIT
   Preferred stock: 50,000,000 shares authorized
      of $0.001 par value, no shares issued and
      outstanding                                           --               --
   Common stock: 2,000,000,000 shares authorized,
      of $0.001 par value, 7,215,000 shares
      issued and outstanding                              7,215            7,215
   Additional paid-in capital                         7,065,520        7,060,020
   Accumulated deficit                               (7,445,115)      (7,360,836)
                                                    -----------    -------------
     Total Stockholders' Deficit                       (372,380)        (293,601)
                                                    -----------    -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
               DEFICIT                              $    35,710    $      57,248
                                                    ===========    =============

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                             Schedule of Investments
                                   (Unaudited)

                    Description    Percent
Company             of Business    Ownership     Cost      Fair Value   Affiliation
-------             -----------    ---------     ----      ----------   -----------
Well Renewal, LLC    Oil Wells        50%     $150,000     $ 35,555(1)      Yes

(1) Fair value determined by the Company's Board of Directors using the following formula: Net assets of $71,110 multiplied by percent ownership of 50% equals $35,555.

See also Note 4 for further explanation on the Company's methods of determining fair values.

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                           For the three                    For the six
                                           months ended                     months ended
                                           September 30,                    September 30,
                                   ----------------------------      ----------------------------
                                      2005              2004             2005             2004
                                   -----------      -----------      -----------      -----------
REVENUES                           $        --      $        --      $        --      $        --

COST OF GOODS SOLD                          --               --               --               --
                                   -----------      -----------      -----------      -----------
GROSS PROFIT                                --               --               --               --


OPERATING EXPENSES                      38,320           76,144           57,245           76,144
                                   -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS                   (38,320)         (76,144)         (57,245)         (76,144)

OTHER EXPENSE

 Interest Expense                       (2,758)              --           (5,516)              --
 Unrealized loss on Investment          (4,602)              --          (21,518)              --
                                   -----------      -----------      -----------      -----------
Total Other Expense                     (7,360)              --          (27,034)              --

LOSS BEFORE

 DISCONTINUED OPERATIONS               (45,680)         (76,144)         (84,279)         (76,144)
                                   -----------      -----------      -----------      -----------
LOSS FROM DISCONTINUED
  OPERATIONS (NOTE 3)                       --               --               --         (116,946)
                                   -----------      -----------      -----------      -----------
NET LOSS                           $   (45,680)     $   (76,144)     $   (84,279)     $  (193,090)
                                   ===========      ===========      ===========      ===========


BASIC LOSS PER SHARE

  Continuing Operations            $     (0.01)     $     (0.03)     $     (0.01)     $     (0.03)
  Discontinued Operations                   --               --               --            (0.05)
                                   -----------      -----------      -----------      -----------

      Total Loss per Share         $     (0.01)     $     (0.03)     $     (0.01)     $     (0.08)
                                   ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              7,215,000        2,400,000        7,215,000        2,400,000
                                   ===========      ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                        For the six months
                                                        ended September 30,
                                                    --------------------------
                                                       2005            2004
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITES
   Net loss                                         $   (84,279)   $  (193,090)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
       Unrealized loss on investment                     21,518             --
       Depreciation and amortization                         --            509
       Contributed services                               5,500             --
       Noncash interest expense related to
        beneficial conversion feature of debt               --          25,000
   Changes in assets and liabilities:
       Increase in accounts payable and accounts
           payable - related party                       31,225         26,144
       Increase in accrued expenses and accrued
           expenses - related party                      26,016             --
       Changes in discontinued assets
           and liabilities                                   --        106,679
                                                    -----------    -----------
           Net Cash Used by Operating Activities           (20)        (34,758)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                  --             --
                                                    -----------    -----------
           Net Cash Used by Investing Activities             --             --
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash used for partner draw                                --        (12,006)
   Cash contributed by former officer                        --         20,000
   Proceeds from issuance of note payable                    --         15,500
   Change from cash overdraft                                --        (13,736)
   Proceeds from convertible debenture                       --         25,000
                                                    -----------    -----------
           Net Cash Provided by Financing
             Activities                             $       --     $    34,758
                                                    -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                       For the six months
                                                       ended September 30,
                                                    --------------------------
                                                       2005           2004
                                                    -----------    -----------

NET INCREASE IN CASH                                        (20)            --

CASH AT BEGINNING OF PERIOD                                 175             --
                                                    -----------    -----------

CASH AT END OF PERIOD                               $       155    $        --
                                                    ===========    ===========

CASH PAID FOR

   Interest                                         $        --    $        --
   Income taxes                                     $        --    $        --

SCHEDULE OF NON CASH FINANCING ACTIVITIES

   Contributed capital by shareholders              $     5,500    $   247,546



   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                        Notes to the Financial Statements
                               September 30, 2005

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2005 audited financial statements. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

                           GLOBAL RESOURCE CORPORATION
                        Notes to the Financial Statements
                               September 30, 2005

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
                                                  ===========


                           GLOBAL RESOURCE CORPORATION
                        Notes to the Financial Statements
                               September 30, 2005

NOTE 4 - INVESTMENTS

The Company currently has a 50% investment in Well Renewal, LLC. The Company paid $150,000 for a 50% controlling interest in Well Renewal, LLC on January 11, 2005. The business plan of Well Renewal is to obtain revenues via the management and operation of thirty oil wells located in Oklahoma.

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

                           GLOBAL RESOURCE CORPORATION
                        Notes to the Financial Statements
                               September 30, 2005

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

The estimated value of each investment shall be determined as follows:

- Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.
- Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
- Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.
- The Board reserves the right to hire an independent, certified appraiser to assist with establishing a valuation of portfolio investments. Barring any extraordinary factors, a certified appraised value shall be used when available.

Based on the previous methodology, the Company determined that it's investment in Well Renewal, LLC was to be valued at $57,073 on the date of investment. Accordingly during 2004 a loss on the investment valuation of $92,927 was recorded. As of September 30, 2005, the Company determined that the value of their investment had decreased to $35,555, therefore an unrealized loss on investment was recorded in the amount of $21,518.

The Company has not retained independent appraises to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 5 - MATERIAL EVENTS

On June 17, 2005 Jimmy Villalobos resigned as president of the Company.

                           GLOBAL RESOURCE CORPORATION
                        Notes to the Financial Statements
                               September 30, 2005

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2005, a shareholder of the Company maintained office space and provided services that resulted in rent expense of $500 and payroll expense of $5,000. Both of these amounts were contributed to capital.

During the quarter ended September 30, 2005, shareholders of the company maintained office space and provided services that resulted in rent expense of $500 and payroll expense of $20,000. Both of these amounts were recorded as accrued liabilities in the Accrued Liabilities - Related Party balance in the Wages Payable balance, respectively.

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

         To date, we have made one investment in Well Renewal LLC. Well Renewal manages and operates oil wells in Oklahoma by utilizing a nitrogen and carbon dioxide gas injection unit to "pump up" and re-pressure the wells to increase oil output. At September 30, 2005, our investment in Well Renewal, valued at approximately $35,555, with a cost of $150,000, consisted of the purchase of a 50% interest in Well Renewal LLC.

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

         (b) None.

ITEM 6 - EXHIBITS


Item
 No.       Description                                            Method of Filing
----       -----------                                            ----------------
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

                                            GLOBAL RESOURCE CORPORATION


November 14, 2005                            /s/ Richard Mangiarelli
                                            ------------------------------------
                                            Richard Mangiarelli
                                            Chief Executive Officer
                                            (Principal Executive Officer,
                                            Principal Financial Officer,
                                            and Principal Accounting Officer)