Form 10QSB
period 2005-12-31
Global Resource CORP
filed 2006-02-14
CIK 1128949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2005
                                     -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________


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

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 13, 2006, 7,215,000 shares of Global Resource's common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes |_| No |X|


================================================================================

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                    December 31,     March 31,
                                                      2005             2005
                                                     -----------    -----------
                                                   (Unaudited)
CURRENT ASSETS

   Cash                                              $       131    $       175
                                                     -----------    -----------
     Total Current Assets                                    131            175
                                                     -----------    -----------
OTHER ASSETS

   Investments (Note 4)                                        0         57,073
                                                     -----------    -----------
     Total Other Assets                                        0         57,073
                                                     -----------    -----------
     TOTAL ASSETS                                    $       131    $    57,248
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES

   Accounts payable                                  $    46,763    $     5,438
   Accounts payable - related party                       54,004         52,795
   Accrued expenses - related party                        1,000             --
   Wages payable                                         190,000        150,000
   Accrued interest                                       12,888          4,716
   Convertible debentures                                102,345        137,900
                                                     -----------    -----------
     Total Current Liabilities                           407,000        350,849
                                                     -----------    -----------
STOCKHOLDERS' DEFICIT

   Preferred stock: 50,000,000 shares authorized
      of $0.001 par value, no shares issued and
      outstanding                                             --             --
   Common stock: 2,000,000,000 shares authorized,
      of $0.001 par value, 7,215,000 shares
      issued and outstanding                               7,215          7,215
   Additional paid-in capital                          7,065,520      7,060,020
   Accumulated deficit                                (7,479,604)    (7,360,836)
                                                     -----------    -----------
     Total Stockholders' Deficit                        (406,869)      (293,601)
                                                     -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
               DEFICIT                               $       131    $    57,248
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                        For the three                For the nine
                                        months ended                 months ended
                                         December 31,                December 31,
                                 --------------------------    --------------------------
                                    2005            2004          2005            2004
                                 -----------    -----------    -----------    -----------
REVENUES                         $        --    $        --    $        --    $        --

COST OF GOODS SOLD                        --             --             --             --
                                 -----------    -----------    -----------    -----------
GROSS PROFIT                              --             --             --             --


OPERATING EXPENSES                    31,833        153,376         89,078        204,520
                                 -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                 (31,833)      (153,376)       (89,078)      (204,520)

OTHER EXPENSE
 Interest Expense                     (2,656)      (101,670)        (8,172)      (126,670)
 Unrealized loss on Investment            --             --        (21,518)            --
                                 -----------    -----------    -----------    -----------
Total Other Expense                   (2,656)      (101,670)       (29,690)      (126,670)

LOSS BEFORE
 DISCONTINUED OPERATIONS             (34,489)      (255,046)      (118,768)      (331,190)
                                 -----------    -----------    -----------    -----------
LOSS FROM DISCONTINUED
  OPERATIONS (NOTE 3)                     --             --             --       (116,946)
                                 -----------    -----------    -----------    -----------
NET LOSS                         $   (34,489)   $  (255,046)   $  (118,768)   $  (448,136)
                                 ===========    ===========    ===========    ===========


BASIC LOSS PER SHARE

  Continuing Operations          $     (0.00)   $     (0.05)   $     (0.02)   $     (0.10)
  Discontinued Operations                 --             --             --          (0.04)
                                 -----------    -----------    -----------    -----------

      Total Loss per Share       $     (0.00)   $     (0.05)   $     (0.02)   $     (0.14)
                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING            7,215,000      5,013,043      7,215,000      3,274,182
                                 ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                         For the nine months
                                                         ended December 31,
                                                    ---------------------------
                                                       2005            2004
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITES

   Net loss                                         $  (118,768)    $  (448,136)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
       Unrealized loss on investment                     21,518              --
       Depreciation and amortization                         --             509
       Debenture issued for services                         --          25,000
       Contributed services                               5,500              --
       Noncash interest expense related to
        beneficial conversion feature of debt                --         125,000
   Changes in assets and liabilities:
       Increase in accounts payable and accounts
           payable - related party                       42,534          35,805
       Increase in accrued expenses and accrued
           expenses - related party                      49,172         103,670
       Changes in discontinued assets
           and liabilities                                   --         106,679
                                                    -----------     -----------

           Net Cash Used by Operating Activities            (44)        (51,473)
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES                         --              --
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash used for partner draw                                --         (12,006)
   Cash contributed by former officer                        --          20,000
   Common stock sold or subscribed for cash                  --          12,200
   Proceeds from issuance of note payable                    --          15,500
   Change from cash overdraft                                --         (13,736)
   Proceeds from convertible debenture                       --         125,000
                                                    -----------     -----------

           Net Cash Provided by Financing
             Activities                             $        --     $   146,958
                                                    -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                         For the nine months
                                                         ended December 31,
                                                    ----------------------------
                                                       2005             2004
                                                    -----------      -----------

NET INCREASE IN CASH                                        (44)          95,485

CASH AT BEGINNING OF PERIOD                                 175               --
                                                    -----------      -----------

CASH AT END OF PERIOD                               $       131      $    95,485
                                                    ===========      ===========

CASH PAID FOR

   Interest                                         $        --      $        --
   Income taxes                                     $        --      $        --

SCHEDULE OF NON CASH FINANCING ACTIVITIES

   Contributed capital by shareholders              $     5,500      $   247,546


The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                        Notes to the Financial Statements
                                December 31, 2005

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2005 audited financial statements. The results of operations for the period ended December 31, 2005 are not necessarily indicative of the operating results for the full year.

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

                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2005

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


                                                       For the three
                                                        months ended
                                                       March 31,2004
                                                        -----------

      REVENUES                                          $    15,349

      COST OF GOODS SOLD                                      4,108
                                                        -----------

      GROSS PROFIT                                           11,241
                                                        -----------

      OPERATING EXPENSES

        Payroll                                              53,930
        Rent                                                  2,271
        Professional fees                                    49,104
        Depreciation                                            509
        General and administrative                           21,362
                                                        -----------

          Total Operating Expenses                          127,176
                                                        -----------

      LOSS FROM OPERATIONS                                 (115,935)
                                                        -----------
      OTHER EXPENSE

        Interest expense                                     (1,011)
                                                        -----------

          Total Other Expense                                (1,011)
                                                        -----------

      NET LOSS                                          $  (116,946)
                                                        ===========

      BASIC LOSS PER SHARE                              $     (0.04)
                                                        ===========
      WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING                                        3,274,182
                                                        ===========

                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2005

NOTE 4 - INVESTMENTS

During the year the Company held a 50% investment in Well Renewal, LLC (Well Renewal). The Company paid $150,000 for a 50% controlling interest in Well Renewal on January 11, 2005. The business plan of Well Renewal was to obtain revenues via the management and operation of thirty oil wells located in Oklahoma.

On December 15, 2005 Company entered into an agreement with Transnix Global Corporation (Transnix) to exchange their 50% interest in Well Renewal in partial satisfaction of certain debentures issued by Global Resource Corporation. Prior to the execution of the agreement the Company's outstanding debentures totaled $137,900 plus accrued interest and the investment in Well Renewal was on the Company's books, valued at $35,555. The agreement stated that the payment amount would be equal to the value of the investment on the Company's books at the date of the agreement, therefore the Company gave Transnix their ownership rights in Well Renewal and credited their investment account for $35,555, resulting in a December 31, 2005 investment balance of $0, and debited their convertible debentures liability for $35,555, resulting in a December 31, 2005 Debenture balance of $102,345.

NOTE 5 - MATERIAL EVENTS

On June 17, 2005 Jimmy Villalobos resigned as president of the Company.

On December 15, 2005, after a thorough review of the costs and potential regulatory requirements of complying with the Investment Company Act of 1940, the Board of Directors of the Company approved the Companies election to withdraw its election to be subject to sections 55 through 65 of the Investment Company Act of 1940, pursuant to the provisions of section 54(c) of the Act. As such, and with the transfer of the Well Renewal, LLC interest, the Company has become a Development Stage Company. Although the company became a Development Stage Company on December 15, 2005, the Company will disclose the from inception columns on the Statement of Operations and on the Cash Flow Statement as though it took place on December 31, 2005.

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

                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2005

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

During the quarters ended September 30, 2005 and December 31, 2005, shareholders of the company maintained office space and provided services that resulted in rent expense of $1,000 and payroll expense of $40,000. Both of these amounts were recorded as accrued liabilities in the Accrued Liabilities - Related Party balance in the Wages Payable balance, respectively.

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

      Global Resource's new management decided to terminate the nutritional products business and elected to become a business development company. As a business development company, Global Resource focused on making investments in securities, and making available significant managerial assistance with respect to the issuers of such securities. Since becoming a business development company, we made one investment in Well Renewal LLC. Well Renewal manages and operates oil wells in Oklahoma by utilizing a nitrogen and carbon dioxide gas injection unit to "pump up" and re-pressure the wells to increase oil output. At September 30, 2005, our investment in Well Renewal, valued at approximately $35,555, with a cost of $150,000, consisted of the purchase of a 50% interest in Well Renewal LLC.

      On November 18, 2005 we entered into a pledge agreement (the "Pledge Agreement") with Transix Global Corporation ("Transnix") pursuant to which we pledged our 50% membership interest in Well Renewal, LLC (the "Membership Interest") in order to prevent Transnix from commencing legal action against us for repayment of those certain 8% convertible debentures issued by us to Transnix (the "Debentures") and to provide Transnix with additional security for repayment of the Debentures. We subsequently defaulted on payment of the Debentures.

      On December 15, 2005, we entered into an agreement with Transnix (the "Collateral Foreclosure Agreement") pursuant to which (i) Transnix, pursuant to the terms of the Pledge Agreement, accepted the Membership Interests (the collateral under the Pledge Agreement) in satisfaction of $35,555.00 of principal and interest obligations secured under the Debentures and (ii) we raised no objection to Transnix accepting the Membership Interest in satisfaction of $35,555.00 of principal and interest obligations under the Debentures and waived any and all notice periods under the Uniform Commercial Code.

      On December 15, 2005, after a thorough review of the costs and potential regulatory requirements of complying with the Investment Company Act of 1940, the Board of Directors of the Company approved "Notification of Withdrawal" on Form n-54C with the Securities and Exchange Commission to withdraw our election to be subject to sections 55 through 65 of the Investment Company Act of 1940. On December 19, 2005, our "Notification of Withdrawal" on Form n-54C was filed with the Securities and Exchange Commission. As such, and with the transfer of the Well Renewal, LLC interest described above, we became a Development Stage Company.

      Although we became a Development Stage Company on December 15, 2005, we will disclose the from inception columns on the Statement of Operations and the Statement of Cash Flows as though it took place on December 31, 2005. We were unable to attract sufficient investment capital as a Business Development Company (BDC) to execute our strategy of acquiring and developing companies. We believe we are now better able to address its capital structure since we are no longer subject to the BDC Provisions.

      The election to withdraw the Company as a BDC under the Investment Company Act has resulted in a significant change in our required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDC's to recognize income and value their investments at market value as opposed to historical cost. As a development stage company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and our intent with respect to the period of time we intend to hold the investment.

      As an operating company, we must consolidate our financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDC's.

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

      On December 15, 2005, pursuant to the terms of the Collateral Foreclosure Agreement, we exchanged our Membership Interests in Well Renewal LLC in partial satisfaction of the Debentures issued by us. Our debentures totaled $137,900 plus accrued interest. The transfer of the investment in Well Renewal, LLC was made at its book value of $35,555. The remaining balance of the convertible debenture is $102,345 plus accrued interest. As of December 31, 2005, we no longer hold any interst in Well Renewal LLC.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      (a) On November 18, 2005 we entered into a pledge agreement (the "Pledge Agreement") with Transix Global Corporation ("Transnix") pursuant to which we pledged our 50% membership interest in Well Renewal, LLC (the "Membership Interest") in order to prevent Transnix from commencing legal action against us for repayment of those certain 8% convertible debentures issued by us to Transnix (the "Debentures") and to provide Transnix with additional security for repayment of the Debentures. We subsequently defaulted on payment of the Debentures.

      On December 15, 2005, we entered into an agreement with Transnix (the "Collateral Foreclosure Agreement") pursuant to which (i) Transnix, pursuant to the terms of the Pledge Agreement, accepted the Membership Interests (the collateral under the Pledge Agreement) in satisfaction of $35,555.00 of principal and interest obligations secured under the Debentures and (ii) we raised no objection to Transnix accepting the Membership Interest in satisfaction of $35,555.00 of principal and interest obligations under the Debentures and waived any and all notice periods under the Uniform Commercial Code.

      Prior to our exchange of our Membersship Intersest, the Debentures totaled $137,900 plus accrued interest. The remaining balance of the Debentures held by Transnix is $102,345 plus accrued interest.


      (b)   None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      (a)

      1. On June 30, 2005, Richard F. Schmidt resigned as a director. Mr. Schmidt's resignation as a director was not because of any disagreements with us on matters relating to our operations, policies or practices.

      2. Pledge Agreement. On November 18, 2005 we entered into a pledge agreement (the "Pledge Agreement") with Transix Global Corporation ("Transnix") pursuant to which we pledged our 50% membership interest in Well Renewal, LLC (the "Membership Interest") in order to prevent Transnix from commencing legal action against us for repayment of those certain 8% convertible debentures issued by us to Transnix (the "Debentures") and to provide Transnix with additional security for repayment of the Debentures.

      3. Collateral Foreclosure Agreement. On December 15, 2005, we entered into an agreement with Transnix (the "Collateral Foreclosure Agreement") pursuant to which (i) Transnix, pursuant to the terms of the Pledge Agreement, accepted the Membership Interests (the collateral under the Pledge Agreement) in satisfaction of $35,555.00 of principal and interest obligations secured under the Debentures and (ii) we raised no objection to Transnix accepting the Membership Interest in satisfaction of $35,555.00 of principal and interest obligations under the Debentures and waived any and all notice periods under the Uniform Commercial Code.

      4. On December 19, 2005, we filed a "Notification of Withdrawal" on Form n-54C with the Securities and Exchange Commission to withdraw our election to be subject to sections 55 through 65 of the Investment Company Act of 1940. This withdrawal of election was approved by our Board of Directors.

         (b) None.

ITEM 6 - EXHIBITS

Item No.      Description                                               Method of Filing
--------      -----------                                               ----------------
10.1          Pledge Agreement, dated November 18, 2005 between         Filed electronically herewith.
              Global Resource Corporation and Transnix Global
              Corporation.
10.2          Agreement, dated December 15, 2005 bewteen Global         Filed electronically herewith.
              Resource Corporation and Transnix Global Corporation.
31.1          Certification of Richard Mangiarelli pursuant to          Filed electronically herewith.
              Rule 13a-14(a)
32.1          Chief Executive Officer and Chief Financial Officer       Filed electronically herewith.
              Certification pursuant to 18 U.S.C. ss. 1350 adopted
              pursuant to Section 906 of the Sarbanes Oxley Act of
              2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GLOBAL RESOURCE CORPORATION


February 13, 2006              /s/ Richard Mangiarelli
                               -------------------------------------------------
                               Richard Mangiarelli
                               Chief Executive Officer
                               (Principal Executive Officer, Principal Financial
                               Officer, and Principal Accounting Officer)