Form 10KSB
period 2006-03-31
Global Resource CORP
filed 2006-07-20
CIK 1128949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2006
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                       for the transaction period from to

                        Commission File Number 000-50944

                           GLOBAL RESOURCE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Nevada                                          84-1565820
--------------------------------------------------------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation)                                      Identification No.)

219 Robwood Road, Baltimore MD                               21222
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number         (410) 477-1328
                           ----------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                          Name of each exchange on which
                                                       Registered

-------------------------------------    ---------------------------------------

-------------------------------------    ---------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act _____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the closing price of the stock as of June 23, 2006 of $0.02, the aggregate market value of voting stock held by non-affiliates is $96,300.

As of June 23, 2006, 7,215,034 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.     Description of Business.........................................   4
Item 2.     Description of Property.........................................   8
Item 3.     Legal Proceedings...............................................   8
Item 4.     Submission of Matters to a Vote of Security Holders.............   8

PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities............   9
Item 6.     Management's Discussion and Analysis or Plan of Operation.......  10
Item 7.     Financial Statements............................................ F-1
Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................  11
Item 8A.    Controls and Procedures.........................................  11
Item 8B.    Other Information ..............................................  12

PART III

Item 9.     Directors and Executive Officers of the Registrant..............  13
Item 10.    Executive Compensation..........................................  14
Item 11.    Security Ownership of Certain Beneficial Owners
            and Management..................................................  14
Item 12.    Certain Relationships and Related Transactions..................  15
Item 13.    Exhibits and Reports on Form 8-K................................  16
Item 14.    Principal Accountant Fees and Services..........................  16

Forward-Looking Statements

     When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products and services; competitive products and pricing; changes in the regulation of our industry; a failure to timely obtain necessary regulatory approvals; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC's rules, and other corporate governance requirements; changing government regulations and laws applicable to our products; competitive factors such as pricing pressures; as well as other factors and other risks set forth in Item 1 under "Cautionary Factors That May Affect Future Results" and elsewhere herein.

     Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company was organized as a Colorado corporation on March 28, 2000 under the name "Email Mortgage Com, Incorporated ("Email Mortgage Com"). Its business focus was the marketing of first and second mortgages, principally through its website. The Company was not successful with that business and in 2002 it discontinued those operations, liquidated its loan inventory, and paid off its then existing liabilities. Also in 2002, Email Mortgage Com changed its state of domicile from Colorado to Nevada and changed its name to "Advanced Healthcare Technologies, Inc." ("Advanced Healthcare"). Under such name, the Company first owned and operated a subsidiary named "Advanced Hyperbaric Industries, Inc." ("Advanced Hyperbaric") which engaged in the manufacture and marketing of rigid extremity hyperbaric chambers and a sacral patch device, both of which utilized oxygen therapy for the treatment of open sores and wounds, including bedsores. On December 4, 2003, the Company acquired a 100% interest in "Nutratek LLC" ("Nutratek") which was engaged in the research and development of nutritional dietary supplements, functional food products and natural sweeteners, which products were manufactured by non-related third parties. On March 31, 2004, as a consequence of the Nutratek acquisition, the Company spun off and sold the intellectual properties and oxygen therapy products and business of Advanced Hyperbaric in exchange for the assumption of Advanced Hyperbaric's liabilities. On June 30, 2004 the former President, Chief Executive Officer, Director and majority stockholder sold his interest in the Company to an unrelated third party.

In connection with that sale and change in control, the Company's operating subsidiary, Nutratek was spun off to the selling majority stockholder and the purchaser determined to change the business of the Company to that of a business development company. On September 17, 2004 the Company filed a notice with the Securities and Exchange Commission ("SEC") electing to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended. The intent was to focus on acquiring interests in portfolio companies doing business in the energy sector. While operating as a BDC, and seeking energy-related portfolio companies, on January 11, 2005 the Company acquired a 50% interest in Well Renewal, LLC ("Well Renewal"), an entity which managed and operated approximately 30 oil wells in Oklahoma by utilizing a nitrogen and carbon dioxide gas injection unit to "pump up" and re-pressurize the wells to increase oil output.

By December, 2005 it became clear that the Company was unlikely to obtain the necessary funding for exploitation of its BDC business plan. As a result, on December 15, 2005 the Company entered into a foreclosure agreement with a creditor, Transnix Global Corporation ("Transnix"), to which it had pledged the Well Renewal interests. Pursuant to the foreclosure agreement, Transnix accepted the Well Renewal interests in satisfaction of certain principal and interest obligations secured thereby and the Company waived all objections to the foreclosure. Concurrently, the Company determined to withdraw its election to be regulated as a BDC, and that "Notification of Withdrawal" was filed with the SEC on December 17, 2005.

As a result of the December 15, 2005 foreclosure on the pledged Well Renewal interests and determination to terminate the BDC business plan, the Company has been a "development stage company" and a shell corporation since that date.

On June 7, 2006, an unrelated third party acquired the Restated and Amended Debenture owned by Transnix Global Corporation, which represented the balance of the indebtedness by the Company to Transnix in the principal amount of $102,345 and accrued interest of $16,274. In conjunction with the assignment of the Debenture, all of the Company's directors (Messrs.Caldwell, Ferandell, Jordan, Mangiarelli and van Adelsberg) and the Company's sole officer, Richard Mangiarelli, resigned. Contemporaneously, Mary K. Radomsky was elected as a director and as the sole officer of the Company.


REPORTS TO SECURITY HOLDERS

We file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended. The public may read and copy any material that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC. The address of that site is http://www.sec.gov

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains some forward-looking statements. "Forward-looking statements" describe our current expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, the outcome of contingencies and financial results. Specifically, this includes all references to the Merger Agreement under negotiation with Carbon Recovery Corporation. Any or all of the forward-looking statements we make may turn out to be wrong.

They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, such as product acceptance, competition and marketing capabilities, will be important in determining future results. Consequently, no forward-looking statements can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as specifically required, as in the event of the securing of a definitive Merger Agreement with Carbon Recovery Corporation or any other entity and the closing of any such agreement. You are advised, however, to consult any future disclosures we make on related subjects in our 10-QSB, 8-KSB, and 10-KSB reports to the SEC.

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

o We are not an operating company, we have no revenues or earnings, and we have no material assets. All prior business operations, including the most recent attempted business as a BDC, have been terminated or abandoned; they operated at a loss. We were unable to secure sufficient working capital to effectuate our proposed BDC business plan and since December 15, 2005 we have had no business, assets or operations.

o We are dependent on acquiring an operating company in order to have revenues. Since we have no operations of our own, we will only have revenues, and possibly earnings, by acquiring an operating company. Carbon Recovery Corporation, with which we are currently negotiating an Acquisition Agreement, is itself a development stage company which does not yet have revenues or earnings and which has limited assets, concentrated in certain intellectual property, and mostly utilized in connection with its R&D activities. Regardless of our current negotiations, however, there is no assurance that we will actually make any acquisition, whether or not in the environmental clean-up industry.

o Our success will be dependent upon the business which we acquire and especially its management. Our current management is seeking to take the Company into the environmental clean-up industry. We currently are negotiating an Acquisition Agreement for the acquisition of Carbon Recovery Corporation, although no definitive agreement has been reached. Any such agreement, however, will most likely result in changes in control and management of the Company, with control passing to the shareholders of the acquired entity and management of the Company passing to the managers of the acquired entity. Since there is no definitive agreement for the acquisition of any entity, there are no management disclosures in this filing which would assist in your evaluation of the potential success of the Company following any such acquisition.

o Our proposed acquisition of an environmental clean-up entity most likely will not permit diversification. Most probably, we will issue a controlling block of shares of our Common Stock to the shareholders of the acquired entity either as the result of a merger ("reverse merger") or in exchange for either their shares of the acquired entity or for the assets of such an entity. As a result, the Company will probably be controlled by the shareholders of the acquired entity. Given the current situation of the entities which the Company can potentially acquire, it should be assumed that all focus will be on developing the acquired business, which will require all of the funding which the Company may obtain. Under such circumstances, it must be assumed that no further acquisitions will be made and there will be no diversification.

o The issuance of shares to make an acquisition will result in reduction of ownership percentage in the Company for our current shareholders. Any acquisition which we might make would likely require the issuance of substantial shares of our Common Stock. The result will be that pre-transaction shareholders of the Company will experience a reduction in their percentage of ownership.

o The structure of an acquisition may impact the capital structure of the Company, in turn affecting the percentage of ownership of the pre-acquisition shareholders. Often such acquisitions involve adjustments to the number of shares issued and outstanding, such as a stock split, or the issuance of senior securities, such as Preferred Stock, or the issuance of dilutive securities, such as convertible securities, options and warrants.

o The Company has insufficient cash and financial resources to support any acquired business. The Company does not have the financial resources to support any acquired business. The expectation is that the Company will provide the acquired entity with publicly-trading status which, in turn, will permit the Company to raise capital to support the acquired business. There is uncertainty on whether this is a valid assumption, or whether sufficient capital can be raised to meet the requirements of an acquired business.

o The continued filing of reports with the Securities and Exchange Commission and the maintenance of trading on the OTC Bulletin Board is dependent upon the ability of any acquired business to meet the costs of that. Maintenance of public market status, where the filing of periodic reports with the SEC is required, is an expense, both financially and in terms of the time availability of Management. Whether an acquired business will have those resources cannot be known at this time.

o The reporting requirements under federal securities law will most likely delay our making an acquisition. Since we are a shell corporation, certain short deadline disclosure filing requirements relating to the acquired entity essentially require that all potential disclosure be ready prior to closing any proposed transaction.

ITEM 2. DESCRIPTION OF PROPERTIES.

All of the previously reported assets of the Company consisted of the interests in Well Renewal and insubstantial cash. As noted above under "Description of Business", the interests in Well Renewal passed to Transnix upon its foreclosure on those interests, which had been pledged as collateral security, on December 15, 2005. We own no plants or physical locations. Prior to June 7, 2006 our administrative office was provided without cost by our then President, Richard Mangiarelli, and since June 7, 2006 our administrative office has been provided by our current President, Mary K. Radomsky. That office is at 219 Robwood Road, Baltimore, Maryland 21222 where the telephone number is (443) 791-2935. This office is adequate for the current administration of the Company. Ms. Radomsky has agreed to continue this arrangement until the closing of an acquisition, after which it is expected that the Company's offices will be co-located with those of the acquired entity.


ITEM 3. LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against us or any of our former or current officers or directors, as such.

However, on June 17, 2005, while we were being regulated as a BDC, the Division of Investment Management at the SEC ("Division") advised us that it was the view of the Division that we could not rely on the exemption afforded by Regulation E for our prior issuances, between September 27, 2004 through December 2, 2004, of shares of our common stock. The Division also advised us that, in the view of the Division, it appeared that our issuance of those shares violated the registration requirements of Section 5 of the Securities Act of 1933, as amended ("Securities Act"). In response, we advised the Division that it was our view that the issuance of the shares was exempt from registration under the Securities Act under various available exemptions, including but not limited to Regulation E and that our issuance of the shares had not violated Section 5 of the Securities Act. At this time, neither the SEC nor any private party has commenced any action against us alleging that we issued the shares in violation of Section 5 of the Securities Act. Further, to the best of our knowledge, the SEC has not commenced any formal or informal inquiry with respect to its contention that the shares were issued in violation of Section 5 of the Securities Act. In the event that any such action or inquiry is commenced, we intend to defend against such allegations vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None. During the period ended March 31, 2006, our stockholders adopted no resolutions at a meeting or by written consent.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our Common Stock currently trades on the OTC Bulletin Board under the symbol "GRSU". The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by OTCBB Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of the stock. During the fiscal years ended March 31, 2005 and March 31, 2006, the high and low bid and asked prices were as follows:

                   Quarter Ended            High Bid   Low Bid
                   -------------            --------   -------

                   June 30, 2004              $.025     .005
              September 30, 2004               .20      .002
               December 31, 2004               .15      .007
                  March 31, 2005               .047     .006

                   June 30, 2005              $.074     .011
              September 30, 2005               .034     .013
               December 31, 2005               .0265    .012
                  March 31, 2006               .035     .013

On June 23, 2006 the prices of the Company's Common Stock were $0.02 high, $0.018 low and $0.02 close, as quoted on the OTC Bulletin Board. On June 23, 2006 the Company had 7,215,034 shares of its Common Stock issued and outstanding.

HOLDERS

The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 106. There are approximately 470 shareholders with certificates totaling 4,037,299 shares held in street name.

DIVIDENDS

We have never had net profits on operations and therefore are currently proscribed from declaring dividends. We have not paid any cash dividends on our Common Stock. Our Board of Directors has no present intention of declaring any dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing, including the Company's earnings, financial condition, capital requirements, and other factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As disclosed in Form 10-KSB for the fiscal year ended March 31, 2005, on August 30, 2004 the Company's Board of Directors adopted the "Global Resource Corporation Stock Option Plan". By its terms, however, such Plan required the approval of a majority in interest of the Company's shareholders within twelve months thereafter. The Plan permitted the granting of options prior to such shareholder approval, provided that a majority in interest of the shareholders subsequently approved such grants upon approval of the Plan itself. Although shareholder approval was obtained, no options were ever granted. Subsequent to the securing of shareholder approval, the Company determined that the Plan was not allowable for a BDC, which the Company then was, and the Plan was terminated. The Company has not adopted any other equity compensation plan.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR 2006

None. There were no issuances of debt or equity securities without registration under the Securities Act during fiscal year 2006.


ITEM 6. PLAN OF OPERATIONS.

Prior to June 7, 2006, the date of the most recent change in control of the Company, the Company has tried various business plans, as described in Item 1, above. The Company was organized as "Email Mortgage Com, Incorporated" to market first and second mortgages through its website. When that business proved unsuccessful, it changed its business focus to the healthcare industry and changed its name to "Advanced Healthcare Technologies, Inc." However, its initial efforts in the hyperbaric field were not successful and that subsidiary company was sold for the assumption of its liabilities. On December 4, 2003 the Company acquired a 100% interest in NutraTek LLC which was engaged in the research and development of nutritional dietary supplements, functional food products and natural sweeteners which were manufactured by non-related parties. On June 30, 2004, the Company spun off the NutraTek business to its majority shareholder who thereupon sold his controlling interest in the Company. As a result of that change in control, the Company initiated a business plan as a business development company ("BDC"). On September 17, 2004 the Company filed a notice with the Securities and Exchange Commission ("SEC") electing to be regulated as a BDC, the intent being to focus on the energy sector. By December, 2005, however, it became clear that the Company was unlikely to obtain the necessary financing to support its BDC business plan. As a result, on December 15, 2005 the Company agreed to foreclosure by a creditor, Transnix Global Corporation ("Transnix"), which resulted in the loss of all of its assets, and on December 17, 2005 the Company filed a Notification of Withdrawal with the SEC, thereby withdrawing its election to be regulated as a BDC. Since that date, the Company has had no assets, no specific business plan or Plan of Operations, and has been a shell corporation.

On June 7, 2006 an unrelated third party purchased the balance of the convertible debenture held by Transnix. In conjunction with that purchase, the directors and the sole officer resigned and elected/appointed Mary Radomsky as the sole director and officer. As of the date of this filing, Ms. Radomsky remains the sole director and officer. Also, in connection with the sale of the convertible debenture by Transnix, Transnix agreed to settle and pay off all of the liabilities of the Company except the convertible debenture being sold. As of the date of this filing, all of the known liabilities of the Company other than the debenture have been settled and paid.

As of the date of this filing, the Company has no assets, has no known liabilities other than the debenture which has a principal balance of $102,345 and accrued but unpaid interest of $16,274.

The Company's Plan of Operations is dependent upon the acquisition of an operating company, as it lacks the working capital to initiate and develop a business of its own. Since the Company has no significant assets, including cash, it is probable that any business which it could acquire would be a small development stage company which can use the Company's public company status to attract capital. The Company is focused on the environmental clean-up industry and will seek to acquire a Company within that industry. As of the date of this filing the Company has located and identified a prospective acquisition candidate, Carbon Recovery Corporation, with which it is currently negotiating, but no definitive agreement has been reached. Please refer to the Risk Factors in Item 1 above.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements, together with the report of the auditors, are as follows:



                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                                    CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................F-3

BALANCE SHEET...............................................................F-4

STATEMENTS OF OPERATIONS....................................................F-5

STATEMENTS OF STOCKHOLDERS' DEFICIT.........................................F-6

STATEMENTS OF CASH FLOWS....................................................F-7

NOTES TO THE FINANCIAL STATEMENTS...........................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Global Resource Corporation
San Diego, California

We have audited the accompanying balance sheet of Global Resource Corporation (the Company) as of March 31, 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2006 and 2005 and from inception of the development stage on January 1, 2006 through March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the years ended March 31, 2006 and 2005 and from inception of the development stage on January 1, 2006 through March 31, 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated significant losses from operations, has a significant accumulated and working capital deficit at March 31, 2006, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, the financial statements for the year ended March 31, 2005 have been restated to correct an error associated with the accounting for previously issued convertible debentures.


HJ Associates & Consultants, LLP
Salt Lake City, Utah
July 13, 2006

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS


                                                                March 31,2006
                                                                 -----------
CURRENT ASSETS

   Cash                                                          $        28
                                                                 -----------
     Total Current Assets                                                 28
                                                                 -----------




     TOTAL ASSETS                                                $        28
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable                                              $    55,519
   Accounts payable - Related                                         54,004
   Wages payable                                                     210,000
   Accrued Expenses - Related                                          1,500
   Accrued interest                                                   14,906
   Derivative liability                                              165,166
   Convertible debentures (Note 4)                                   102,345
                                                                 -----------

     Total Current Liabilities                                       603,440
                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

   Preferred stock: 50,000,000 shares authorized
       of $0.001 par value, no shares issued and
       outstanding                                                        --
   Common stock: 2,000,000,000 shares authorized,
       of $0.001 par value, 7,215,000 shares
       issued and outstanding                                          7,215
   Additional paid-in capital                                      6,885,520
   Deficit accumulated prior to the development stage             (7,472,843)
   Deficit accumulated during the development stage                  (23,304)
                                                                 -----------

     Total Stockholders' Deficit                                    (603,412)
                                                                 -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
           DEFICIT                                               $        28
                                                                 ===========


   The accompanying notes are an integral part of these financial statements.

                                      GLOBAL RESOURCE CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)

                                        Statements of Operations                From Inception of the
                                                                                development stage on -
                                                       For the Years Ended      December 31, 2005
                                                             March 31,          through March 31, 2006
                                                   ---------------------------- -----------------------
                                                      2006             2005
                                                   -----------      -----------
                                                                     (Restated)
REVENUES                                           $        --      $        --                     --

COST OF GOODS SOLD                                          --               --                     --
                                                   -----------      -----------             ----------

GROSS PROFIT                                                --               --                     --
                                                   -----------      -----------             ----------

OPERATING EXPENSES

   Payroll                                              65,000          156,000                  20,000
   Professional fees                                    51,000           92,702                   8,756
   Rent                                                  2,000            8,000                     500
   General and administrative                              437            8,431                     103
                                                   -----------      -----------             -----------

     Total Operating Expenses                          118,437          265,133                  29,359
                                                   -----------      -----------             -----------

LOSS FROM OPERATIONS                                  (118,437)        (265,133)                (29,359)
                                                   -----------      -----------             -----------

OTHER INCOME (EXPENSE)

   Interest expense                                    (28,781)        (141,125)                (2,018)
   Loss on investment valuation                        (21,518)         (92,927)                    --
   Gain / (loss) on derivatives                          3,729          (13,895)                 8,073
   Gain on release of debt                                  --           31,000                     --
                                                   -----------      -----------              ----------

     Total Other Income (Expense)                      (46,570)        (216,947)                 6,055
                                                   -----------      -----------              ----------

LOSS BEFORE DISCONTINUED OPERATIONS                   (165,007)       (482,080)                (23,304)
                                                   -----------      -----------              ----------

LOSS FROM DISCONTINUED OPERATIONS (Note 3)                 --         (116,946)                     --
                                                   -----------      -----------              ----------

NET LOSS                                           $  (165,007)     $  (599,026)               (23,304)
                                                    ===========       ===========            ==========

BASIC LOSS PER SHARE

   Continued operations                            $     (0.02)     $     (0.11)
   Discontinued operations                               (0.00)           (0.03)
                                                   -----------      -----------

     Total Loss per Share                          $     (0.02)     $     (0.14)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        7,215,000        4,245,890
                                                   ===========      ===========


               The accompanying notes are an integral part of these financial statements.


                                                  F-5

                                           GLOBAL RESOURCE CORPORATION
                                          (A DEVELOPMENT STAGE COMPANY)

                                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                        Common Stock               Additional
                                                ------------------------------       Paid-in         Accumulated
                                                   Shares           Amount           Capital           Deficit
                                                -------------    -------------    -------------     -------------
Balance, March 31, 2004                             2,400,000    $       2,400    $    (275,368)    $    (106,144)

Capital contributed by shareholders                        --               --          267,546                --

Spin-off of NutraTek, LLC                                  --               --        6,625,970        (6,625,970)

Disposal of NutraTek, LLC                                  --               --          228,512                --

Common stock issued for cash                        1,220,000            1,220           10,980                --

Common stock issued for conversion
 of debentures                                      3,595,000            3,595           14,380                --

Contributed services                                       --               --            8,000                --

Net loss for the year ended March 31, 2005 (Restated)      --               --               --          (599,026)
                                                -------------    -------------    -------------     -------------
Balance, March 31, 2005                             7,215,000            7,215        6,880,020        (7,331,140)

Contributed services                                       --               --            5,500                --

Net loss for the year ended March 31, 2006                 --               --               --          (165,007)
                                                -------------    -------------    -------------     -------------

Balance, March 31, 2006                             7,215,000    $       7,215    $   6,885,520     $  (7,496,147)
                                                =============    =============    =============     =============


                    The accompanying notes are an integral part of these financial statements.


                                                       F-6

                                           GLOBAL RESOURCE CORPORATION
                                          (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended       From inception of the
                                                                       March 31,            development stage on-
                                                              ---------------------------   December 31, 2005
                                                                  2006            2005      through March 31, 2006
                                                              -----------     -----------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITES                                            (Restated)
   Net loss                                                   $  (165,007)    $  (599,026)      (23,304)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
       Depreciation and amortization                                   --             509            --
      (Gain)/loss on derivatives                                   (3,729)         13,895        (8,073)
       Interest expense on debt discount amortization              18,591         136,409            --
       Gain on release of debt                                         --         (31,000)           --
       Contributed services                                         5,500           8,000            --
       Common stock issued for services                                --              --            --
       Disposal of NutraTek, LLC                                       --              --            --
       Common stock issued for recapitalization                        --              --            --
       Common stock issued for conversion of debentures                --              --            --
       Loss on investment valuation                                21,518          92,627            --
   Changes in assets and liabilities:
       Increase in accounts payable and accounts
        payable - Related Party                                    51,290          58,233         8,756
       Increase in accrued expenses                                71,690         186,591        22,518
       Changes in discontinued assets and liabilities                  --         106,979            --
                                                              -----------     -----------       -------

           Net Cash Used by Operating Activities                     (147)        (26,783)         (103)
                                                              -----------     -----------       -------

CASH FLOWS FROM INVESTING ACTIVITIES

      Investment in Well Renewal, LLC                                  --        (150,000)           --
                                                              -----------     -----------       -------

           Net Cash Used by Investing Activities                       --        (150,000)           --
                                                              -----------     -----------       -------

CASH FLOWS FROM FINANCING ACTIVITIES

   Common stock sold or subscribed for cash                            --          12,200            --
   Cash used for partner draw                                          --         (12,006)           --
   Capital contributed by shareholders                                 --              --            --
   Cash contributed by former officer                                  --          20,000            --
   Proceeds from issuance of note payable                              --          15,500            --
   Proceeds from convertible debenture                                 --         155,000            --
   Change from cash overdraft                                          --         (13,736)           --
                                                              -----------     -----------        ------

           Net Cash Provided by Financing Activities          $        --     $   176,958            --
                                                              -----------     -----------        ------


                    The accompanying notes are an integral part of these financial statements.


                                                       F-7

                                            GLOBAL RESOURCE CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)

                                        STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                  For the Years Ended      From Inception of the
                                                                       March 31,           development stage on -
                                                              ---------------------------  January 1, 2006 through
                                                                 2006            2005      March 31, 2006
                                                              -----------     -----------  -----------------------
                                                                               (Restated)
NET DECREASE IN CASH                                                 (147)            175           (103)

CASH AT BEGINNING OF PERIOD                                           175              --            131
                                                              -----------     -----------         -------

CASH AT END OF PERIOD                                         $        28     $       175             28
                                                              ===========     ===========        =========
CASH PAID FOR

   Interest                                                   $        --     $        --
   Income taxes                                               $        --     $        --

SCHEDULE OF NON CASH FINANCING ACTIVITIES

   Contributed capital by shareholders                        $     5,500     $     8,000       $      --
   Debt discount associated with derivative liability         $        --     $   155,000              --




                     The accompanying notes are an integral part of these financial statements.


                                                        F-8

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        Notes to the Financial Statements
                        March 31, 2006 and March 31, 2005

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        Notes to the Financial Statements
                        March 31, 2006 and March 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a. Business (Continued)

NutraTek resulted in the Company recording an additional $228,512 of additional paid in capital, as the Company had to record NutraTek's equity for the period.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        Notes to the Financial Statements
                        March 31, 2006 and March 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a. Business (Continued) On December 15, 2005, we entered into an agreement with Transnix (the "Collateral Foreclosure Agreement") pursuant to which (i) Transnix, pursuant to the terms of the Pledge Agreement, accepted the Membership Interests (the collateral under the Pledge Agreement) in satisfaction of $35,555 of principal and interest obligations secured under the Debentures and (ii) we raised no objection to Transnix accepting the Membership Interest in satisfaction of $35,555 of principal and interest obligations under the Debentures and waived any and all notice periods under the Uniform Commercial Code.

On December 15, 2005, after a thorough review of the costs and potential regulatory requirements of complying with the Investment Company Act of 1940, the Board of Directors of the Company approved "Notification of Withdrawal" on Form n-54C with the Securities and Exchange Commission to withdraw our election to be subject to sections 55 through 65 of the Investment Company Act of 1940. On December 19, 2005, our "Notification of Withdrawal" on Form n-54C was filed with the Securities and Exchange Commission. As such, and with the transfer of the Well Renewal, LLC interest (see Note 8) , the Company has become a Development Stage Company. Although we became a Development Stage Company on December 15, 2005, we have disclosed the from inception columns on the Statement of Operations and the Statement of Cash Flows as though it took place on December 31, 2005. We were unable to attract sufficient investment capital as a Business Development Company (BDC) to execute our strategy of acquiring and developing companies. We believe we are now better able to address its capital structure since we are no longer subject to the BDC Provisions.

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

b. Accounting Method

Advanced has elected a March 31st year-end. The Company's financial statements are prepared using the accrual method of accounting.
Earnings Per Share - Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the years ended March 31, 2006 and 2005 and for the period from Inception to March 31, 2006, the Company had no dilutive potential common shares.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        Notes to the Financial Statements
                        March 31, 2006 and March 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d. New Accounting Pronouncements

During the year ended March 31, 2006, the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operations:

o SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

o    SFAS No.151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4

o SFAS No.152, Accounting for Real Estate Time - Sharing Transactions - An Amendment of FASB Statements No. 66 and 67

o SFAS No.153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29

o    SFAS No.123(R), Share-Based Payment

In addition, during the year ended March 31, 2006, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

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

Net deferred tax assets consist of the following components for the years ended March 31, 2006 and 2005:

                                             2006          2005
                                          ----------    ----------
      Deferred tax assets:
          NOL carryover                   $  110,500    $   78,073
          Accrued expenses                    65,629        60,840

      Deferred tax liabilities:
          Depreciation                            --            --

      Valuation allowance                   (176,129)     (138,913)
                                          ----------    ----------

      Net deferred tax asset              $       --    $       --
                                          ==========    ==========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the two years ended March 31, 2006 and 2005:

                                             2006          2005
                                          ----------    ----------

      Book loss                           $  (32,200)   $ (209,342)
      Rent                                       780         3,120
      Interest                                 7,250        72,040
      Derivative (gain) / loss                (1,454)            -
      Valuation allowance                     37,216       134,812
                                          ----------    ----------

                                          $       --    $       --
                                          ==========    ==========

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.


f. Revenue Recognition and Cost of Goods

Currently the Company has no sources of revenues.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        Notes to the Financial Statements
                        March 31, 2006 and March 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f. Revenue Recognition and Cost of Goods (Continued)

During the fiscal year ended March 31, 2006 the Company did not deliver any products or services. As such the company has not recognized any revenue.

g. Fixed Assets

Fixed assets are stated at cost and are depreciated using the straight line method and their useful life. As of March 31, 2006, the Company had no fixed assets.

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


NOTE 3 - RESTATEMENT AND RECLASSIFICATION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

SUMMARY OF RESTATEMENT ITEMS

On July 3, 2006, GRSU concluded that it was necessary to restate its financial results for the fiscal year ended March 31, 2005 and for the interim periods ended September 30 and December 31, 2004 and 2005 and for the interim period ended June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2005. GRSU had previously determined a beneficial conversion feature, valued the conversion features at the intrinsic value and classified the convertible instruments as equity. After further review, GRSU has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on GRSU's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in GRSU's statement of operations. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the year ended March 31, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features for the year ended March 31, 2005 are summarized below:

STATEMENT OF OPERATIONS
                                                                    YEAR ENDED
                                                                  MARCH 31, 2005
                                                   ----------------------------------------------
                                                   AS PREVIOUSLY
                                                     REPORTED       ADJUSTMENT        AS RESTATED
                                                   ------------    ------------      ------------
Gross profit                                       $          0                      $          0

Operating expenses                                     (265,133)                         (265,133)
                                                   ------------    ------------      ------------
Loss from operations                                   (265,133)                         (265,133)

Non operating income (expense)
Interest expense                                       (184,716)         43,591 (a)      (141,125)
Gain on release of debt                                  31,000                            31,000
Loss on investment valuation                            (92,927)                          (92,297)
Loss on derivative liability                                  -         (13,895)(b)       (13,895)
                                                   ------------    ------------      ------------
Total non-operating income (expense)                   (246,643)         29,696          (216,947)

Loss before minority interest, income taxes,
and discontinued operations                            (511,776)         29,696          (482,080)

Loss from discontinued operations                      (116,946)                         (116,946)
                                                   ------------    ------------      ------------
Net income (loss)                                  $   (628,722)   $     29,696      $   (599,026)
                                                   ============    ============      ============

Basic and diluted income (loss) per share          $      (0.15)   $       0.01 (c)  $      (0.14)

Weighted average shares outstanding                   4,245,890                         4,245,890

(A) CHANGE DUE TO AMORTIZATION OF DEBT DISCOUNT RELATED TO THE DERIVATIVE LIABILITY AND REVERSING THE IMPACT OF AMORTIZATION OF DEBT DISCOUNT RELATED TO THE BENEFICIAL CONVERSION FEATURE..

(B)  TO RECORD LOSS ON DERIVATIVES BASED UPON FAIR VALUES AT MARCH 31, 2005.

(C)  TO REFLECT BASIC EARNINGS PER SHARE BASED UPON CORRECTED NET INCOME.

BALANCE SHEET IMPACT

In addition to the effects on GRSU's fiscal 2005 statement of operations discussed above, the restatement impacted GRSU's balance sheet as of March 31, 2005. The following table sets forth the effects of the restatement adjustments on GRSU's balance sheet as of March 31, 2005:

                                                          MARCH 31,                        MARCH 31,
                                                            2005                             2005
                                                         -----------    -----------       -----------
                                                        AS PREVIOUSLY
                                                          REPORTED       ADJUSTMENT        (RESTATED)
                                                         -----------    -----------       -----------
ASSETS
Current assets
Cash and equivalents                                     $       175                      $       175
Prepaid expenses and other current assets                          0                                0
Due from related parties                                           0                                0
                                                         -----------                      -----------
 Total current assets                                            175                              175

Property and equipment, net                                        0                                0
Investment in EnerStruct, Inc.                                57,073                           57,073

Other                                                              0                                0
                                                         -----------                      -----------
 Total assets                                            $    57,248                      $    57,248
                                                         ===========                      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts Payable                                               5,438                            5,438
Accounts payable - related party                              52,795                           52,795
Accrued expenses                                             154,716                          154,716
Debt discount                                                      -       (155,000)(a)       (18,591)
                                                                            136,409 (b)
Derivative liability                                               -        282,086 (c)       168,895
                                                                   -       (113,190)(d)
Convertible debentures                                       137,900                          137,900
                                                         -----------                      -----------
 Total current liabilities                                   350,849        150,304           501,153

Long-term portion of installment loan                              -                                -
 Total liabilities                                           350,849                          501,153

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock: 50,000,000 shares authorized
  of $0.001 par value, no shares issued and
  outstanding
Common stock: 2,000,000,000 shares authorized,
  of $0.001 par value, 7,215,000 shares issued and
  outstanding                                                  7,215                            7,215
Additional paid in capital                                 7,060,020       (180,000)(e)     6,880,020
Accumulated deficit                                       (7,360,836)       (29,696)(f)    (7,331,140)
                                                         -----------                      -----------
 Total stockholders' deficit                                (293,601)                        (443,905)
                                                         -----------                      -----------
 Total liabilities and stockholders' deficit             $    57,248                      $    57,248
                                                         ===========                      ===========

(A) TO RECORD THE INITIAL DEBT DISCOUNT ASSOCIATED WITH THE DERIVATIVE LIABILITIES.

(B)  CHANGE DUE TO AMORTIZATION OF DEBT DISCOUNT.

(C) TO RECORD INITIAL CARRYING VALUE OF DERIVATIVES IN FISCAL 2005 INCLUDING $90,342 FOR THE NOVEMBER 2004 TRANSNIX GLOBAL CORPORATION DEBENTURE, $90,342 FOR THE NOVEMBER 2004 EDIFY CAPITAL GROUP DEBENTURE, $45,916 FOR THE JANUARY 2005 EDIFY CAPITAL GROUP DEBENTURE AND $55,486 FOR THE JANUARY 2005 TRANSNIX GLOBAL CORPORATION DEBENTURE.

(D) TO RECORD GAIN OF $113,190 ON DERIVATIVES BASED UPON FAIR VALUES AT MARCH 31, 2005.

(E) TO REDUCE PAID IN CAPITAL FOR REVERSAL OF THE BENEFICIAL CONVERSION FEATURE IMPACT .

(F)  TO REFLECT AGGREGATE EFFECT OF INCOME STATEMENT ADJUSTMENTS.


NOTE 4 - DERIVATIVES

Global Resource evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures issued in fiscal 2005. Based on the guidance in SFAS 133 and EITF 00-19, Global Resource concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Global Resource to bifurcate and separately account for the conversion features of the debentures as embedded derivatives. Pursuant to SFAS 133, Global Resource bifurcated the conversion feature from the debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Global Resource determined that the conversion features met the attributes of a liability and therefore recorded the fair value of the conversion features as current liabilities. Global Resource is required to record the fair value of the conversion features on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain
(loss) on embedded derivative liability." These derivative liabilities were not previously classified as such in Global Resource's historical financial statements. In order to reflect these changes, Global Resource has restated its financial statements for the years ended March 31, 2006 and 2005.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of March 31, 2005 and the impact on the balance sheet and statements of operations as of March 31, 2006 are as follows:

                                         MARCH 31,    MARCH 31,
                                           2005         2006         GAIN
                                        ----------   ----------   -----------
Derivative liability - debentures       $  168,895   $  165,166   $     3,729

Global Resource uses the Black Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock. Global Resource uses a risk free interest rate which is the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative. Global Resource uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 474% to 212% during the years ending March 31, 2005 and 2006. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for the debentures at issuance date and for the years ended March 31, 2006 and 2005.

                                                                 RISK FREE    MARKET      TERM IN
                                         ISSUE DATE   VOLATILITY    RATE       PRICE       YEARS
                                                      --------------------------------------------
At Issuance date for:
November 2004 Debentures                  11/4/2004      457%       2.34%    $   0.035      5 mos.
January 2005 Debentures Warrants           1/7/2004      442%       2.82%    $  0.0135      6 mos.
January 2005 Debentures                   1/17/2005      474%       2.82%    $    0.01    5.5 mos.

Prices and average rates at Year End:
March 31, 2006                                           212%       4.82%    $   0.021
March 31, 2005                                           364%       3.35%    $   0.019



NOTE 5 - DISCONTINUED OPERATIONS

On June 30, 2004, the Company's CEO entered into an agreement to sell 1,260,000 of the Company's common stock and his controlling interest to an unrelated individual. This resulted in the Company's wholly owned subsidiary, NutraTek, LLC, being spun off and left Advanced Healthcare Technologies Inc. as the remaining shell company.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        Notes to the Financial Statements
                        March 31, 2006 and March 31, 2005

NOTE 5 - DISCONTINUED OPERATIONS (CONTINUED)

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

                                                      For the Three
                                                       Months Ended
                                                        March 31,
                                                          2005
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
                                                      =============

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        Notes to the Financial Statements
                        March 31, 2006 and March 31, 2005

NOTE 6 - CONVERTIBLE DEBENTURES

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

During the third quarter the Company recognized two $50,000 convertible debentures, both due April 1, 2005, both with an 8% interest rate per year. During the fourth quarter the Company obtained two additional convertible debentures, in the amounts of $30,000 and $25,000, both due June 30, 2005 both with an 8% interest rate per year. All of the convertible debentures were convertible into shares of common stock at a price per share equal to a 50% discount to the lowest closing bid on the day of conversion, or at the lowest price allowable as set by the Company in an effective registration statement or exemption notification as filed with the Securities and Exchange Commission. The conversion options for these debentures were accounted for as derivatives (See
Note 4).

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        Notes to the Financial Statements
                        March 31, 2006 and March 31, 2005

NOTE 7 - EQUITY

During the fiscal year ended March 31, 2005 the Company issued 1,220,000 shares of common stock for $12,200.

During the fiscal year ended March 31, 2005 the Company issued 3,595,000 shares of common stock for the conversion of debentures totaling $17,975.

During the second quarter of fiscal 2005 the Company amended their Articles of Incorporation to increase their shares of common stock authorized from 500,000,000 to 2,000,000,000 and to increase their shares of preferred stock authorized from 5,000,000 to 50,000,000. In addition, during the second quarter of fiscal 2005, the Company had a 1 for 100 reverse stock split. All references to common stock have been retroactively restated.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

During the 2005 fiscal year ended March 31, 2005 the Company had hired an employee who performed services valued at $6,000, whereas payment was contingent upon Company growth and development. As of March 31, 2005, it was determined by Company management that growth was not as expected and the $6,000 due was written off the books and recorded as a release of debt. .During the fiscal year ended March 31, 2006, a shareholder of the Company maintained office space and provided services that resulted in rent expense of $500 and payroll expense of $5,000. Both of these amounts were contributed to capital. Additionally, during the fiscal year ended March 31, 2006, shareholders of the company maintained office space and provided services that resulted in rent expense of $2,000 and payroll expense of $60,000. Both of these amounts were recorded as accrued liabilities in the Accrued Liabilities - Related Party balance in the Wages Payable balance, respectively.

On December 15, 2005, the Company entered into an agreement with Transnix Global Corporation (Transnix) to exchange the Company's 50% interest in Well Renewal, LLC in partial satisfaction of certain debentures issued by Global Resource Corporation totaling $35,555. Prior to the exchange, the Company wrote down their investment in Well Renewal by $ 21,518, reflecting a fair value of $35,555. The agreement stated that the payment amount would be equal to the value of the investment on the Company's books at the date of the agreement, therefore the Company gave Transnix their ownership rights in Well Renewal and credited their investment account for $35,555.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        Notes to the Financial Statements
                        March 31, 2006 and March 31, 2005

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From September 27, 2004 through December 6, 2004, the Company issued approximately 4,815,000 shares of common stock (the "Shares"), of which 1,220,000 were issued for cash and 3,595,000 were issued upon conversion of certain outstanding convertible debentures. The Company did not register the Shares under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on various exemptions from registration, including, but not limited to,
Section 3(b) of the Securities Act and Regulation E promulgated there under.

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

The Company currently does not have any formal rent agreements. Mr. Mangiarelli maintained the office space for the Company. The company recorded rent expense of $2,000 for fiscal 2005 and $500 of that amount was contributed to capital.



NOTE 10 - SUBSEQUENT EVENTS

On June 7, 2006 an unrelated third party purchased the convertible debenture owned by Transnix Corporation. As of the date of purchase, the principal amount due on the debenture was $102,345 and the accrued but unpaid interest was $16,274. Under the terms of the purchase agreement, Transnix used a substantial part of the proceeds received from the debenture purchaser in the payment of the liabilities of the Company, other than the principal and/or interest of the debenture itself. Accordingly, as of July 11, 2006 the Company has no liabilities other than the debenture. In conjunction with the purchase of the Transnix debenture, a change in control of the Company occurred. The then directors and the then sole officer of the Company resigned, appointing Mary Radomsky as the sole director and the sole officer.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


ITEM 8A. CONTROLS AND PROCEDURES.

1. Reclassification of and changed accounting for convertible debentures. On July 3, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended March 31, 2005 and for the interim periods ended September 30 and December 31, 2004 and 2005 and for the interim period ended June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2005. The Company had previously determined a beneficial conversion feature, valued the conversion features at the intrinsic value and classified the convertible instruments as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company's statement of operations. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be classified as equity.

The included financial statements for the year ended March 31, 2005 have been restated to effect the changes described above.

2. Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated, with the participation of our CEO and CFO, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weaknesses identified relate to:

     o As of March 31, 2006 there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.

     o As of March 31, 2006 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

     o As of March 31, 2006 there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer, that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. We anticipate that in the event of the acquisition of another entity, that entity's management will design and implement improvements in our internal control over financial reporting to address the material weaknesses described above as well as to provide accounting resources with the expertise need to assist us in the preparation of our financial statements.


ITEM 8B.  OTHER INFORMATION

There is no information required to be disclosed in a report Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS. The position(s) held by each of our executive officers and Directors as of June 23, 2006 are shown in the following table. Biographical information for each is set forth following the table. Our current Director was elected on June 7, 2006. Each Director serves for a one-year term and until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

      Name                Age                       Position
      ----                ---                       --------
Mary K. Radomsky          59        President, Secretary, Treasurer, Director

Mary K. Radomsky became the sole officer and the sole director on June 7, 2006, concurrent with the resignations of Messrs. Caldwell, Ferandell, Jordan, Mangiarelli and van Adelsberg, as directors and the resignation of the Company's sole officer, Richard Mangiarelli. Contemporaneously, Mary K. Radomsky was elected as a director and as the sole officer of the Company.

MARY K. RADOMSKY serves as a director and as our President/CEO, Secretary and Treasurer/CFO. Mary retired from the Baltimore County Police Department in 1998, retiring after 16 years, where she served as the Executive Assistant to the Office of the Area Commander for the Eastern District. Her duties included administrative responsibilities for citizen complaints, internal affairs cases and confidential personnel records, as well as monitoring assigned projects from the Office. Following her retirement, Mary has worked as an Executive Assistant and as an Administrative Assistant for a number of companies on a temporary basis. For the past three years she has served as the Office Manager for MJ Advanced Corporate Communications, Inc., a Baltimore-based financial public relations company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered call of our equity securities to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

AUDIT COMMITTEE

Up to June 7, 2006, the Company had an audit committee, but that was effectively dissolved as a result of the resignations of the former members (Messrs. Caldwell, Ferandell, Jordan, and van Adelsberg). The Company does not currently have a separately designated standing audit committee, rather Ms. Radomsky as the sole director is acting as the Company's audit committee. See Item 8A above.

CODE OF ETHICS

The Company previously adopted a Code of Ethics which is focused on the Company's former status as a BDC. Since termination of that status (see Item 1 above), the Company has not adopted a further Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Company plans on adopting such a code of ethics upon the consummation of an acquisition, so that the terms thereof can meet the needs of the then current management structure and business operations.

ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

For their services for the fiscal year ended March 31, 2006 and for the period from April 1, 2006 to June 7, 2006, when they resigned, the former directors were not compensated for their services as directors. The Company does not intend to compensate its current director, or any additional directors who may be elected prior to the closing of any acquisition. During 2005 there were no formal meetings of the Board of Directors; action was taken by written consent.

COMPENSATION OF MANAGEMENT
Name & Principal

                                                                      Other
Position                            Year      Salary       Bonus   Compensation
--------                            ----      ------       -----   ------------
Richard Mangierelli                 2006    $ 30,000(1)     -0-        -0-
 President, Chief                   2005      60,000(1)     -0-        -0-
 Executive Officer                  2004         -0-        -0-        -0-
 Secretary and Chairman of the
 Board of Directors

Jimmy Villabolos                    2005    $ 30,000(1)     -0-        -0-
 President (from                     NA           NA         NA         NA
 September 15, 2004
 through June 17, 2005)

(1) Represents salary accrued but not paid during 2003 through 2006. These liabilities have been settled and paid as of the date of this filing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 23, 2006, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on June 23, 2006, there were 7,215,034 shares issued and outstanding of record, as well as 2,635,978 shares issuable in the event of the conversion privilege of the outstanding Amended and Restated Debenture. However, by the terms of the Debenture, no conversion may be made, within any sixty day period, where the shares to be issued exceed 4.99% of the then issued and outstanding shares. Because of this limitation, the shares issuable upon conversion of the Debenture have been omitted from the following table.

                                                   Shares of     Percentage
                                                    Common          as of
Name and Address of Beneficial Owners                Stock      06/23/2006 (1)
-------------------------------------              ---------    --------------
Mary K. Radomsky                                      -0-            -0-
219 Robwood Road
Baltimore, Maryland 21222

Richard Mangiarelli                                1,260,000        17.5%
2820 La Mirada, Suite 4
Vista, CA 92081

All Directors and Officers as a Group (1 person)      -0-            -0-

----------
(1) Based on 7,215,034 shares issued and outstanding as of June 23, 2006; however, such total included 175,000 shares issued in a transaction which was subsequently rescinded, with the shares having been returned for cancellation which was not yet effectuated.

CHANGES IN CONTROL

On June 7, 2006, an unrelated third party acquired the Restated and Amended Debenture owned by Transnix Global Corporation, which represented the balance of the indebtedness by the Company to Transnix in the principal amount of $102,345 and accrued interest of $16,274. In conjunction with the assignment of the Debenture, all of the Company's directors (Messrs. Caldwell, Ferandell, Jordan, Mangiarelli and van Adelsberg) and the Company's sole officer, Richard Mangiarelli, resigned. Contemporaneously, Mary K. Radomsky was elected as a director and as the sole officer of the Company.

It is assumed that the closing of an acquisition of an operating entity, if any, will cause a further change in control and that the pre-acquisition shareholders of the acquired entity will be in control of the Company.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

No.       Description of Exhibit
------    ----------------------

2.2*      Stock Purchase Agreement

3.1*      Articles of Incorporation

3.2*      Amended and Restated Bylaws

4.1*      Form of Debenture

4.2*      2004 Stock Option Plan

10.1*     Release and Indemnity Agreement

10.2*     Operating Agreement for Well Renewal LLC

10.1* Pledge Agreement, dated November 18, 2005 between Global Resource Corporation and Transnix Global Corporation

10.2* Agreement, dated December 15, 2005 between Global Resource Corporation and Transnix Global Corporation.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  * Exhibit previously filed.

REPORTS ON FORM 8-K

There were no reports filed on Form 8-K filed during the fiscal year ended March 31, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2004 and 2005 the Company's principal accountants were HJ Associates & Consultants, LLP.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company's 10-QSB filings were: 2006 - $22,000 and 2005 - $15,500.

AUDIT-RELATED FEES

None.

TAX FEES

None for 2006; $475 was paid for the preparation of the Company's tax return for 2005.

ALL OTHER FEES

None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL RESOURCE CORPORATION


By  /s/ Mary K. Radomsky         , President/CEO
    -----------------------------
        Mary K. Radomsky, C.E.O.

Date    July 19, 2006
    ------------------------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Mary K. Radomsky
    -----------------------------
        Mary K. Radomsky, C.E.O.

Date    July 19, 2006
    ------------------------------


By  /s/ Mary K. Radomsky
    -----------------------------
        Mary K. Radomsky, Director

Date    July 19, 2006
    ------------------------------