Form 10KSB/A
period 2006-03-31
Global Resource CORP
filed 2006-07-24
CIK 1128949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  AMENDMENT #1
                                       to
                                   FORM 10-KSB

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

                    Issuer's telephone number (410) 477-1328


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which Registered

-------------------------------       ------------------------------

-------------------------------       ------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act _____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

This Amendment #1 is being filed solely for the purpose of amending Exhibits
32.1 and 32.2 to correct the referenced date to March 31, 2006.

EXHIBIT INDEX
     No.                             Description of Exhibit
-------------                        ----------------------

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

GLOBAL RESOURCE CORPORATION


By /s/ Mary K. Radomsky, President/CEO
   --------------------
   Mary K. Radomsky, C.E.O.

Date July 24, 2006



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Mary K. Radomsky CEO
   -------------------------
   Mary K. Radomsky, C.E.O.

Date July 24, 2006




By /s/ Mary K. Radomsky Director
   --------------------
   Mary K. Radomsky, Director

Date July 24, 2006