Form 10QSB
period 2006-06-30
Global Resource CORP
filed 2006-08-21
CIK 1128949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2006
                                        -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

                        Commission file number 000-50944


                           Global Resource Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          84-1565820
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                       219 Robwood Rd, Baltimore, MD 21222
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 477-1328
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,215,034 shares of common stock, par value $0.001 were outstanding at August 9, 2006.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                              GLOBAL RESOURCE CORPORATION

                                 FINANCIAL STATEMENTS

                                     JUNE 30, 2006

                              GLOBAL RESOURCE CORPORATION

                                    BALANCE SHEETS


                                        ASSETS
                                        ------

                                                          June 30,          March 31,
                                                            2006              2006
                                                         (Unaudited)
                                                        ------------      ------------

 CURRENT ASSETS

    Cash                                                $          4      $         28
                                                        ------------      ------------

      TOTAL ASSETS                                      $          4      $         28
                                                        ============      ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------

  CURRENT LIABILITIES

   Accounts payable                                     $      2,767      $     55,519
   Accounts payable - related party                               --            54,004
   Wages payable                                                  --           210,000
   Accrued expense - related party                                --             1,500
   Accrued interest                                           16,953            14,906
   Derivative liability, net of $18,591
     debt discount at March 31, 2005                         157,213           165,166
   Convertible debentures                                    102,345           102,345
                                                        ------------      ------------

     Total Current Liabilities                               279,278           603,440
                                                        ------------      ------------

STOCKHOLDERS' DEFICIT

   Preferred stock: 50,000,000 shares authorized
       of $0.001 par value, no shares issued and
       outstanding                                                --                --
   Common stock: 2,000,000,000 shares authorized,
       of $0.001 par value, 7,215,000 shares
       issued and outstanding                                  7,215             7,215
   Additional paid-in capital                              7,237,549         6,885,520
   Accumulated deficit                                    (7,472,843)       (7,472,843)
   Deficit accumulated during the development stage          (51,195)          (23,304)
                                                        ------------      ------------

     Total Stockholders' Deficit                            (279,274)         (603,412)
                                                        ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
           DEFICIT                                      $          4      $         28
                                                        ============      ============


      The accompanying notes are an integral part of these financial statements.


                                      GLOBAL RESOURCE CORPORATION

                                        STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                                                From Inception of the
                                                                                development stage on -
                                                    For the three months ended  January 1, 2006
                                                             June 30,           through June 30, 2006
                                                    --------------------------  -----------------------
                                                        2006           2005
                                                    -----------    -----------


REVENUES                                            $        --    $        --                       --

COST OF GOODS SOLD                                           --             --                       --
                                                    -----------    -----------              -----------

GROSS PROFIT                                                 --             --                       --
                                                    -----------    -----------              -----------

OPERATING EXPENSES

   Compensation                                          20,000             --                   40,000
   Professional fees                                     10,000             --                   18,756
   Rent                                                     500             --                    1,000
   General and administrative                            21,044         18,925                   21,147
                                                    -----------    -----------              -----------

     Total Operating Expenses                            51,544         18,925                   80,903
                                                    -----------    -----------              -----------

LOSS FROM OPERATIONS                                    (51,544)       (18,925)                 (80,903)
                                                    -----------    -----------              -----------

OTHER (INCOME) EXPENSES

   Interest expense                                      (2,047)      (21,349)                   (4,065)
   Gain/(Loss) on derivative                              7,953       (97,094)                   16,026
   Gain on settlement of debt                            17,747             -                    17,747
   Unrealized loss on investment                             --       (16,916)                       --
                                                    -----------    -----------              -----------

     Total Other (Income) Expense                        23,653      (135,359)                   29,708
                                                    -----------    -----------              -----------


NET LOSS                                            $   (27,891)   $ (154,284)                  (51,195)
                                                    ===========    ===========              ============

BASIC LOSS PER SHARE

   Continued operations                             $     (0.00)   $     (0.02)
   Discontinued operations                                   --             --
                                                    -----------    -----------

     Total Loss per Share                           $     (0.00)   $     (0.02)
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         7,215,000      7,215,000
                                                    ===========    ===========


               The accompanying notes are an integral part of these financial statements.


                                      GLOBAL RESOURCE CORPORATION

                                        STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                     For the three months ended   From inception of the
                                                              June 30,            development stage on-
                                                     --------------------------   January 1, 2006
                                                        2006            2005      through June 30, 2006
                                                     -----------    -----------   ---------------------

 CASH FLOWS FROM OPERATING ACTIVITES

    Net loss                                         $   (27,891)   $  (154,284)        (51,195)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
        Unrealized loss on investment                         --         16,916              --
        (Gain)/Loss on derivative                         (7,953)        97,094         (16,026)
        (Gain)/Loss on settlement of debt                (17,747)             -         (17,747)
        Contributed services                              30,500          5,500          30,500
        Interest expense on debt discount amortization        --         18,591             --
    Changes in assets and liabilities:
        Increase/ (Decrease) in accounts payable
          and accounts payable - related party            21,020         13,425          29,776
        Increase/(Decrease) in accrued expenses            2,047          2,758          24,565

                                                     -----------    -----------       ---------

            Net Cash Used by Operating Activities           (24)             --            (127)
                                                     -----------    -----------       ---------


            Net Cash Used by Investing Activities             --             --             --


            Net Cash Provided by Financing
              Activities                                      --             --             --


               The accompanying notes are an integral part of these financial statements.


                                      GLOBAL RESOURCE CORPORATION

                                  STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (Unaudited)


                                                        For the three months     From inception of the
                                                           ended June 30,        development stage on-
                                                     --------------------------  January 1, 2006
                                                        2006           2005      through June 30, 2006
                                                     -----------    -----------  ----------------------
                                                                     (Restated)

 NET DECREASE IN CASH                                        (24)            --            (127)

 CASH AT BEGINNING OF PERIOD                                  28            175             131
                                                     -----------    -----------      ----------

 CASH AT END OF PERIOD                               $         4    $       175      $        4
                                                     ===========    ===========      ==========

 CASH PAID FOR

    Interest                                         $        --    $        --      $       --
    Income taxes                                     $        --    $        --      $       --

 SCHEDULE OF NON CASH FINANCING ACTIVITIES

    Contributed capital by shareholders              $    30,500    $     5,500      $       --


               The accompanying notes are an integral part of these financial statements.

                                                   5

                           GLOBAL RESOURCE CORPORATION

                        Notes to the Financial Statements
                                  June 30, 2006

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2006 audited financial statements. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

On December 15, 2005, after a thorough review of the costs and potential regulatory requirements of complying with the Investment Company Act of 1940, the Board of Directors of the Company approved "Notification of Withdrawal" on Form n-54C with the Securities and Exchange Commission to withdraw our election to be subject to sections 55 through 65 of the Investment Company Act of 1940. On December 19, 2005, our "Notification of Withdrawal" on Form n-54C was filed with the Securities and Exchange Commission. As such, and with the transfer of the Well Renewal, LLC interest, the Company has become a Development Stage Company. Although we became a Development Stage Company on December 15, 2005, the from inception disclosures on the Statement of Operations and the Statement of Cash Flows will begin January 1, 2006.

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

NOTE 3 - DERIVATIVES

Global Resource evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures issued in fiscal 2005. Based on the guidance in SFAS 133 and EITF 00-19, Global Resource concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Global Resource to bifurcate and separately account for the conversion features of the debentures as embedded derivatives. Pursuant to SFAS 133, Global Resource bifurcated the conversion feature from the debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Global Resource determined that the conversion features met the attributes of a liability and therefore recorded the fair value of the conversion features as current liabilities. Global Resource is required to record the fair value of the conversion features on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain
(loss) on derivative."

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of June 30, 2006 and the impact on the statements of operations as of June 30, 2006 and 2005 are as follows:

                                      MARCH 31,       JUNE 30,        GAIN
                                        2006            2006
                                    ------------    ------------   ------------

Derivative liability - debentures   $    165,166    $    157,213   $      7,953


                                      MARCH 31,       JUNE 30,        GAIN
                                        2006            2006
                                    ------------    ------------   ------------

Derivative liability - debentures   $    168,895    $    265,989   $    (97,094)


NOTE 4 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2006, a shareholder of the Company maintained office space and provided services that resulted in rent expense of $500.

NOTE 5 - MATERIAL EVENTS

On June 7, 2006 an unrelated third party purchased the convertible debenture owned by Transnix Corporation. As of the date of purchase, the principal amount due on the debenture was $102,345 and the accrued but unpaid interest was $16,274. Subsequent to June 30, 2006, under the terms of the purchase agreement, Transnix used a substantial part of the proceeds received from the debenture purchaser to pay off the liabilities of the Company, other than the principal and interest related to the debenture. The payments were accounted for on the Company's books as a capital contribution. Transnix paid off $210,000 of wages payable, $54,004 of accounts payable related party, $56,025 of accounts payable, and accrued expenses of $1,500. A gain on the settlement of debt of $17,747 was recognized by the Company. Accordingly, as of July 11, 2006, the Company has no liabilities other than the debenture. In conjunction with the purchase of the Transnix debenture, a change in control of the Company occurred. The then directors and the then sole officer of the Company resigned, appointing Mary Radomsky as the sole director and the sole officer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

On July 26, 2006 the Company entered into a Plan and Agreement of Reorganization with Carbon Recovery Corporation for the acquisition by the Company of substantially all of the assets of Carbon Recovery Corporation in exchange for:

         1. The assumption by the Company of nominal, if any, non-warrant liabilities;

         2. The issuance by the Company to Carbon Recovery Corporation for the benefit of the shareholders of Carbon Recovery Corporation, of 50,000,000 shares of the Company's Common Stock having a deemed value for purposes of the transaction of $1.00 per share; and

         3. The assumption by the Company of Carbon Recovery Corporation's warrants (contractual commitments) and issuance by the Company, to Carbon Recovery Corporation for the benefit of the holders of Carbon Recovery Corporation's issued and outstanding warrants, of an equal number of the Company's Common Stock Purchase Warrants having identical terms to Carbon Recovery Corporation's issued and outstanding warrants as of the date of Closing.

Carbon Recovery Corporation is a development stage company with a license for proprietary technology and related custom software for the use of microwaves for the breaking down of petroleum-based products, such as used tires, into their component parts, capturing those components for resale. Closing is scheduled for August 31, 2006 and, assuming that Closing occurs, a Form 8-K will be filed providing information on the resulting company.

The transaction is intended to qualify as a so-called "C" Reorganization under
Section 368(a)(1)(C) of the Internal Revenue Code. Accordingly, following the transaction Carbon Recovery Corporation will be dissolved. Carbon Recovery Corporation will utilize a liquidating trust to hold the securities being issued, pending the ability to distribute such shares pursuant to the requirements of the securities laws. The Agreement provides for both piggyback and demand registration rights for the securities being issued.

As a condition precedent to the Closing, the Company was required to declare a reverse stock split of 100 to 1, or one share for each one hundred shares currently held. As of the date of this filing the Company has approximately 7,215,034 shares issued and outstanding and after the reverse stock split will have approximately 72,151 shares issued and outstanding. On July 27, 2006 the Board of Directors declared a 100 to 1 reverse stock split, with a record date of the close of trading on August 11, 2006 and an effective date of the opening of trading on August 14, 2006.

The exercise price of the warrants to be issued by the Company on assumption of the warrant liabilities of Carbon Recovery Corporation will likely be higher than the anticipated public market price of the post-split shares and, accordingly, are expected to have little, if any, value.

ITEM 3.  CONTROLS AND PROCEDURES.

1. As previously reported in both Form 10-KSB for the fiscal year ended March 31, 2006 and a Form 8-K, the Company is restating its financial statements because of the reclassification and changed accounting for convertible debentures. On July 3, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended March 31, 2005 and for the interim periods ended September 30 and December 31, 2004 and 2005 and for the interim period ended June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2005. The Company had previously determined a beneficial conversion feature, valued the conversion features at the intrinsic value and classified the convertible instruments as equity. After further review, the Company determined that these instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument should have been recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss is recorded in the Company's statement of operations. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be classified as equity.

The restated financial statements for the fiscal year ended March 31, 2005 were included in Form 10-KSB for the fiscal year ended March 31, 2006. The restated interim financial statements for the quarters ended September 30 and December 31, 2004 and 2005 and for the quarter ended June 30, 2005 are being filed concurrently with this report by amendment to the original filings..

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

The Company has evaluated, with the participation of our CEO and CFO, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weaknesses identified relate to:

         o As of June 30, 2006 there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.

         o As of June 30, 2006 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

         o As of June 30, 2006 there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLOBAL RESOURCE CORPORATION


                                          By /s/ Mary K. Radomsky, President/CEO
                                             -----------------------------------
                                             Mary K. Radomsky, Pres/CEO
Date August 21, 2006