Form 10QSB/A
period 2005-06-30
Global Resource CORP
filed 2006-10-31
CIK 1128949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

As of August 21, 2006, 72,151 shares of Global Resource's common stock were outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

                                EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended June 30, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on August 12, 2005. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains complete text of Items 1, 2 and 3 of Part I and Items 2 and 4 of Part II, as amended, as well as currently dated certifications from the Principal Executive Officer and the Principal Financial Officer.

In connection with the review of the unaudited interim financial statements for the three months ended June 30, 2005 and the fiscal year ended March 31, 2005, our external auditors noted that the Original Form 10-QSB did not reflect the effects of the Company's reverse stock split of 100 to 1. The reverse stock split became effective as of the close of trading on Friday, August 11, 2006.

On July 3, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended March 31, 2005 and for the interim periods ended September 30 and December 31, 2004 and 2005 and for the interim period ended June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2005. The Company had previously determined a beneficial conversion feature, valued the conversion features at the intrinsic value and classified the convertible instruments as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in its statement of operations. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability will be reclassified as equity.

                          PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           GLOBAL RESOURCE CORPORATION

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2005

                           GLOBAL RESOURCE CORPORATION
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                       June 30,      March 31,
                                                         2005          2005
                                                     -----------    -----------
                                                     (Unaudited)
                                                     (Restated)     (Restated)
 CURRENT ASSETS

    Cash                                             $       175    $       175
                                                     -----------    -----------

      Total Current Assets                                   175            175
                                                     -----------    -----------

 OTHER ASSETS

    Investments (Note 6)                                  40,157         57,073
                                                     -----------    -----------

      Total Other Assets                                  40,157         57,073
                                                     -----------    -----------

      TOTAL ASSETS                                   $    40,332    $    57,248
                                                     ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

  CURRENT LIABILITIES

   Accounts payable                                  $    17,654    $     5,438
   Accounts payable - related party                       54,004         52,795
   Wages payable                                         150,000        150,000
   Accrued interest                                        7,474          4,716
   Derivative liability                                  265,990        168,896
   Convertible debentures, net of $18,591
      debt discount at March 31, 2005                    137,900        119,309
                                                     -----------    -----------

     Total Current Liabilities                           633,022        501,154
                                                     -----------    -----------

STOCKHOLDERS' DEFICIT

   Preferred stock: 50,000,000 shares authorized
       of $0.001 par value, no shares issued and
       outstanding                                            --             --
   Common stock: 2,000,000,000 shares authorized,
       of $0.001 par value, 72,151 shares
       issued and outstanding                                 72             72
   Additional paid-in capital                          6,892,663      6,887,163
   Accumulated deficit                                (7,485,425)    (7,331,141)
                                                     -----------    -----------

     Total Stockholders' Deficit                        (592,690)      (443,906)
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
           DEFICIT                                   $    40,332    $    57,248
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

See also Note 6 for further explanation on the Company's methods of determining fair values.

The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION

                            Statements of Operations
                                   (Unaudited)

                                                      For the three months ended
                                                               June 30,
                                                      --------------------------
                                                          2005            2004
                                                      ---------       ---------
                                                      (Restated)

REVENUES                                              $      --       $      --

COST OF GOODS SOLD                                           --              --
                                                      ---------       ---------

GROSS PROFIT                                                 --              --
                                                      ---------       ---------

OPERATING EXPENSES

   General and administrative                            18,925              --
                                                      ---------       ---------

     Total Operating Expenses                            18,925              --
                                                      ---------       ---------

LOSS FROM OPERATIONS                                    (18,925)             --
                                                      ---------       ---------

OTHER EXPENSES

   Interest expense                                     (21,349)             --
   Loss on derivative                                   (97,094)
   Unrealized loss on investment                        (16,916)             --
                                                      ---------       ---------

     Total Other Expense                               (135,359)             --
                                                      ---------       ---------

LOSS BEFORE DISCONTINUED OPERATIONS                    (154,284)             --
                                                      ---------       ---------

LOSS FROM DISCONTINUED OPERATIONS (Note 5)                   --        (116,946)
                                                      ---------       ---------

NET LOSS                                              $(154,284)      $(116,946)
                                                      =========       =========

BASIC AND DILUTED LOSS PER SHARE

   Continued operations                               $   (2.14)      $      --
   Discontinued operations                                   --           (4.87)
                                                      ---------       ---------

     Total Loss per Share                             $   (2.14)      $   (4.87)
                                                      =========       =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            72,151          24,000
                                                      =========       =========


   The accompanying notes are an integral part of these financial statements.

                             GLOBAL RESOURCE CORPORATION


                              Statements of Cash Flows
                                     (Unaudited)

                                                        For the three months ended
                                                                 June 30,
                                                        --------------------------
                                                           2005               2004
                                                        ---------        ---------
                                                        (Restated)
CASH FLOWS FROM OPERATING ACTIVITES

   Net loss                                             $(154,284)       $(116,946)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
       Unrealized loss on investment                       16,916               --
       Depreciation and amortization                           --              509
       Loss on derivative                                  97,094               --
       Contributed services                                 5,500               --
       Interest expense on debt discount amortization      18,591               --
   Changes in assets and liabilities:
       Increase in accounts payable and accounts
           payable - related party                         13,425               --
       Increase in accrued expenses                         2,758               --
       Changes in discontinued assets
           and liabilities                                     --          106,679
                                                        ---------        ---------

           Net Cash Used by Operating Activities               --           (9,758)

Net Cash Used by Investing Activities                          --               --

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash used for partner draw                                  --          (12,006)
   Cash contributed by former officer                          --           20,000
   Proceeds from issuance of note payable                      --           15,500
   Change from cash overdraft                                  --          (13,736)
                                                        ---------        ---------

           Net Cash Provided by Financing
             Activities                                 $      --        $   9,758


The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION

                                   (Unaudited)

                                                         For the three months
                                                             ended June 30,
                                                       -------------------------
                                                          2005           2004
                                                       ----------     ----------
                                                       (Restated)

         NET INCREASE IN CASH                                  --             --

         CASH AT BEGINNING OF PERIOD                          175             --
                                                       ----------     ----------

         CASH AT END OF PERIOD                         $      175     $       --
                                                       ==========     ==========

         CASH PAID FOR

            Interest                                   $       --     $       --
            Income taxes                               $       --     $       --

         SCHEDULE OF NON CASH FINANCING ACTIVITIES

            Contributed capital by shareholders        $    5,500     $  247,546


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

The accompanying financial statements for the period ended June 30, 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and the accounting for the conversion features and the accounting for the beneficial conversion feature for the quarter ended June 30, 2005 are summarized below:

STATEMENT OF OPERATIONS

                                                          FOR THE THREE MONTHS ENDED
                                               AS PREVIOUSLY    JUNE 30, 2005
                                                 REPORTED        ADJUSTMENT   AS RESTATED
                                                 ---------                     ---------
Gross profit                                     $      --      $      --      $      --

Operating expenses                                  18,925             --         18,925
                                                 ---------       --------      ---------
Loss from operations                               (18,925)            --        (18,925)

Non operating income (expense)
Interest expense                                    (2,758)       (18,591)(a)    (21,349)
Loss on investment valuation                       (16,916)            --        (16,916)
Loss on derivative liability                            --        (97,094)(b)    (97,094)
                                                 ---------      ---------      ---------
Total non-operating income (expense)               (19,674)      (115,685)      (135,359)

Loss before minority interest, income taxes,
and discontinued operations                        (38,599)      (115,685)      (154,284)

Loss from discontinued operations                       --             --
Net income (loss)                                $ (38,599)     $(115,685)     $(154,284)
                                                 =========      =========      =========

Basic income (loss) per share                    $   (0.54)     $   (1.60)(c)  $   (2.14)

Weighted average shares outstanding                 72,151                        72,151

(A)      CHANGE DUE TO AMORTIZATION  OF DEBT DISCOUNT  RELATED TO THE DERIVATIVE
         LIABILITY  AND REVERSING  THE IMPACT OF  AMORTIZATION  OF DEBT DISCOUNT
         RELATED TO THE BENEFICIAL CONVERSION FEATURE.
(B)      TO RECORD LOSS ON DERIVATIVES BASED UPON FAIR VALUES AT JUNE 30, 2005.
(C)      TO REFLECT BASIC LOSS PER SHARE BASED UPON CORRECTED NET INCOME.




Balance Sheet Impact

In addition to the effects on GRSU's June 30, 2005 statement of operations discussed above, the restatement impacted GRSU's balance sheet as of June 30, 2005. The following table sets forth the effects of the restatement adjustments on GRSU's balance sheet as of June 30, 2005:

                                                                             JUNE 30,
                                                                               2005                            JUNE 30,
                                                                           AS PREVIOUSLY                         2005
                                                                             REPORTED       ADJUSTMENT       AS RESTATED
                                                                           -----------      -----------      -----------
ASSETS
Current assets
Cash and equivalents                                                       $       175      $        --      $       175
                                                                           -----------      -----------      -----------
 Total current assets                                                              175               --              175

Investment in Well Renewal, LLC                                                 40,157               --           40,157
                                                                           -----------      -----------      -----------
 Total assets                                                              $    40,332      $        --      $    40,332
                                                                           ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts Payable                                                           $    17,654      $        --      $    17,654
Accounts payable - related party                                                54,004               --           54,004
Accrued expenses                                                               157,474               --          157,474

Derivative liability                                                                --          282,086 (a)      265,990
                                                                                                (16,096)(b)
Convertible debentures                                                         137,900               --          137,900
                                                                           -----------      -----------      -----------
 Total current liabilities                                                     367,032          265,990          633,022

 Total liabilities                                                         $   367,032      $   265,990      $   633,022

STOCKHOLDERS' DEFICIT
 Preferred stock: 50,000,000 shares authorized
       of $0.001 par value, no shares issued and
       outstanding
   Common stock: 2,000,000,000 shares authorized, of $0.001 par value,
      72,151 shares issued and outstanding                                       7,215           (7,143)(e)           72
Additional paid in capital                                                   7,065,520         (172,857)(c)    6,892,663
Accumulated deficit                                                         (7,399,435)         (85,990)(d)   (7,485,425)
                                                                           ------------     -----------      -----------
 Total stockholders' deficit                                                  (326,700)        (265,990)        (592,690)
 Total liabilities and stockholders' deficit                               $    40,332      $        --      $    40,332
                                                                           ===========      ===========      ===========

-----------

(A) TO RECORD INITIAL CARRYING VALUE OF DERIVATIVES IN FISCAL 2005 INCLUDING $90,342 FOR THE NOVEMBER 2004 TRANSNIX GLOBAL CORPORATION DEBENTURE, $90,342 FOR THE NOVEMBER 2004 EDIFY CAPITAL GROUP DEBENTURE, $45,916 FOR THE JANUARY 2005 EDIFY CAPITAL GROUP DEBENTURE AND $55,486 FOR THE JANUARY 2005 TRANSNIX GLOBAL CORPORATION DEBENTURE.
(B) TO RECORD GAIN OF $16,096 ON DERIVATIVES BASED UPON FAIR VALUES AT JUNE 30, 2005.
(C) TO REDUCE PAID IN CAPITAL FOR REVERSAL OF THE BENEFICIAL CONVERSION FEATURE IMPACT .
(D)      TO REFLECT AGGREGATE EFFECT OF INCOME STATEMENT ADJUSTMENTS.
(E)      TO REFLECT EFFECT OF THE 100 TO 1 REVERSE STOCK SPLIT.

NOTE 4 - DERIVATIVES

Global Resource evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures issued in fiscal 2005. Based on the guidance in SFAS 133 and EITF 00-19, Global Resource concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Global Resource to bifurcate and separately account for the conversion features of the debentures as embedded derivatives. Pursuant to SFAS 133, Global Resource bifurcated the conversion feature from the debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Global Resource determined that the conversion features met the attributes of a liability and therefore recorded the fair value of the conversion features as current liabilities. Global Resource is required to record the fair value of the conversion features on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain
(loss) on derivative." These derivative liabilities were not previously classified as such in Global Resource's historical financial statements. In order to reflect these changes, Global Resource has restated its financial statements for the quarter ended June 30, 2005.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of June 30, 2005 and the impact on the statements of operations as of June 30, 2005 are as follows:

                                            MARCH 31,     JUNE 30,        LOSS
                                              2005          2005
Derivative liability - debentures           $168,896      $265,990      $ 97,094

Global Resource uses the Black Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock. Global Resource uses a risk free interest rate which is the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative. Global Resource uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility was 389% during the fiscal year ended June 30, 2005. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for the debentures at issuance date and for the quarter ended June 30, 2005.


                                     ISSUE DATE    VOLATILITY    RISK FREE   MARKET PRICE        TERM IN MONTHS
                                                                   Rate
At Issuance date for:
November 2004 Debentures              11/4/2004       457%         2.34%     $     0.035             5 mos.
January 2005 Debentures Warrants       1/7/2005       442%         2.82%     $    0.0135             6 mos.
January 2005 Debentures               1/17/2005       474%         2.82%     $      0.01            5.5 mos

Prices and average rates at
June 30, 2005                                         389%         3.45%     $     0.023

NOTE 5 - DISCONTINUED OPERATIONS

On June 30, 2004, the Company's CEO entered into an agreement to sell 1,260 of the Company's common stock and his controlling interest to an unrelated individual. This resulted in the Company's wholly owned subsidiary, NutraTek, LLC, being spun off and left Advanced Healthcare Technologies Inc. as the remaining shell company. All assets were associated with the discontinued operations as well as all of the liabilities except for $247,546 which was associated with Advanced.

                           GLOBAL RESOURCE CORPORATION

                        Notes to the Financial Statements

                                  June 30, 2005

NOTE 5 - DISCONTINUED OPERATIONS (Continued)

The net loss from discontinued operations for the three months ended June 30, 2004 are the operations of NutraTek for the three months ended March 31, 2004 because the spin off of NutraTek took place three months after Advanced Healthcare Technologies, Inc.'s year end and NutraTek had a December 31 year end, therefore three months after NutraTek's year end would be March 31, 2004.

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                 MARCH 31,
                                                                     2004
                                                                  -----------
                REVENUES                                          $    15,349

                COST OF GOODS SOLD                                      4,108
                                                                  -----------

                GROSS PROFIT                                           11,241
                                                                  -----------

                OPERATING EXPENSES

                  Payroll                                              53,930
                  Rent                                                  2,271
                  Professional fees                                    49,104
                  Depreciation                                            509
                  General and administrative                           21,362
                                                                  -----------

                    Total Operating Expenses                          127,176
                                                                  -----------

                LOSS FROM OPERATIONS                                 (115,935)
                                                                  -----------

                OTHER EXPENSE

                  Interest expense                                     (1,011)
                                                                  -----------

                    Total Other Expense                                (1,011)
                                                                  -----------

                NET LOSS                                          $  (116,946)
                                                                  ===========

                BASIC LOSS PER SHARE                              $     (4.87)
                                                                  ===========

                WEIGHTED AVERAGE NUMBER OF SHARES
                 OUTSTANDING                                           24,000
                                                                  ===========

                           GLOBAL RESOURCE CORPORATION

                        Notes to the Financial Statements

                                  June 30, 2005

NOTE 6 - INVESTMENTS

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

NOTE 6 - INVESTMENTS (Continued)

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

o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment's ability to continue as a going concern.

o The Board reserves the right to hire an independent, certified appraiser to assist with establishing a valuation of portfolio investments. Barring any extraordinary factors, a certified appraised value shall be used when available.

Based on the previous methodology, the Company determined that its investment in Well Renewal, LLC. was to be valued at $57,073 on the date of investment. Accordingly during 2004 a loss on the investment valuation of $92,927 was recorded. As of June 30, 2005, the Company determined that the value of their investment had decreased to $40,157, therefore an unrealized loss on investment was recorded in the amount of $16,916.

The Company has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 7 - MATERIAL EVENTS

On June 17, 2005 Jimmy Villalobos resigned as president of the Company.

                           GLOBAL RESOURCE CORPORATION

                        Notes to the Financial Statements

                                  June 30, 2005

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From September 27, 2004 through December 6, 2004, the Company issued approximately 48,150 shares of common stock (the "Shares") upon conversion of certain outstanding convertible debentures. The Company did not register the Shares under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on various exemptions from registration, including, but not limited to,
Section 3(b) of the Securities Act and Regulation E promulgated thereunder.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2005, a shareholder of the Company maintained office space and provided services that resulted in rent expense of $500 and in payroll expense of $5,000. Both of these amounts were contributed to capital.

NOTE 10 - SUBSEQUENT EVENTS

On June 7, 2006 an unrelated third party purchased the convertible debenture owned by Transnix Corporation. As of the date of purchase, the principal amount due on the debenture was $102,345 and the accrued but unpaid interest was $16,274. Subsequent to June 30, 2006, under the terms of the purchase agreement, Transnix used a substantial part of the proceeds received from the debenture purchaser in the payment of the liabilities of the Company, other than the principal and interest related to the debenture and the accounts payable. Accordingly, as of July 11, 2006, the Company has no liabilities other than the debenture and the accounts payable. In conjunction with the purchase of the Transnix debenture, a change in control of the Company occurred. The then directors and the then sole officer of the Company resigned, appointing Mary Radomsky as the sole director and the sole officer.

On July 31, 2006, the Board of Directors of the Company declared a 100 to 1 reverse stock split of the Company's common stock. The reverse stock split will be effective as of the close of trading on Friday, August 11, 2006.

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

Change of Control

On June 30, 2004, Richard Mangiarelli purchased 1,260 shares of Global Resource common stock from its former President, Chief Executive Officer, Director, and majority stockholder, Johnny Sanchez. As a result, Mr. Mangiarelli then held approximately 52.5% of the issued and outstanding common stock of Global Resource.

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

On June 30, 2004, we entered into a Release and Indemnity Agreement with Johnny Sanchez, our former President, Chief Executive Officer, Director, and majority stockholder, pursuant to which we sold all of our membership interest in NutraTek to Mr. Sanchez in exchange for Mr. Sanchez's agreement to do the following: (a) release us from any and all claims that Mr. Sanchez may have had against us; (b) indemnify us for any and all claims against or liabilities of Global Resource that existed before June 30, 2004, and (c) to cooperate with and assist Global Resource in connection with its reporting obligations or filing requirements under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, and to deliver such other instruments and take such other actions as may be reasonably requested by us in order to carry out the intent of the agreement.

Immediately after the spin-off of NutraTek, Global Resource had no operations. Before the change of control described above, Global Resource's principal business and operations were those of NutraTek. NutraTek researched, developed, and thereafter contracted with third parties to manufacture its own line of nutritional dietary supplements, functional food products and natural sweeteners.

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

We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

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

In addition, in September 2004, we commenced an offering of our common stock pursuant to Regulation E of the Securities Act of 1933, as amended. Pursuant to this offering, we have sold 12,200 shares of common stock for $12,200, and holders of the debentures referenced above have converted, in the aggregate, approximately $17,100 of principal and interest due thereunder into 35,950 shares of our common stock. Since that time, the issuance of a convertible debenture in the principal amount of $25,000 to Javelin Holdings for services rendered has been rescinded by mutual agreement between us and Javelin Holdings. Separate from the convertible debenture, 1,750 shares were issued for consulting expenses of $875.

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

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From September 27, 2004 through December 6, 2004, we issued approximately 48,150 shares of common stock, of which 12,200 were issued for cash and 35,950 were issued upon conversion of certain outstanding convertible debentures. We did not register these shares under the Securities Act of 1933, as amended, in reliance on various exemptions from registration, including, but not limited to, Section 3(b) of the Securities Act and Regulation E promulgated thereunder.

Since that time, the issuance of a convertible debenture in the principal amount of $25,000 to Javelin Holdings for services rendered has been rescinded by mutual agreement between us and Javelin Holdings. Separate from the convertible debenture, 1,750 shares were issued for consulting expenses of $875.

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

(a) None

(b) None.

ITEM 6 - EXHIBITS

        Item
        No.      Description                                              Method of Filing
        ---      -----------                                              ----------------

        31.1     Certification of Frank G. Pringle pursuant to            Filed electronically herewith.
                 Rule 13a-14(a)

        31.2     Certification of Jeffrey J. Andrews pursuant             Filed electronically herewith.
                 to Rule 13a-14(a)

        32.1     President and Chief Executive Officer Certification      Filed electronically herewith.
                 Certification pursuant to 18 U.S.C. ss. 1350 adopted
                 pursuant to Section 906 of the Sarbanes Oxley Act of
                 2002

        32.1     Chief Financial Officer Certification pursuant to        Filed electronically herewith.
                 18 U.S.C. ss. 1350 adopted pursuant to Section 906
                 of the Sarbanes Oxley Act of 2002



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GLOBAL RESOURCE CORPORATION

 October 31, 2006               /s/ Frank G. Pringle
                                -----------------------------
                                Frank G. Pringle
                                President and
                                Chief Executive Officer
                                (Principal Executive Officer)