Form 10QSB/A
period 2005-09-30
Global Resource CORP
filed 2006-10-31
CIK 1128949

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

                                EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 14, 2005. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains complete text of Items 1, 2 and 3 of Part I and Items 2 and 4 of Part II, as amended, as well as currently dated certifications from the Principal Executive Officer and the Principal Financial Officer.

In connection with the review of the unaudited interim financial statements for the six months ended September 30, 2005 and the fiscal year ended March 31, 2005, our external auditors noted that the Original Form 10-QSB did not reflect the effects of the Company's reverse stock split of 100 to 1. The reverse stock split became effective as of the close of trading on Friday, August 11, 2006.

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

                          PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           GLOBAL RESOURCE CORPORATION

                              FINANCIAL STATEMENTS

                               September 30, 2005

                           GLOBAL RESOURCE CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                    September 30,    March 31,
                                                       2005            2005
                                                     -----------    -----------
                                                     (Unaudited)
                                                     (Restated)     (Restated)

CURRENT ASSETS
   Cash                                              $       155    $       175
                                                     -----------    -----------
     Total Current Assets                                    155            175
                                                     -----------    -----------
OTHER ASSETS
   Investments (Note 6)                                   35,555         57,073
                                                     -----------    -----------
     Total Other Assets                                   35,555         57,073
                                                     -----------    -----------
     TOTAL ASSETS                                    $    35,710    $    57,248
                                                     ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $    35,454    $     5,438
   Accounts payable - related party                       54,004         52,795
   Accrued expenses - related party                          500             --
   Wages payable                                         170,000        150,000
   Accrued interest                                       10,232          4,716
   Derivative liability                                  256,833        168,896
   Convertible debentures, net of $18,591
     debt discount at March 31, 2005                     137,900        119,309
                                                     -----------    -----------
     Total Current Liabilities                           664,923        501,154
                                                     -----------    -----------
STOCKHOLDERS' DEFICIT
   Preferred stock: 50,000,000 shares authorized
      of $0.001 par value, no shares issued and
      outstanding                                             --             --
   Common stock: 2,000,000,000 shares authorized,
      of $0.001 par value, 72,151 shares
      issued and outstanding                                  72             72
   Additional paid-in capital                          6,892,663      6,887,163
   Accumulated deficit                                (7,521,948)    (7,331,141)
                                                     -----------    -----------
     Total Stockholders' Deficit                        (629,213)      (443,906)
                                                     -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
               DEFICIT                               $    35,710    $    57,248
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





                           GLOBAL RESOURCE CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            For the three                    For the six
                                            months ended                     months ended
                                            September 30,                    September 30,
                                    ----------------------------      ----------------------------
                                       2005              2004             2005             2004
                                    -----------      -----------      -----------      -----------
                                    (Restated)       (Restated)        (Restated)       (Restated)
 REVENUES                           $       --      $        --      $        --      $        --

 COST OF GOODS SOLD                         --               --               --               --
                                    ----------      -----------      -----------      -----------
 GROSS PROFIT                               --               --               --               --


 OPERATING EXPENSES                     38,320           51,144           57,245           51,144
                                    ----------      -----------      -----------      -----------
 LOSS FROM OPERATIONS                  (38,320)         (51,144)         (57,245)         (51,144)

 OTHER INCOME (EXPENSE)

  Interest Expense                      (2,758)              --          (24,107)              --
  Gain (loss) on derivative              9,157               --          (87,937)              --
 Unrealized loss on Investment          (4,602)              --          (21,518)              --
                                    ----------      -----------      -----------      -----------
Total Other Income (Expense)             1,797               --         (133,562)              --

LOSS BEFORE

 DISCONTINUED OPERATIONS               (36,523)         (51,144)        (190,807)         (51,144)
                                    ----------      -----------      -----------      -----------
LOSS FROM DISCONTINUED
  OPERATIONS (NOTE 5)                       --               --               --         (116,946)
                                    ----------      -----------      -----------      -----------
NET LOSS                            $  (36,523)     $   (51,144)     $  (190,807)     $  (168,090)
                                    ==========      ===========      ===========      ===========


BASIC AND DILUTED LOSS PER SHARE

  Continuing Operations            $     (0.51)     $     (2.13)     $     (2.64)     $     (2.13)
  Discontinued Operations                   --               --               --            (4.87)
                                   -----------      -----------      -----------      -----------

      Total Loss per Share         $     (0.51)     $     (2.13)     $     (2.64)     $     (7.00)
                                   ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                 72,151           24,000           72,151           24,000
                                   ===========      ===========      ===========      ===========

          The accompanying notes are an integral part of these financial statements.




                           GLOBAL RESOURCE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                         For the six months
                                                         ended September 30,
                                                     --------------------------
                                                        2005            2004
                                                     -----------    -----------
                                                      (Restated)     (Restated)
 CASH FLOWS FROM OPERATING ACTIVITES
    Net loss                                         $  (190,807)   $  (168,090)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
        Unrealized loss on investment                     21,518             --
        Depreciation and amortization                         --            509
        (Gain) / Loss on derivative                       87,937             --
        Interest expense on debt discount amortization    18,591             --
        Contributed services                               5,500             --
           Changes in assets and liabilities:
        Increase in accounts payable and accounts
            payable - related party                       31,225         26,144
        Increase in accrued expenses and accrued
            expenses - related party                      26,016         25,000
        Changes in discontinued assets
            and liabilities                                   --        106,679
                                                     -----------    -----------
            Net Cash Used by Operating Activities            (20)        (9,758)
                                                     -----------    -----------
Net Cash Used by Investing Activities                         --             --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash used for partner draw                                 --        (12,006)
   Cash contributed by former officer                         --         20,000
   Proceeds from issuance of note payable                     --         15,500
   Change from cash overdraft                                 --        (13,736)
   Proceeds from convertible debenture                        --             --
                                                     -----------    -----------
           Net Cash Provided by Financing
             Activities                              $        --    $     9,758
                                                     -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION

                                   (Unaudited)

                                                        For the six months
                                                        ended September 30,
                                                     --------------------------
                                                        2005           2004
                                                     (Restated)     (Restated)
                                                    -----------    -----------

NET DECREASE IN CASH                                        (20)            --

CASH AT BEGINNING OF PERIOD                                 175             --
                                                    -----------    -----------

CASH AT END OF PERIOD                               $       155    $        --
                                                    ===========    ===========

CASH PAID FOR

   Interest                                         $        --    $        --
   Income taxes                                     $        --    $        --

SCHEDULE OF NON CASH FINANCING ACTIVITIES

   Contributed capital by shareholders              $     5,500    $   247,546


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

The accompanying financial statements for the periods ended September 30, 2005 and 2004 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and the accounting for the conversion features for the quarters ended September 30, 2005 and 2004 are summarized below:

STATEMENT OF OPERATIONS

                                                                  SIX MONTHSENDED
                                               AS PREVIOUSLY    SEPTEMBER 30, 2005
                                                 REPORTED            ADJUSTMENT        AS RESTATED
                                                 --------            ----------        -----------

Gross profit                                     $       0         $       --          $       0

Operating expenses                                  57,245                 --             57,245
                                                 ---------         ----------          ---------
Loss from operations                               (57,245)                --            (57,245)

Non operating income (expense)
Interest expense                                    (5,516)           (18,591)(A)        (24,107)
Loss on investment valuation                       (21,518)                --            (21,518)
Loss on derivative liability                            --            (87,937)(B)        (87,937)
                                                 ---------         ----------          ---------
Total non-operating income (expense)               (27,034)          (106,528)          (133,562)

Loss before minority interest, income taxes,
and discontinued operations                        (84,279)          (106,528)          (190,807)
                                                 ---------         ----------          ---------
Loss from discontinued operations                       --                 --                 --
Net income (loss)                                $ (84,279)         $(106,528)         $(190,807)
                                                 =========         ==========          =========
Basic and diluted income (loss) per share        $   (1.17)         $   (1.47)(C)      $   (2.64)

Weighted average shares outstanding                 72,151                                72,151

(A)      CHANGE DUE TO AMORTIZATION OF DEBT DISCOUNT RELATED TO THE DERIVATIVE
         LIABILITY AND REVERSING THE IMPACT OF AMORTIZATION OF DEBT DISCOUNT
         RELATED TO THE BENEFICIAL CONVERSION FEATURE.
(B)      TO RECORD LOSS ON DERIVATIVES BASED UPON FAIR VALUES AT SEPTEMBER 30,
         2005.
(C)      TO REFLECT BASIC AND DILUTED LOSS PER SHARE BASED UPON CORRECTED NET
         INCOME.




BALANCE SHEET IMPACT

In addition to the effects on GRSU's September 30, 2005 statement of operations discussed above, the restatement impacted GRSU's balance sheet as of September
30, 2005. The following table sets forth the effects of the restatement adjustments on GRSU's balance sheet as of September 30, 2005:

                                                                          SEPTEMBER 30,
                                                                              2005                                    SEPTEMBER 30
                                                                          AS PREVIOUSLY                                  2005
                                                                            REPORTED           ADJUSTMENT              (RESTATED)
                                                                           -----------         -----------         -----------
ASSETS
Current assets
Cash and equivalents                                                       $       155         $        --         $       155
                                                                           -----------         -----------         -----------
 Total current assets                                                              155                  --                 155

Investment in Well Renewal, LLC                                                 35,555                  --              35,555
                                                                           -----------         -----------         -----------
 Total assets                                                              $    35,710         $        --         $    35,710

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts Payable                                                           $    35,454         $        --         $    35,454
Accounts payable - related party                                                54,004                  --              54,004
Accrued expenses                                                               180,732                  --             180,732
Debt discount                                                                       --            (155,000)(A)              --
                                                                                                   155,000 (B)
Derivative liability                                                                --             282,086 (C)         256,833
                                                                                                   (25,253)(D)
Convertible debentures                                                         137,900                  --             137,900
                                                                           -----------         -----------         -----------
 Total current liabilities                                                     408,090             256,833             664,923

                                                                           -----------         -----------         -----------
 Total liabilities                                                         $   408,090         $   256,833         $   664,923

STOCKHOLDERS' DEFICIT
 Preferred stock: 50,000,000 shares authorized
       of $0.001 par value, no shares issued and
       outstanding
   Common stock: 2,000,000,000 shares authorized, of $0.001 par value,           7,215              (7,143)(g)              72
72,151 shares issued and outstanding
Additional paid in capital                                                   7,065,520            (172,857)(e)       6,892,663
Accumulated deficit                                                         (7,445,115)            (76,833)(f)      (7,521,948)
                                                                           -----------         -----------         -----------
 Total stockholders' deficit                                                  (372,380)           (256,833)(g)        (629,213)
                                                                           -----------         -----------         -----------
 Total liabilities and stockholders' deficit                               $    35,710         $        --         $    35,710

(A)      TO RECORD THE INITIAL DEBT DISCOUNT ASSOCIATED WITH THE DERIVATIVE
         LIABILITIES.
(B)      CHANGE DUE TO AMORTIZATION OF DEBT DISCOUNT.
(C)      TO RECORD INITIAL CARRYING VALUE OF DERIVATIVES IN FISCAL 2005
         INCLUDING $90,342 FOR THE NOVEMBER 2004 TRANSNIX GLOBAL CORPORATION
         DEBENTURE, $90,342 FOR THE NOVEMBER 2004 EDIFY CAPITAL GROUP DEBENTURE,
         $45,916 FOR THE JANUARY 2005 EDIFY CAPITAL GROUP DEBENTURE AND $55,486
         FOR THE JANUARY 2005 TRANSNIX GLOBAL CORPORATION DEBENTURE.
(D)      TO RECORD GAIN OF $25,253 ON DERIVATIVES BASED UPON FAIR VALUES AT
         SEPTEMBER 30, 2005.
(E)      TO REDUCE PAID IN CAPITAL FOR REVERSAL OF THE BENEFICIAL CONVERSION
         FEATURE IMPACT .
(F)      TO REFLECT AGGREGATE EFFECT OF INCOME STATEMENT ADJUSTMENTS.
(G)      TO REFLECT THE 100 TO 1 REVERSE STOCK SPLIT.

STATEMENT OF OPERATIONS

                                                                  SIX MONTHSENDED
                                               AS PREVIOUSLY    SEPTEMBER 30, 2004
                                                  REPORTED          ADJUSTMENT             AS RESTATED
                                                  --------          ----------             -----------
Gross profit                                     $       0          $      --             $       0

Operating expenses                                  76,144            (25,000)(A)            51,144
                                                 ---------          ---------             ---------
Loss from operations                               (76,144)            25,000               (51,144)

Loss before minority interest, income taxes,
and discontinued operations                        (76,144)            25,000               (51,144)

Loss from discontinued operations                 (116,946)                --              (116,946)
                                                 ---------          ---------             ---------
Net income (loss)                                $(193,090)         $  25,000             $(168,090)
                                                 =========          =========             =========

Basic and diluted income (loss) per share        $   (8.05)         $    1.05             $   (7.00)

Weighted average shares outstanding                 24,000                                   24,000

(A) CHANGE DUE TO REVERSING THE IMPACT OF AMORTIZATION OF DEBT DISCOUNT RELATED TO THE BENEFICIAL CONVERSION FEATURE.

NOTE 4 - DERIVATIVES

Global Resource evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures issued in fiscal 2005. Based on the guidance in SFAS 133 and EITF 00-19, Global Resource concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Global Resource to bifurcate and separately account for the conversion features of the debentures as embedded derivatives. Pursuant to SFAS 133, Global Resource bifurcated the conversion feature from the debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Global Resource determined that the conversion features met the attributes of a liability and therefore recorded the fair value of the conversion features as current liabilities. Global Resource is required to record the fair value of the conversion features on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain
(loss) on derivative." These derivative liabilities were not previously classified as such in Global Resource's historical financial statements. In order to reflect these changes, Global Resource has restated its financial statements for the quarter ended September 30, 2005.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of September 30, 2005 and the impact on the statements of operations as of September 30, 2005 are as follows:

                                            MARCH 31,    SEPTEMBER 30,     LOSS
                                              2005          2005
Derivative liability - debentures           $168,896      $256,833      $ 87,937

Global Resource uses the Black Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock. Global Resource uses a risk free interest rate which is the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative. Global Resource uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility was 328% during the year ended September 30, 2005. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for the debentures at issuance date and for the year ended September 30, 2005.


                                     ISSUE DATE    VOLATILITY    RISK FREE    MARKET PRICE    TERM IN MONTHS
                                                                   RATE
At Issuance date for:
November 2004 Debentures             11/4/2004        457%         2.34%      $      0.035          5 mos.
January 2005 Debentures Warrants      1/7/2005        442%         2.82%      $     0.0135          6 mos.
January 2005 Debentures              1/17/2005        474%         2.82%      $       0.01        5.5 mos.

Prices and average rates at
 2 2005 2005
September 30, 2005                                    328%         4.01%      $      0.014

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

Based on the previous methodology, the Company determined that its investment in Well Renewal, LLC was to be valued at $57,073 on the date of investment. Accordingly during 2004 a loss on the investment valuation of $92,927 was recorded. As of September 30, 2005, the Company determined that the value of their investment had decreased to $35,555, therefore an unrealized loss on investment was recorded in the amount of $21,518.

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

During the quarter ended September 30, 2005, shareholders of the company maintained office space and provided services that resulted in rent expense of $500 and payroll expense of $20,000. Both of these amounts were recorded as accrued liabilities in the Accrued Liabilities - Related Party balance and in the Wages Payable balance, respectively.

 NOTE 10 - SUBSEQUENT EVENTS

On June 7, 2006 an unrelated third party purchased the convertible debenture owned by Transnix Corporation. As of the date of purchase, the principal amount due on the debenture was $102,345 and the accrued but unpaid interest was $16,274. Subsequent to June 30, 2006, under the terms of the purchase agreement, Transnix used a substantial part of the proceeds received from the debenture purchaser in the payment of the liabilities of the Company, other than the principal and interest related to the debenture and the accounts payable. Accordingly, as of July 11, 2006, the Company has no liabilities other than the debenture and the account payable balance. In conjunction with the purchase of the Transnix debenture, a change in control of the Company occurred. The then directors and the then sole officer of the Company resigned, appointing Mary Radomsky as the sole director and the sole officer.

On July 31, 2006, the Board of Directors of the Company declared a 100 to 1 reverse stock split of the Company's common stock. The reverse stock split is effective as of the close of trading on Friday, August 11, 2006.

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

Since that time, the issuance of a convertible debenture in the principal amount of $25,000 to Javelin Holdings for services rendered has been rescinded by mutual agreement between us and Javelin Holdings. . Separate from the convertible debenture, 1,750 shares were issued for consulting expenses of $875.

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


                                        6



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GLOBAL RESOURCE CORPORATION


 October 31, 2006                    /s/ Frank G. Pringle
                                     ------------------------------------
                                     Frank G. Pringle
                                     President and
                                     Chief Executive Officer