Form 10QSB/A
period 2005-12-31
Global Resource CORP
filed 2006-10-31
CIK 1128949

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended December 31, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on February 14, 2006. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains complete text of Items 1, 2 and 3 of Part I and Items 2 and 4 of Part II, as amended, as well as currently dated certifications from the Principal Executive Officer and the Principal Financial Officer.

In connection with the review of the unaudited interim financial statements for the nine months ended December 31, 2005 and the fiscal year ended March 31, 2005, our external auditors noted that the Original Form 10-QSB did not reflect the effects of the Company's reverse stock split of 100 to 1. The reverse stock split became effective as of the close of trading on Friday, August 11, 2006.

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

                          PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)


                                 BALANCE SHEETS

                                     ASSETS

                                                     December 31,     March 31,
                                                        2005            2005
                                                     -----------    -----------
                                                     (Unaudited)
                                                     (Restated)      (Restated)
CURRENT ASSETS

   Cash                                              $       131    $       175
                                                     -----------    -----------
     Total Current Assets                                    131            175
                                                     -----------    -----------
OTHER ASSETS

   Investments (Note 6)                                        -         57,073
                                                     -----------    -----------
     Total Other Assets                                        -         57,073
                                                     -----------    -----------
     TOTAL ASSETS                                    $       131    $    57,248
                                                     ===========    ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES


   Accounts payable                                  $    46,763    $     5,438
   Accounts payable - related party                       54,004         52,795
   Accrued expenses - related party                        1,000             --
   Wages payable                                         190,000        150,000
   Accrued interest                                       12,888          4,716
   Derivative liability                                  173,239        168,896
   Convertible debentures, net of $18,591
     debt discount at March 31, 2005                     102,345        119,309
                                                     -----------    -----------
     Total Current Liabilities                           580,239        501,154
                                                     -----------    -----------
STOCKHOLDERS' DEFICIT

   Preferred stock: 50,000,000 shares authorized
      of $0.001 par value, no shares issued and
      outstanding                                             --             --
   Common stock: 2,000,000,000 shares authorized,
      of $0.001 par value, 72,151 shares
      issued and outstanding                                  72             72
   Additional paid-in capital                          6,892,663      6,887,163
   Accumulated deficit                                (7,472,843)    (7,331,141)
                                                     -----------    -----------
     Total Stockholders' Deficit                        (580,108)      (443,906)
                                                     -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIT                                      $       131    $    57,248
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                    GLOBAL RESOURCE CORPORATION
                                   (A Development Stage Company)


                                      STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                    For the three months ended        For the nine months ended
                                            December 31,                     December 31,
                                  ------------------------------    ------------------------------
                                       2005             2004             2005             2004
                                  -------------    -------------    -------------    -------------
                                    (Restated)       (Restated)       (Restated)       (Restated)
REVENUES                          $          --    $          --    $          --    $          --

COST OF GOODS SOLD                           --               --               --               --
                                  -------------    -------------    -------------    -------------
GROSS PROFIT                                 --               --               --               --

OPERATING EXPENSES                       31,834          129,251           89,079          180,395
                                  -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                    (31,834)        (129,251)         (89,079)        (180,395)

OTHER INCOME (EXPENSE)
 Interest Expense                        (2,656)         (54,943)         (26,763)         (54,943)
 Derivative expense                          --          (80,685)              --          (80,685)
 Gain (loss) on derivative               83,595           38,910           (4,342)          38,910
 Unrealized loss on Investment               --               --          (21,518)              --
                                  -------------    -------------    -------------    -------------
Total Other Income (Expense)             80,939          (96,718)         (52,623)         (96,718)

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                 49,105         (225,969)        (141,702)        (277,113)
                                  -------------    -------------    -------------    -------------
LOSS FROM DISCONTINUED
  OPERATIONS (NOTE 5)                        --               --               --         (116,946)
                                  -------------    -------------    -------------    -------------
NET INCOME (LOSS)                 $      49,105    $    (225,969)   $    (141,702)   $    (394,059)
                                  =============    =============    =============    =============


BASIC LOSS PER SHARE

  Continuing Operations           $        0.68    $       (4.51)   $       (1.96)   $       (8.47)
  Discontinued Operations                    --               --               --            (3.57)
                                  -------------    -------------    -------------    -------------

    Total Gain (Loss) per Share   $        0.68    $       (4.51)   $       (1.96)   $      (12.04)
                                  =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                  72,151           50,130           72,151           32,742
                                  =============    =============    =============    =============


            The accompanying notes are an integral part of these financial statements.

                                                F-2

                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)


                            Statements of Cash Flows
                                   (Unaudited)

                                                     For the nine months ended
                                                            December 31,
                                                    ---------------------------
                                                       2005            2004
                                                    -----------     -----------
                                                     (Restated)      (Restated)

CASH FLOWS FROM OPERATING ACTIVITES

   Net loss                                         $  (141,702)    $  (394,059)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
       Unrealized loss on investment                     21,518              --
       Depreciation and amortization                         --             509
       Contributed services                               5,500              --
       Stock issued for services                             --             875
       (Gain) / Loss on derivative                        4,342              --
       Interest expense for debt discount amortization   18,591              --
    Changes in assets and liabilities:
       Increase in accounts payable and accounts
           payable - related party                       42,535          35,805
       Increase in accrued expenses and accrued
           expenses - related party                      49,172         128,670
       Increase in derivative liability                      --         141,775
       (Increase) in debt discount                           --         (46,727)
       Changes in discontinued assets
           and liabilities                                   --         106,679
                                                    -----------     -----------

           Net Cash Used by Operating Activities            (44)        (26,473)
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES                         --              --
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Cash used for partner draw                                --         (12,006)
   Cash contributed by former officer                        --          20,000
   Common stock sold or subscribed for cash                  --          12,200
   Proceeds from issuance of note payable                    --          15,500
   Change from cash overdraft                                --         (13,736)
   Proceeds from convertible debenture                       --         100,000
                                                    -----------     -----------

           Net Cash Provided by Financing
             Activities                             $        --     $   121,958
                                                    -----------     -----------


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)


                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                         For the nine months
                                                         ended December 31,
                                                    ----------------------------
                                                       2005             2004
                                                    -----------      -----------
                                                     (Restated)       (Restated)

NET INCREASE (DECREASE) IN CASH                             (44)          95,485

CASH AT BEGINNING OF PERIOD                                 175               --
                                                    -----------      -----------

CASH AT END OF PERIOD                               $       131      $    95,485
                                                    ===========      ===========

CASH PAID FOR

   Interest                                         $        --      $        --
   Income taxes                                     $        --      $        --

SCHEDULE OF NON CASH FINANCING ACTIVITIES

   Contributed capital by shareholders              $     5,500      $   247,546


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

On December 15, 2005, after a thorough review of the costs and potential regulatory requirements of complying with the Investment Company Act of 1940, the Board of Directors of the Company approved "Notification of Withdrawal" on Form n-54C with the Securities and Exchange Commission to withdraw our election to be subject to sections 55 through 65 of the Investment Company Act of 1940. On December 19, 2005, our "Notification of Withdrawal" on Form n-54C was filed with the Securities and Exchange Commission. As such, and with the transfer of the Well Renewal, LLC interest, the Company has become a Development Stage Company. Although we became a Development Stage Company on December 15, 2005, the inception disclosures on the Statement of Operations and the Statement of Cash Flows will begin January 1, 2006.

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

The accompanying financial statements for the periods ended December 31, 2005 and 2004 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and the accounting for the conversion features and the accounting for the beneficial conversion feature for the quarters ended December 31, 2005 and 2004 are summarized below:

                                     GLOBAL RESOURCE CORPORATION
                                    (A Development Stage Company)

                                  Notes to the Financial Statements
                                          December 31, 2005


STATEMENT OF OPERATIONS

                                                      AS         NINE MONTHS ENDED
                                                  PREVIOUSLY     DECEMBER 31, 2005
                                                   REPORTED         ADJUSTMENT           AS RESTATED
                                                 ------------      ------------         ------------
Gross profit                                     $         --      $         --         $         --

Operating expenses                                     89,079                --               89,079
                                                 ------------      ------------         ------------
Loss from operations                                  (89,079)               --              (89,079)
Non operating income (expense)
Interest expense                                       (8,172)          (18,591)(A)          (26,763)
Loss on investment valuation                          (21,518)               --              (21,518)
Loss on derivative liability                               --            (4,342)(B)           (4,342)
                                                  -----------      ------------         ------------
Total non-operating income (expense)                  (29,690)          (22,933)             (52,623)

Loss before minority interest, income taxes,
  and discontinued operations                        (118,769)          (22,933)            (141,702)
                                                  ------------     -------------        -------------
Loss from discontinued operations                          --                --                   --
Net income (loss)                                $   (118,769)     $    (22,933)        $   (141,702)
                                                 ============      ============         ============

Basic and diluted income (loss) per share        $      (1.65)     $       (.31)(C)     $      (1.96)

Weighted average shares outstanding                    72,151                                 72,151

(A)  CHANGE DUE TO AMORTIZATION OF DEBT DISCOUNT RELATED TO THE DERIVATIVE
     LIABILITY AND REVERSING THE IMPACT OF AMORTIZATION OF DEBT DISCOUNT RELATED
     TO THE BENEFICIAL CONVERSION FEATURE.
(B)  TO RECORD LOSS ON DERIVATIVES BASED UPON FAIR VALUES AT DECEMBER 31, 2005.
(C)  TO REFLECT BASIC AND DILUTED EARNINGS PER SHARE BASED UPON CORRECTED NET
     INCOME.



                                           GLOBAL RESOURCE CORPORATION
                                          (A Development Stage Company)

                                        Notes to the Financial Statements
                                                December 31, 2005


BALANCE SHEET IMPACT

In addition to the effects on GRSU's December 31, 2005 statement of operations discussed above, the restatement impacted GRSU's balance sheet as of December
31, 2005. The following table sets forth the effects of the restatement adjustments on GRSU's balance sheet as of December 31, 2005:

                                                                DECEMBER 31,
                                                                   2005                              DECEMBER 31,
                                                               AS PREVIOUSLY                             2005
                                                                 REPORTED        ADJUSTMENT           (RESTATED)
                                                                -----------      -----------         -----------

ASSETS
Current assets
Cash and equivalents                                            $       131      $        --         $       131
                                                                -----------      -----------         -----------
 Total current assets                                                   131               --                 131

                                                                -----------      -----------         -----------
 Total assets                                                   $       131      $        --         $       131
                                                                ===========      ===========         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts Payable                                                $    46,763      $        --         $    46,763
Accounts payable - related party                                     54,004               --              54,004
Accrued expenses                                                    203,888               --             203,888
Debt discount                                                            --         (155,000)(A)              --
                                                                                     155,000 (B)
Derivative liability                                                     --          282,086 (C)         173,239
                                                                                    (108,847)(D)
Convertible debentures                                              102,345               --             102,345
                                                                -----------      -----------         -----------
 Total current liabilities                                          407,000          173,239             580,239

                                                                -----------      -----------         -----------
 Total liabilities                                              $   407,000      $   173,239         $   580,239

STOCKHOLDERS' DEFICIT
 Preferred stock: 50,000,000 shares authorized
       of $0.001 par value, no shares issued and
       outstanding                                                       --               --                  --
 Common stock: 2,000,000,000 shares authorized, of $0.001
       par value, 72,151 shares issued and outstanding                7,215           (7,143)(G)              72
Additional paid in capital                                        7,065,520         (172,857)(E)       6,892,663
Accumulated deficit                                              (7,479,604)           6,761 (F)      (7,472,843)
                                                                -----------       ----------         -----------
 Total stockholders' deficit                                       (406,869)        (173,239)           (580,108)
                                                                -----------      -----------         -----------
 Total liabilities and stockholders' deficit                    $       131      $        --         $       131
                                                                ===========      ===========         ===========

(A)  TO RECORD THE INITIAL DEBT DISCOUNT ASSOCIATED WITH THE DERIVATIVE
     LIABILITIES.
(B)  CHANGE DUE TO AMORTIZATION OF DEBT DISCOUNT.
(C)  TO RECORD INITIAL CARRYING VALUE OF DERIVATIVES IN FISCAL 2005 INCLUDING
     $90,342 FOR THE NOVEMBER 2004 TRANSNIX GLOBAL CORPORATION DEBENTURE,
     $90,342 FOR THE NOVEMBER 2004 EDIFY CAPITAL GROUP DEBENTURE, $45,916 FOR
     THE JANUARY 2005 EDIFY CAPITAL GROUP DEBENTURE AND $55,486 FOR THE JANUARY
     2005 TRANSNIX GLOBAL CORPORATION DEBENTURE.
(D)  TO RECORD GAIN OF $108,847 ON DERIVATIVES BASED UPON FAIR VALUES AT
     DECEMBER 31, 2005.
(E)  TO REDUCE PAID IN CAPITAL FOR REVERSAL OF THE BENEFICIAL CONVERSION FEATURE
     IMPACT.
(F)  TO REFLECT AGGREGATE EFFECT OF INCOME STATEMENT ADJUSTMENTS.
(G)  TO REFLECT THE 100 TO 1 REVERSE STOCK SPLIT




                                       GLOBAL RESOURCE CORPORATION
                                      (A Development Stage Company)

                                    Notes to the Financial Statements
                                            December 31, 2005


STATEMENT OF OPERATIONS

                                                                  NINE MONTHS ENDED
                                                 AS PREVIOUSLY    DECEMBER 31, 2004
                                                   REPORTED           ADJUSTMENT           AS RESTATED
                                                 -------------      -------------         -------------

Gross profit                                     $          --      $          --         $          --

Operating expenses                                     204,520            (24,125)              180,395
                                                 -------------        -----------         -------------
Loss from operations                                  (204,520)            24,125              (180,395)

Non operating income (expense)
Interest expense                                      (126,670)            71,727 (A)           (54,943)
Derivative expense                                          --            (80,685)              (80,685)
Gain on derivative liability                                --             38,910 (B)            38,910
                                                 -------------        -----------         --------------
Total non-operating income (expense)                  (126,670)            29,952               (96,718)

Loss before minority interest, income taxes,
   and discontinued operations                        (331,190)            54,077              (277,113)
                                                 -------------        -----------         --------------
Loss from discontinued operations                     (116,946)                --              (116,946)
                                                 -------------        -----------         --------------
Net income (loss)                                $    (448,136)     $      54,077         $    (394,059)
                                                 =============      =============         =============

Basic and diluted income (loss) per share        $      (13.69)     $        1.65 (C)     $      (12.04)

Weighted average shares outstanding                     32,742                 --                32,742

(A)  CHANGE DUE TO AMORTIZATION OF DEBT DISCOUNT RELATED TO THE DERIVATIVE
     LIABILITY AND REVERSING THE IMPACT OF AMORTIZATION OF DEBT DISCOUNT RELATED
     TO THE BENEFICIAL CONVERSION FEATURE.
(B)  TO RECORD GAIN ON DERIVATIVES BASED UPON FAIR VALUES AT DECEMBER 31, 2004.
(C)  TO REFLECT BASIC EARNINGS PER SHARE BASED UPON CORRECTED NET INCOME.


                                                  F-8

                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2005


NOTE 4 - DERIVATIVES

Global Resource evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures issued in fiscal 2005. Based on the guidance in SFAS 133 and EITF 00-19, Global Resource concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Global Resource to bifurcate and separately account for the conversion features of the debentures as embedded derivatives. Pursuant to SFAS 133, Global Resource bifurcated the conversion feature from the debentures because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Global Resource determined that the conversion features met the attributes of a liability and therefore recorded the fair value of the conversion features as current liabilities. Global Resource is required to record the fair value of the conversion features on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain
(loss) on derivative." These derivative liabilities were not previously classified as such in Global Resource's historical financial statements. In order to reflect these changes, Global Resource has restated its financial statements for the quarters ended December 31, 2005 and 2004.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of December 31, 2005 and the impact on the statement of operations as of December 31, 2005 are as follows:

                                        MARCH 31,                   DECEMBER 31,
                                          2005           LOSS          2005
                                      -----------    -----------    -----------
Derivative liability - debentures     $   168,896        4,342      $   173,239

Global Resource uses the Black Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock. Global Resource uses a risk free interest rate which is the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative. Global Resource uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 241% to 491% during the years ending December 31, 2005 and 2004. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for the debentures at issuance date and for the years ended December 31, 2005 and 2004.

                                     ISSUE DATE      VOLATILITY     RISK FREE     MARKET PRICE     TERM IN MONTHS
                                                                      RATE
At Issuance date for:
November 2004 Debentures             11/4/2004          457%          2.34%       $    0.035             5 mos.
January 2005 Debentures Warrants      1/7/2005          442%          2.82%       $   0.0135             6 mos.
January 2005 Debentures              1/17/2005          474%          2.82%       $     0.01           5.5 mos.

Prices and average rates at:
December 31, 2005                                       241%          4.38%       $    0.014
December 31, 2004                                       491%          2.22%       $    0.010


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

NOTE 6 - INVESTMENTS

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


NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the quarters ended September 30, 2005 and December 31, 2005, shareholders of the company maintained office space and provided services that resulted in rent expense of $1,000 and payroll expense of $40,000. Both of these amounts were recorded as accrued liabilities in the Accrued Liabilities - Related Party balance and in the Wages Payable balance, respectively.

NOTE 10 - SUBSEQUENT EVENTS

On June 7, 2006 an unrelated third party purchased the convertible debenture owned by Transnix Corporation. As of the date of purchase, the principal amount due on the debenture was $102,345 and the accrued but unpaid interest was $16,274. Subsequent to June 30, 2006, under the terms of the purchase agreement, Transnix used a substantial part of the proceeds received from the debenture purchaser in the payment of the liabilities of the Company, other than the principal and interest related to the debenture and an accounts payable balance. Accordingly, as of July 11, 2006, the Company has no liabilities other than the debenture and an accounts payable balance. In conjunction with the purchase of the Transnix debenture, a change in control of the Company occurred. The then directors and the then sole officer of the Company resigned, appointing Mary Radomsky as the sole director and the sole officer.

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

In addition, in September 2004, we commenced an offering of our common stock pursuant to Regulation E of the Securities Act of 1933, as amended. Pursuant to this offering, we have sold 12,200 shares of common stock for $12,200, and holders of the debentures referenced above have converted, in the aggregate, approximately $17,100 of principal and interest due thereunder into 360 shares of our common stock. Since that time, the issuance of a convertible debenture in the principal amount of $25,000 to Javelin Holdings for services rendered has been rescinded by mutual agreement between us and Javelin Holdings. Separate from the convertible debenture, 1,750 shares were issued for consulting expenses of $875.

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

On December 15, 2005, pursuant to the terms of the Collateral Foreclosure Agreement, we exchanged our Membership Interests in Well Renewal LLC in partial satisfaction of the Debentures issued by us. Our debentures totaled $137,900 plus accrued interest. The transfer of the investment in Well Renewal, LLC was made at its book value of $35,555. The remaining balance of the convertible debenture is $102,345 plus accrued interest. As of December 31, 2005, we no longer hold any interest in Well Renewal LLC.

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

Prior to our exchange of our Membership Interest, the Debentures totaled $137,900 plus accrued interest. The remaining balance of the Debentures held by Transnix is $102,345 plus accrued interest.

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

2. Collateral Foreclosure Agreement. On December 15, 2005, we entered into an agreement with Transnix (the "Collateral Foreclosure Agreement") pursuant to which (i) Transnix, pursuant to the terms of the Pledge Agreement, accepted the Membership Interests (the collateral under the Pledge Agreement) in satisfaction of $35,555 of principal and interest obligations secured under the Debentures and (ii) we raised no objection to Transnix accepting the Membership Interest in satisfaction of $35,555 of principal and interest obligations under the Debentures and waived any and all notice periods under the Uniform Commercial Code.

3. On December 19, 2005, we filed a "Notification of Withdrawal" on Form n-54C with the Securities and Exchange Commission to withdraw our election to be subject to sections 55 through 65 of the Investment Company Act of 1940. This withdrawal of election was approved by our Board of Directors.

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

                               GLOBAL RESOURCE CORPORATION


October 31, 2006               /s/ Frank G. Pringle
                               -------------------------------------------------
                               Frank G. Pringle
                               President and Chief Executive Officer
                               (Principal Executive Officer)