Form 10QSB
period 2006-09-30
Global Resource CORP
filed 2006-11-21
CIK 1128949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2006
                                    ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

     Commission file number                      000-50944
                           -----------------------------------------------------


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

                Bloomfield Business Park, 408 Bloomfield Drive,
                      Unit 3, West Berlin, New Jersey 08091
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (856) 767-5661
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
   -------    -------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes   X     No
                                    -------    -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes         No
   -------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,347,122 shares of common stock, par value $0.001 were outstanding at November 13, 2006.

Transitional Small Business Disclosure Format (check one):

Yes         No   X
   -------    -------

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   GLOBAL RESOURCE CORPORATION
                                  (A Development Stage Company)
                                     Condensed Balance Sheet
                                       September 30, 2006
                                           (Unaudited)

                                             ASSETS

CURRENT ASSETS
   Cash                                                                         $      291,568
   Prepaid expenses                                                                     18,500
                                                                               ----------------

          TOTAL CURRENT ASSETS                                                         310,068
                                                                               ----------------

Fixed Assets, net of depreciation                                                      355,735
                                                                               ----------------

OTHER ASSETS
   Investments                                                                          45,000
                                                                               ----------------

TOTAL ASSETS                                                                    $      710,803
                                                                               ================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $      174,384
   Current portion - loan payable - equipment                                           12,644
                                                                               ----------------

          TOTAL CURRENT LIABILITIES                                                    187,028
                                                                               ----------------

LONG-TERM LIABILITIES
   Loan payable - equipment, net of current portion                                     52,071
                                                                               ----------------

          Total long-term liabilities                                                   52,071
                                                                               ----------------

STOCKHOLDERS' EQUITY
   Common stock, .001 par value; 2,000,000,000 shares authorized,
      51,468,074 shares issued and outstanding
      at September 30, 2006                                                             51,468
   Subscription receivable                                                            (975,030)
   Additional paid-in capital                                                        6,470,353
   Deficit accumulated in the development stage                                     (4,720,837)
   Deferred compensation                                                              (354,250)
                                                                               ----------------

          Total stockholders' equity                                                   471,704
                                                                               ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      710,803
                                                                               ================


      The accompanying notes are an integral part of these condensed financial statements.


                                                     GLOBAL RESOURCE CORPORATION
                                                    (A Development Stage Company)
                                                  Condensed Statement of Operations
                                                             (Unaudited)


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      ------------------              -----------------             JULY 19, 2002
                                                                                                                     (INCEPTION)
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,           TO
                                                     2006            2005           2006              2005        SEPTEMBER 30, 2006
                                                 -------------   -------------   -------------    -------------   ------------------

REVENUES                                         $           -   $           -   $           -    $           -     $           -

COST OF SALES                                                -               -               -                -                 -
                                                 -------------   -------------   -------------    -------------     -------------

GROSS PROFIT                                                 -               -               -                -                 -
                                                 -------------   -------------   -------------    -------------     -------------

OPERATING EXPENSES
    Consulting fees                                    110,232          13,564         154,727          162,815         1,145,234
    Professional fees                                   49,105          30,407         155,670          163,891           475,232
    Other general and administrative expenses          295,598         154,240         892,333          536,242         2,142,913
    Development                                        350,000               -         816,667                -           816,667
    Depreciation expense                                15,542           5,884          24,369           17,618            55,394
                                                 -------------   -------------   -------------    -------------     -------------

          TOTAL OPERATING EXPENSES                     820,477         204,095       2,043,766          880,566         4,635,440

LOSS BEFORE OTHER INCOME (EXPENSE)                    (820,477)       (204,095)     (2,043,766)        (880,566)       (4,635,440)

OTHER INCOME (EXPENSE)
    Loss on real estate - net                                -               -               -          (13,207)          (87,036)
    Interest expense                                    (3,395)           (283)        (11,290)          (1,003)          (13,031)
    Interest income                                      2,731             471           9,772            3,388            14,670
                                                 -------------   -------------   -------------    -------------     -------------

          TOTAL OTHER INCOME (EXPENSE)                    (664)            188          (1,518)         (10,822)          (85,397)
                                                 -------------   -------------   -------------    -------------     -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES            (821,141)       (203,907)     (2,045,284)        (891,388)       (4,720,837)
PROVISION FOR INCOME TAXES                                   -               -               -                -                 -
                                                 -------------   -------------   -------------    -------------     -------------

NET LOSS APPLICABLE TO COMMON SHARES             $    (821,141)  $    (203,907)  $  (2,045,284)   $    (891,388)    $  (4,720,837)
                                                 =============   =============   =============    =============     =============

BASIC AND DILUTED LOSS
     PER SHARE                                   $       (0.02)  $       (0.01)  $       (0.04)   $       (0.03)
                                                 =============   =============   =============    =============

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES                               47,487,917      31,312,129      46,827,957       34,119,326
                                                 =============   =============   =============    =============






                         The accompanying notes are an integral part of these condensed financial statements.



                                              GLOBAL RESOURCE CORPORATION
                                             (A Development Stage Company)
                                          Condensed Statements of Cash Flows
                                                      (Unaudited)

                                                                                                        RESTATED
                                                                       NINE MONTHS ENDED                --------
                                                                       -----------------             JULY 19, 2002
                                                                 SEPTEMBER 30,    SEPTEMBER 30,     (INCEPTION) TO
                                                                      2006            2005         SEPTEMBER 30, 2006
                                                                 -------------    -------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $ (2,045,282)    $   (891,388)       $ (4,720,837)
                                                                 -------------    -------------       -------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
   Depreciation                                                        24,369           17,618              55,394
   Common stock issued for services                                         -           52,500             532,300
   Amortization of deferred compensation                               81,750           81,750             191,000
   Impairment of investment in real estate                                  -                -                   -
   Loss on real estate                                                      -          (13,007)             87,036
   Common stock issued as charitable contribution                           -                -              50,000

CHANGES IN ASSETS AND LIABILITIES
   (Increase) decrease in subscription receivable                           -           64,129            (975,030)
   (Increase) in prepaid expenses                                     (18,500)           2,882             (18,500)
   (Increase) decrease in deposits                                     16,911           40,000                   -
   Increase in accounts payable                                        (6,410)          68,006            (174,384)
                                                                 -------------    -------------       -------------

          TOTAL ADJUSTMENTS                                            98,120          313,878            (252,184)
                                                                 -------------    -------------       -------------

          NET CASH USED IN OPERATING ACTIVITIES                     (1,947,162)       (577,510)         (4,973,021)
                                                                 -------------    -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                          (336,912)          (8,923)           (411,129)
   Proceeds from sale of real estate                                        -           68,107             617,864
   Investment                                                               -                -             (10,000)
   Investment in real estate, net                                           -                -             (80,800)
                                                                 -------------    -------------       -------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (336,912)          59,184             115,935
                                                                 -------------    -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock and paid-in capital                     1,987,799          170,867           5,083,939
   Liability for stock to be issued                                         -          (80,935)                  -
   Proceeds from officer's loan                                             -                -              38,550
   Repayment of officer's loan                                        (17,050)               -             (38,550)
   Proceeds from loan payable - vehicle                                     -                -              26,316
   Repayment of loan payable - vehicle                                (19,510)          (3,954)            (26,316)
   Proceeds from loan payable - equipment                              75,000                -              75,000
   Repayment of loan payable - equipment                              (10,285)               -             (10,285)
                                                                 -------------    -------------       -------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,015,954           85,978           5,148,654
                                                                 -------------    -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (268,120)        (432,348)            291,568

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                                               559,688          568,756                   -
                                                                 -------------    -------------       -------------
CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                                $    291,568     $    136,408        $    291,568
                                                                 =============    =============       =============
SUPPLEMENTAL DISCLOSURES OF
    NON-CASH ACTIVITIES:

    Common stock issued for services                             $          -     $     52,500        $    532,300
                                                                 =============    =============       =============

    Common stock issued for technology                           $          -     $          -        $ 37,500,000
                                                                 =============    =============       =============

    Common stock issued as charitable contribution               $          -     $          -        $     50,000
                                                                 =============    =============       =============

    Accounts payable converted to equity                         $          -     $      1,087        $      1,087
                                                                 =============    =============       =============


                  The accompanying notes are an integral part of these condensed financial statements.

                                                           5

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that maybe expected for the year ended December 31, 2006.

         Global Resource Corporation (the Company") was formed on July 19, 2002 in the state of New Jersey under the name Carbon Recovery Corporation. We are a development stage company which plans to engage in the business of decomposing petroleum-based materials by subjecting them to variable frequency microwave radiation at specifically selected frequencies for a time sufficient to al least partially decompose the materials.

         On September 22, 2006, the Carbon Recovery Corporation entered into a Plan and Agreement of Reorganization ("Agreement") with Global Resource Corporation. Pursuant to the Agreement, Global Resource Corporation acquired all of the assets and assumed all of the liabilities and related development stage business of Carbon Recovery Corporation in exchange for 48,688,996 common shares and the assumption of a convertible debenture and accrued interest in the amount of $120,682 by Carbon Recovery Corporation. The holders of Global Resource Corporation's capital stock before the Agreement retained 72,241 shares of common stock. Prior to the Agreement, Carbon Recovery Corporation had warrants outstanding. Pursuant to the Agreement, those outstanding warrants were exchanged for outstanding warrants of Global Resource Corporation. Specifically, Global Resource Corporation issued 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. All of the warrants expire on September 21, 2007.

         The above transaction has been accounted for as a reverse merger (recapitalization) with Carbon Recovery Corporation being deemed the accounting acquirer and Global Resource Corporation being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of Carbon Recovery Corporation as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to additional paid in capital. The basis of the assets and liabilities of Carbon Recovery Corporation, the accounting acquirer, have been carried over in the recapitalization. Concurrent with the merger, Carbon Recovery Corporation changed its name to Global Resource Corporation.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
         (CONTINUED)

         The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE Enterprises". The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

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

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments and other short- term investments with an initial maturity of three months or less to be cash or cash equivalents.

         At September 30, 2006, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 the Company's uninsured cash balances total $191,568.

         START-UP COSTS

         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
         (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         The following is a reconciliation of the computation for basic and diluted earnings per share:

                                              Nine Months Ended September 30,
                                             ---------------------------------
                                                  2006               2005
                                             --------------     --------------

         Net loss                              ($2,045,284)         ($891,388)
                                             --------------     --------------

         Weighted-average common shares
         Outstanding (Basic)                    46,827,927         34,119,326

         Weighted-average common stock
         Equivalents
            Stock options                                -                  -
            Warrants                             6,703,540                  -
                                             --------------     --------------

         Weighted-average common shares
         Outstanding (Diluted)                  53,531,497         34,119,326
                                             ==============     ==============

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised
         2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company has not issued any options during the reporting periods and as such, the effect of SFAS 123R has no impact on the results of operations for the nine months ended September 30, 2006.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "EXCHANGES OF NON-MONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for the financial statements issued for the fiscal years beginning after November 15, 2007 and the interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company's financial condition and results of operations.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 "Employer's Accounting for Pensions" (SFAS No. 87), SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS No.
         88), SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), and SFAS No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised
         2003)" (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for the fiscal years ending after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS No. 158, but believes it will not have a material impact on its financial position or on the results of operations.

NOTE 3 - FIXED ASSETS

         Fixed assets as of September 30, 2006 were as follows:

                                          ESTIMATED USEFUL
                                            LIVES (YEARS)        2006
                                         ------------------  -------------
         Equipment                               5-7          $   356,783
         Vehicles                                 5                54,346
                                                             -------------
                                                                  411,129
         Less: accumulated depreciation                           (55,394)
                                                             -------------
         Fixed assets, net                                    $  355,735
                                                             =============

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 3 - FIXED ASSETS (CONTINUED)

         There was $24,369 and $17,618 charged to operations for depreciation expense for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 4 - LOAN PAYABLE - EQUIPMENT

         In January 2006 the Company entered into a five year loan related to the purchase of new equipment. The principal amount of the loan is $75,000 at an interest rate of 11.5% annually. Monthly payments on the loan are approximately $1,687.

         The loan payable balance at September 30, 2006 is as follows:

                                                                       2006
                                                                  -------------

         Total loan payable                                        $    64,715
         Less current maturities                                       (12,644)
                                                                  -------------

         Long-term loan payable                                    $    52,071
                                                                  =============

         The amount of principal maturities of the loan payable for the next five periods ending September 30, and in the aggregate is as follows:

                                                    2007           $    12,644
                                                    2008                14,319
                                                    2009                16,214
                                                    2010                18,362
                                                    2011                 3,176
                                                                  -------------

                                                                   $    64,715
                                                                  =============

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 5 - PROVISION FOR INCOME TAXES

         Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

         At September 30, 2006 the deferred tax assets consist of the following:

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                                     2006
                                               -----------------

         Deferred taxes due to net
         operating loss carryforwards           $     1,416,251

         Less:  Valuation allowance                  (1,416,251)
                                               -----------------

         Net deferred tax asset                 $             -
                                               =================

         At September 30, 2006, the Company had deficits accumulated during the development stage in the approximate amount of $4,720,837 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 6 - OPERATING LEASES

         The Company leases office space under a lease that commenced October 15, 2004. Monthly payments under the initial lease term range from $3,000 to $3,400. During the second quarter of 2006 the Company entered into a lease agreement for additional office space for a term of three years commencing June 1, 2006. The term of the initial leased space was extended at the same time and both leases now expire on May 31, 2009. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

         Minimum lease payments under the operating lease are as follows:

                        FOR THE PERIODS ENDING
                             SEPTEMBER 30,
                        ----------------------
                                 2007           $        59,200
                                 2008                    60,000
                                 2009                    55,000
                                               -----------------

                                                $       174,200
                                               =================

NOTE 7 - GOING CONCERN

         As shown in the accompanying financial statements, the Company incurred substantial net losses for the periods ended September 30, 2006 and 2005, and has no revenue stream to support itself. This raises doubt about the Company's ability to continue as a going concern.

         The Company's future success is dependent upon its ability to raise additional capital or to secure a future business combination. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN (CONTINUED)

         The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

         COMMON STOCK

         The following details the stock transactions for the nine months ended September 30, 2006:

         The Company issued 1,786,286 shares of stock for $1,810,877 cash.

         The Company issued 39,746 shares of common stock in exchange for services valued at $64,746.

         The Company issued 22,500 shares of common stock in exchange for land valued at $45,000.

         The Company issued 1,681,837 shares of common stock in conversion of debt of $120,682.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         WARRANTS

         The Company issued 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. All of the warrants expire on September 21, 2007.

         A summary of the status of the Company's outstanding stock warrants as of September 30, 2006 is as follows

                                                               Weighted Average
                                                Shares          Exercise Price
                                             ------------     ------------------

         Outstanding at January 1, 2006                -       $              -

         Granted                               6,703,540                   3.01

         Exercised                                     -                      -

         Forfeited                                     -                      -
                                             ------------     ------------------

         Outstanding at September 30, 2006     6,703,540       $           3.01
                                             ------------     ------------------
         Exercisable at September 30, 2006     6,703,540       $           3.01
                                             ------------     ------------------

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

          Effective January 1, 2005 the Company entered into an employment agreement with its President. Under the agreement the President shall be entitled to an annual base salary of $250,000 in 2005 escalating to $366,025 in 2009. In 2005, $156,000 of the salary shall be paid ratably during the course of the year and the remaining $94,000 will be paid in accordance with the terms of the agreement. The initial term of the agreement is for a period of five years. The President has the option to renew this agreement for a second five-year term. In addition to the base salary the Company has granted the President 545,000 shares of restricted common stock as deferred compensation. The common stock vests to the President over a five-year period commencing January 1, 2005.

NOTE 10 - RELATED PARTY TRANSACTION

          In January 2005 the Company formalized a prior intended agreement with Careful Sell Holding, L.L.C. ("Careful Sell"), a Delaware limited liability company formed by the President of the Company. The Company's President and his spouse, a Director of the Company, own all of the limited liability interests of Careful Sell. The Company's President is also the Manager of Careful Sell. Under the revised agreement the Company entered into a Technology Contribution Agreement (the "Agreement"), with Careful Sell. Careful Sell is the owner of all the rights to the inventions of the Company's President. The Agreement transfers to the Company the rights to commercialize such inventions and to operate and use the related processes and apparatus to make, sell, use and otherwise dispose of products, which may be processed utilizing the inventions. The terms of the Agreement included a provision whereby the Company will pay Careful Sell royalties.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTION (CONTINUED)

          In January 2006, Careful Sell merged with PSO Enterprises, Inc., a Delaware corporation ("PSO"). At that time the separate existence of Careful Sell ceased and PSO continued as the surviving corporation. At that time the members of Careful Sell were issued 10,000,000 shares of PSO representing a 100% interest in PSO. In February 2006 PSO reversed merged into Mobilestream Oil. The current terms of the agreement with Mobilestream Oil include a provision whereby the Company will pay Mobilestream Oil royalties of $350,000 per quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The Company intends to continue the plan of operation developed by Carbon Recovery Corporation and in effect at the time of the acquisition on September 22, 2006. With respect to the waste tire disposal business, the Company is continuing negotiating a lease for a 3 to 4 acre site, with a 135,000 sq. ft. building, at a former USX site in Fairless Hills, Bucks County, Pennsylvania.. The first commercial tire disposal facility will be located in the building. The Company expects to start the permitting process in the very near future. The final design for the two-line facility is expected to be completed in the near future. When the facility has been built it will go through a de-bugging process while a stockpile of waste tires is developed so as to permit a constant feed operation. The Company is discussing with the Commonwealth of Pennsylvania the possibility of remediating its tire piles, which would be feeder stock for the Fairless Hills facility. It is the intent that once the first facility has been shown to be commercially feasible, third parties will be licensed for all future locations.

While various types of financing are being considered, the most likely source of financing will be industrial revenue bonds. During the quarter the Company met with both state and local representatives in Pennsylvania in regards to acquiring the applicable permits for its plant, starting the process for the industrial revenue bonds. In addition, the Company signed an investment banking agreement with Source Capital, of Westport, Connecticut to assist the Company is meeting its funding requirements.

With respect to the other hydrocarbon applications of the technology, the Company will continue its R&D in each of the areas and seek out joint venture partners for field testing and ultimate licensing to users.

The Company is seeking to finalize the non-binding Memorandum of Understanding which it entered into with Mobilestream Oil, Inc. with the intention of bringing the licensor of the technology into the same entity with the exclusive licensee of that technology.

ITEM 3. CONTROLS AND PROCEDURES.

The Company acquired Carbon Recovery Corporation's assets and business on September 22, 2006. Immediately, at Closing, the management of Carbon Recovery Corporation took control of the operations of the Company. While this provided more management, including financial management, and therefore better internal controls due to better separation of duties etc. the Company recognizes (a) that for substantially all of the quarter ended September 30, 2006, the previously identified weaknesses in internal controls remained; and (b) that it still needs to address deficiencies in its controls. Therefore, the Company plans to seek expert advice in this area and implement the recommendations of these experts. We plan to engage theses outside consultants prior to December 31, 2006 with an effort to have the controls in place for 2007.

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

The material weaknesses identified relate to:

        o As of September 30, 2006 there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.

        o As of September 30, 2006 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

        o As of September 30, 2006 there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against us or any of our former or current officers or directors, except as previously disclosed.

With respect to the previously disclosed lawsuit filed on June 30, 2006 in the United States District Court for the Middle District of North Carolina, docketed to Civil Action 1:06CV586 and captioned Starr Consulting, Inc., Creative Gaming Consultants, Inc. and Thomas Pierson v. Global Resources Corp., NutraTek LLC, Johnny Sanchez, Virginia Sanchez and Richard Mangiarelli, there have been on-going discussions about the possible settlement and/or withdrawal of such litigation but as of the date of this Report, no definitive action has been taken by any party

However, on June 17, 2005, while we were being regulated as a BDC, the Division of Investment Management at the SEC ("Division") advised us that it was the view of the Division that we could not rely on the exemption afforded by Regulation E for our prior issuances, between September 27, 2004 through December 2, 2004, of shares of our common stock. The Division also advised us that, in the view of the Division, it appeared that our issuance of those shares violated the registration requirements of Section 5 of the Securities Act of 1933, as amended ("Securities Act"). In response, we advised the Division that it was our view that the issuance of the shares was exempt from registration under the Securities Act under various available exemptions, including but not limited to Regulation E and that our issuance of the shares had not violated Section 5 of the Securities Act. At this time, neither the SEC nor any private party has commenced any action against us alleging that we issued the shares in violation of Section 5 of the Securities Act. Further, to the best of our knowledge, the SEC has not commenced any formal or informal inquiry with respect to its contention that the shares were issued in violation of Section 5 of the Securities Act. In the event that any such action or inquiry is commenced, we intend to defend against such allegations vigorously.

ITEM 2     UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On September 22, 2006 the Company acquired all of the assets and development stage business of Carbon Recovery Corporation in a Plan of Reorganization pursuant to Section 368(a)(1)(C) of the Internal Revenue Code. In consideration for such assets and business the Company issued 48,688,996 shares of its Common Stock. Because the shares were not registered with the Securities and Exchange Commission, and Carbon Recoverey Corporation had too many shareholders to permit the distribution of the shares, as required by Section 368(a)(1)(C) of the Internal Revenue Code, the shares have been transferred to a Liquidating Trust pending registration of the shares to permit such distribution. The issuance of the shares was considered exempt pursuant to Section (4(2) of the Securities Act of 1933 as amended.

Immediately following the Closing, the new Board of Directors voted to issue 25,000 shares to Mary K. Radomsky, the former CEO/CFO of the Company as partial compensation for her otherwise uncompensated services. Such issuance was considered exempt under Section (4(2) of the Securities Act of 1933 as amended.

Shortly after the Closing of the acquisition, the two holders of the Convertible Debenture converted the debt to shares of Common Stock. Due to a percentage limitation on the number of shares issuable upon such conversion (4.99% of the the resulting issued and outstanding shares) not all of the debt could be converted at that time. Within the limitation, the Company issued 2,160,974 shares to one of the holders and 400,000 shares to the other holder. Such issuances were considered exempt under Section 3(a)(9) and Section (4(2) of the Securities Act of 1933 as amended

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GLOBAL RESOURCE CORPORATION


                                         By /s/ Frank G. Pringle, President/CEO
                                           -------------------------------------

Date: November 20,  2006