Form 10KSB
period 2006-12-31
Global Resource CORP
filed 2007-04-18
CIK 1128949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2005
                                       OR
                 [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
       for the transaction period from April 1, 2006 to December 31, 2006

                        Commission File Number 000-50944

                           GLOBAL RESOURCE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Nevada                                                  84-1565820
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

408 Bloomfield Drive, #3, West Berlin, NJ                          08091
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number                     (856) 767-5661
                                  -----------------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                          Name of each exchange on which
                                                        Registered
____________________________________      ______________________________________

____________________________________      ______________________________________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the closing price of the stock as of April 17, 2007 of $1.48, the aggregate market value of voting stock held by non-affiliates is $38,683,347.

As of April 17, 2007, 26,137,480 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                                TABLE OF CONTENTS

PART I
                                                                            PAGE

Item 1. Description of Business .............................................. 4

Item 2. Description of Property ..............................................11

Item 3. Legal Proceedings ....................................................11

Item 4. Submission of Matters to a Vote of Security Holders...................12


PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small
        Business Issuer Purchases of Equity Securities........................12

Item 6. Management's Discussion and Analysis or Plan of Operation.............14

Item 7. Financial Statements .................................................15

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure .................................................36

Item 8A. Controls and Procedures..............................................36

Item 8B. Other Information ...................................................38


PART III

Item 9. Directors and Executive Officers of the Registrant....................38

Item 10. Executive Compensation ..............................................40

Item 11. Security Ownership of Certain Beneficial Owners and Management.......41

Item 12. Certain Relationships and Related Transactions ......................43

Item 13. Exhibits and Reports on Form 8-K ....................................44

Item 14. Principal Accountant Fees and Services ..............................45

Forward-Looking Statements

         When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to: inability to commercialize our technology; lack of demand or low demand for products and services embodying our technology; competitive products and pricing; changes in the regulation of either or both our industry or the industries using our technology; a failure to timely obtain necessary regulatory approvals; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC's rules, and other corporate governance requirements; changing government regulations and laws applicable to our technology, the products embodying that technology, and the applications of the technology; as well as other factors and other risks set forth in Item 1 under " Risk Factors" and "Cautionary Factors That May Affect Future Results" as well as elsewhere in this report.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

CURRENT BUSINESS. Prior to its acquisition of the assets and development stage business of Carbon Recovery Corporation on September 22, 2006, the Company had been a shell corporation since approximately December 15, 2005. A history of the Company prior to September 22, 2006 follows this discussion of its current business.

With the acquisition of (i) the assets and (ii) the development stage business from Carbon Recovery Corporation, the business of the Company became that of Carbon Recovery Corporation prior to the Closing. That business was, and continues to be:
                  (i) the construction of plants to exploit certain technology for decomposing petroleum-based materials by subjecting them to variable frequency microwave radiation at specifically selected frequencies for a time sufficient to at least partially decompose the materials;

                  (ii) the design, manufacture and sale of machinery and equipment units, embodying the technology and focused on specific applications; and

                  (iii) the sub-licensing of third parties to exploit that technology.

The technology was the property of a company called Mobilestream Oil, Inc., whose assets were also acquired by the Company (on December 31, 2006).

For example, a process utilizing the technology decomposes waste tires into their components of carbon black, scrap steel, and hydrocarbon liquid and gas. Since the tires are manufactured with a combination of different grades of carbon black, the collected carbon black product is a composite of 4 to 6 different grades. The hydrocarbon liquid is not truly "oil". A tire is manufactured from hydrocarbons (60%), and rubber and steel (40% together). The hydrocarbons used to make a tire are "process oil". This "process oil" is a refined product, but with the Company's technology it is broken into a gas which is then partially liquified. The precise composition of the resulting condensed liquid is not known but it has been tested and has a BTU content comparable to diesel fuel so the Company believes that it can be readily sold for fuel value.

At the present time, the process is in a laboratory mode. There will have to be a transition from the "one batch at a time" operation, used in the laboratory to a "continuous feed" line in order to commercialize the process. Currently, the continuous feed line is in the final design stage but, in general, covers the following steps:

                    1. Waste tires are fed into a tire chipper from either a stockpile or directly from trucks unloading the tires into the chipper. The tires are chipped into approximately 3" to 4" pieces.
                    2. These pieces are moved into a hopper, which is designed to be a reserve, at the beginning of the process, to maintain a continuous flow in the event of a delay in the delivery of additional tires to the chipper.
                    3. The pieces are washed with a solution to remove dirt and road oil. The solution is recycled to avoid environmental contamination from the road oil.
                    4. The pieces are again washed in a sonic-vibrated solution to further remove dirt and road oil.
                    5. The pieces go through a dryer.
                    6. From the dryer the pieces are conveyed into an intermediate silo which is designed to be a further reserve at the beginning of the actual decomposition process, to maintain a continuous flow in the event of any problem with the chipping and washing process steps.
                    7. Pieces are fed into the microwave reactor, which accepts a load, locks, draws a vacuum, processes, unlocks and discharges the resulting decomposed residue, which is carbon black and steel. Dust emitted when the reactor discharges is collected and sent to a baghouse. Gases go to a heat exchanger and are condensed to convert back to process oil. The process oil goes to tanks for shipment to buyers. Approximately 10% of the gases will remain uncondensed and will be recovered and sold as natural gas.
                    8. The reactor residue, consisting of the carbon black and steel, is cooled and fed into a hopper for the first grinder. The steel is removed by magnetic rail conveyors, to be collected and sold as scrap steel. The carbon black is fed into a grinder and the size is reduced from an estimated 1/8" diameter to approximately 100 microns.
                    9. The carbon black is transported by pneumatic tubes to a sifter which reduces the size to approximately 20 to 50 microns. Particles over 50 microns are recirculated.
                    10. The carbon black is moved pneumatically to a centrifugal feeder sorter with a 2-ring system.

                    11. The smaller pieces are moved to a special bagging area. They are put into one ton bags, but there is an optional arrangement to bag, label and pelletize in smaller quantities.
                    12. The leftover goes to its own bagging area.

The Company believes that the design of the machinery and equipment for the decomposition of waste tires fully protects the environment from the release of components during the decomposition process.

In a similar decomposition process, the Company has designed machinery and equipment which will decompose "fluff", which is the non-metallic portions of scrap motor vehicles, primarily, the interiors. It appears that although scrap vehicles are specifically taken without the tires due to environmental rules, they are often removed but then placed ("hidden") in the trunk of the vehicle and crushed into it, thus "disposing" of the tires. The Company's machinery will, of course, permit any tires to be decomposed together with the other materials. The Company is currently offering three models: one which disposes of 5 tons per hour, one which disposes of ten tons per hour, and one which disposes of twenty tons per hour. The Company is soliciting orders and has issued various proposals.

There are other potential applications for the microwave technology covered by the license, in addition to the application for decomposing waste tires and fluff. These include:
                  1. Stimulation of production of mature oil and gas wells
                     ("stripper" wells);
                  2. Reduction of hydrocarbons in drilling cuttings to permit on-site disposal;
                  3. Volatilization of heavy or slurry oil;
                  4. Recovery of oil from oil shale and oil sands; and
                  5. Medicinal applications.

HISTORY OF THE COMPANY. The Company was organized as a Colorado corporation on March 28, 2000 under the name "Email Mortgage Com, Incorporated ("Email Mortgage Com"). Its business focus was the marketing of first and second mortgages, principally through its website. The Company was not successful with that business and in 2002 it discontinued those operations, liquidated its loan inventory, and paid off its then existing liabilities. Also in 2002, Email Mortgage Com changed its state of domicile from Colorado to Nevada and changed its name to "Advanced Healthcare Technologies, Inc." ("Advanced Healthcare"). Under such name, the Company first owned and operated a subsidiary named "Advanced Hyperbaric Industries, Inc." ("Advanced Hyperbaric") which engaged in the manufacture and marketing of rigid extremity hyperbaric chambers and a sacral patch device, both of which utilized oxygen therapy for the treatment of open sores and wounds, including bedsores. On December 4, 2003, the Company acquired a 100% interest in "Nutratek LLC" ("Nutratek") which was engaged in the research and development of nutritional dietary supplements, functional food products and natural sweeteners, which products were manufactured by non-related third parties. On March 31, 2004, as a consequence of the Nutratek acquisition, the Company spun off and sold the intellectual properties and oxygen therapy products and business of Advanced Hyperbaric in exchange for the assumption of Advanced Hyperbaric's liabilities. On June 30, 2004 the former President, Chief Executive Officer, Director and majority stockholder sold his interest in the Company to an unrelated third party. In connection with that sale and change in control, the Company's operating subsidiary, Nutratek was spun off to the selling majority stockholder and the purchaser determined to change the business of the Company to that of a business development company. On September 17, 2004 the Company filed a notice with the Securities and Exchange Commission ("SEC") electing to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended. The intent was to focus on acquiring interests in portfolio companies doing business in the energy sector. While operating as a BDC, and seeking energy-related portfolio companies, on January 11, 2005 the Company acquired a 50% interest in Well Renewal, LLC ("Well Renewal"), an entity which managed and operated approximately 30 oil wells in Oklahoma by utilizing a nitrogen and carbon dioxide gas injection unit to "pump up" and re-pressurize the wells to increase oil output.

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

As a result of the December 15, 2005 foreclosure on the pledged Well Renewal interests and the determination to terminate the BDC business plan, the Company became a "development stage company" and a shell corporation.

On June 7, 2006, an unrelated third party acquired the Restated and Amended Debenture owned by Transnix Global Corporation, which represented the balance of the indebtedness by the Company to Transnix in the principal amount of $102,345 and accrued interest of $16,274. In conjunction with the assignment of the Debenture, all of the Company's then directors (Messrs. Caldwell, Ferandell, Jordan, Mangiarelli and van Adelsberg) and the Company's sole officer, Richard Mangiarelli, resigned. Contemporaneously, Mary K. Radomsky was elected as a director and as the sole officer of the Company. Mrs. Radomsky began negotiations for the acquisition of Carbon Recovery Corporation ("CRC"). On September 22, 2006, the Company acquired the assets and development stage business of CRC. The technology owned by CRC was licensed to it by Mobilestream Oil, Inc. ("Mobilestream"). On December 31, 2006 the Company acquired the assets of Mobilestream which were, essentially, the 4 patent applications, thus bringing all of the variable microwave frequency technology under its umbrella.


RISK FACTORS Global Resource Corporation, even after the acquisition of the assets and businesses of Carbon Recovery Corporation ("CRC") and of Mobilestream Oil, Inc. ("Mobilestream"), is a small, development stage company. As such it is subject to all of the risks and uncertainties of any such business. Prior to the acquisition of its assets and business by the Company, CRC had expended much of its efforts and funds on research and development, both prior to and subsequent to, the filing of the original patent application. While the use of targeted microwave frequencies is not new technology, as such, the determination of the frequencies to be used and the implementation of that technology is. The process is still in a laboratory mode and size. Whether the technology can be successfully commercialized, which means large scale machinery and equipment operating in a continuous process, is uncertain.

At this point, the Company is constantly seeking ways to commercialize the technology which it has acquired. An initial application for which there appears to be both interest and demand is the disposal of "fluff", which are the non-metallic parts of motor vehicles - the interiors. The Company has designed a fluff disposal unit, which will initially be available in three capacities: 5 tons per hour, 10 tons per hour, and 20 tons per hour. Orders are being solicited and proposals have been issued, but whether orders will develop is uncertain.

Also the Company believes that its design of the proposed tire disposal facility will be a successful commercial implementation of the process, but again, there can be no assurance of that. An actual disposal facility line will have to be built and operated and de-bugged in operation. Whether the line, as ultimately designed and operated, will be profitable is uncertain.

While various potential buyers have expressed interest in purchasing the end products of the decomposition process; e.g., carbon black, process oil and "natural" gas; until the quality and composition of those end products, as developed by actual operations, can be determined, it is highly unlikely that any final purchase commitments will be made by anyone. Until then, there is uncertainty about the market acceptance of those end products and the prices which could be obtained.

The building of an actual line to implement the process is estimated to cost $25,000,000. The Company does not have the financial means to construct such a facility. The Company is exploring financing alternatives, ranging from state government grants, industrial revenue bonds, institutional funding, other private financing and the possibility of a public offering. The Company is uncertain about its ability to secure the financing necessary.

Although the Company has issued various proposals for the sale of its equipment to decompose "fluff", to date no one has purchased a unit. Until a unit is sold, and then manufactured to the purchaser's specifications, it is uncertain whether this commercialization of the technology is viable.

As a small company, Global Resource Corporation is highly dependent upon the efforts and abilities of its management. The loss of the services of any of them could have a substantial adverse effect on it. The Company has purchased "Key Man" insurance policies on only Frank Pringle (in the amount of $6,000,000, of which $2,000,000 is payable to his wife and the other $4,000,000 is payable to the Company) but not on any other executives.

Neither CRC, Mobilestream nor the Company have had significant sales. The Company expects sales to develop and grow primarily from sale of the fluff disposal units, the end products of the waste tire decomposition, licensing fees from third parties using the technology, as well as similar revenues from the other applications of the licensed technology. However, until the waste tire decomposition process is commercialized, proved operational on a continuous feed process facility basis, and is profitable, third parties are unlikely to want to license the technology. Likewise, until the application of the technology to the other applications, such as shale oil, is also proven, revenues from those applications are unlikely. The Company cannot be certain about its ability to convince third parties, who may be, in effect, competitors, to obtain a license to use its technology.

To achieve its business goals, the Company must attract investment capital. It is uncertain about its ability to attract sufficient capital to fund its growth, and, it is uncertain about the costs of any financing which it might obtain. Financing may be dilutive to the then existing shareholders.

The Company believes that so long as the cost for hydrocarbons increases, and as the demand for United States sources increases, there will be a market for its technology, subject to its being proven as cost efficient. Meeting that requirement (of proof of cost efficiency) may take substantial financing which the Company is not presently in a position to commit. Thus, the potential revenues from the other applications of the technology is uncertain.

Although the original patent application was filed and has subsequently been divided into four patent applications, there is no assurance that any patent will, in fact, be issued, or, if any patent is issued, to what extent the claims of that patent application will be allowed. In any event, the issuance of a patent is not, in and of itself, an assurance of profitability. Furthermore, while the issuance of a patent for the targeted frequencies may require that others obtain a license for the use of such frequencies for the claimed applications, there is still no assurance that the license fees to be obtained will offset the costs of development, or otherwise return a profit.

Prior to its acquisition of the CRC assets, the Company completed a 100-to-1 reverse split of its common stock, substantially reducing its issued and outstanding common stock. The shares which were issued for both the CRC and the Mobilestream acquisitions are restricted and being held in Liquidating Trusts, which means that until they are registered with the Securities and Exchange Commission they will not be distributable and marketable. Accordingly there could be a current demand for shares of the Company's common stock which could increase the market price but, upon subsequent effectiveness of a registration statement for the shares being held in trust, there could be a substantial number of shares offered for sale which could deflate the market price.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business, our technology and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us. Please also see the Risk Factors discussed in above.

o We have just become an operating company on September 22, 2006 by acquiring technology which, although successfully demonstrated in the laboratory, has not yet been implemented or commercialized. We have no revenues or earnings, and we have no material assets other than the technology and the four patents pending. All prior business operations, including the attempted business in 2005 as a BDC, have been terminated or abandoned; they operated at a loss.

o We acquired the technology from Carbon Recovery Corporation and from the licensor, Mobilestream Oil, Inc. At the time of the acquisitions, neither company had any sales or revenues. Both were development stage companies which did not yet have revenues or earnings and which had limited assets, concentrated in certain intellectual property, and mostly utilized in connection with R&D activities.

o Our success will be dependent upon our ability to commercialize the technology, of which there is no assurance. While the processes work in the laboratory environment, in what are essentially "batch" procedures, commercialization will require that the processes be scaled up, with large machinery and equipment, and that such machinery and equipment operate on a "continuous feed" basis. While much of the material processing and handling machinery and equipment is commercially available, the critical piece will be the microwave and its housing.

o It is likely that we will be required to build the first units either by ourselves, or with partners or joint venturers, in order to prove their operational efficacy and profitability. This will most likely require substantial capital, and there is no assurance that we can obtain that capital, or that if we do obtain it, it will be on terms which are acceptable. The structure of such financing may involve the issuance of senior securities, such as Preferred Stock, or the issuance of dilutive securities such as convertible securities, options, and warrants.

o The continued filing of reports with the Securities and Exchange Commission and the maintenance of trading on the OTC Bulletin Board is dependent upon our ability to meet the costs of that. Maintenance of public market status, where the filing of periodic reports with the SEC is required, is an expense, both financially and in terms of the time availability of Management. While we intend to continue such status, there is no assurance that the financial and time requirements will continue to be met.


REPORTS TO SECURITY HOLDERS

We file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended. The public may read and copy any material that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC and so our reports are available on the site. The address of that site is http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Prior to September 22, 2006, the Company had had no assets since December, 2005. On September 22, 2006 the Company acquired the assets and development stage business of Carbon Recovery Corporation. The acquired assets consisted of cash, certain equipment and machinery, office furniture and equipment, a vehicle, and the license from MobileStream Oil, Inc. The material assets acquired were (1) the laboratory equipment and machinery and (2) the license. The laboratory equipment and machinery included two custom-designed, system-integrated microwave units capable of generating a spectrum of frequencies within the ranges covered by the patent application together with (a) integral computer systems to control the microwave processes, (b) heat exchangers, (c) vacuum pumps, (d) gas chromatography/mass spectrometers ("CS/MS") and (e) peripheral laboratory equipment. The license was an exclusive license for the technology embodied in the then pending patent application (technology developed by Frank Pringle and assigned to Mobilestream Oil, Inc.) as well as any future amendments, improvements and extensions, as well as an assignment of related trade secrets. The original license covered the use of the technology for the disposal of waste tires. The addition to the license, to date, covers the use of the technology for other hydrocarbon-related applications, including:

         1. Stimulation of production of mature oil and gas wells ("stripper" wells);
         2. Reduction of hydrocarbons in drilling cuttings to permit on-site disposal;
         3.       Volatilzation of heavy or slurry oil;
         4.       Recovery of oil from oil shale and oil sands; and
         5.       Medical applications.

It is this technology which forms the basis of the Company's business.

On December 31, 2006, the Company acquired the assets of Mobilestream Oil, Inc. The assets acquired consisted, essentially, of only (1) the 4 patents pending for the technology together with the Combined Technology License and (2) 37,5000,000 shares of the Company's own Common Stock, which shares have been since cancelled. (At the time of the execution of the Plan and Agreement of Reorganization for the acquisition there was only one U.S. Provisional Patent filed; just prior to Closing that was broken into 2 U.S. and 2 International applications.)

At this point, the Company controls the technology, having acquired the rights of the licensor and the licensee.

ITEM 3.  LEGAL PROCEEDINGS.

Except for the following, there is no litigation pending or threatened by or against us or any of our former or current officers or directors, as such.

A lawsuit was filed on June 30, 2006 in the United States District Court for the Middle District of North Carolina, docketed to Civil Action 1:06CV586 and captioned Starr Consulting, Inc., Creative Gaming Consultants, Inc. and Thomas

Pierson v. Global Resources Corp., NutraTek LLC, Johnny Sanchez, Virginia Sanchez and Richard Mangiarelli. Because of the move of the Company's offices from California to Maryland service had not been effected and the Company only became aware of it immediately prior to closing the acquisition of the assets of Carbon Recovery Corporation. The suit seeks unspecified damages and other relief related to actions of NutraTek LLC, Johnny Sanchez and Virginia Sanchez at the time (12/4/03 to 6/30/04) when NutraTek LLC was wholly-owned by the Company, then doing business as Advanced Healthcare Technologies, Inc. (See "History of the Company" in Item 1, above) Essentially the Complaint alleges that Mr. and Mrs. Sanchez, then the officers of both the Company and of NutraTek, LLC, fraudulently induced the plaintiffs to convert certain debt to equity in the Company, which equity has subsequently become valueless. Mr. Magiarelli was the purchaser of control of the Company from the Sanchezes. The Company has discussing with the plaintiffs various alternatives for dealing with the litigation, in which the Company as currently constituted has no interest. Management does not believe that any judgment, or any settlement of the litigation, will have a material effect on the profit or loss of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None. During the period ended December 31, 2006, our stockholders adopted no resolutions at a meeting or by written consent.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION

Our Common Stock currently trades on the OTC Bulletin Board under the symbol "GBRC". The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by OTCBB Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market- based valuation of the stock.

         Quarter Ended                 High Bid                  Low Bid
         -------------                 --------                  -------

         March 31, 2005*                 $.047                    $.006
         June 30, 2005*                   .074                     .011
         September 30, 2005*              .034                     .013
         December 31, 2005*               .0265                    .012
         March 31, 2006*                  .035                     .013
         June 30, 2006*                   .032                     .015
         September 30, 2006              3.00                     1.75
         December 31, 2006               4.60                     1.10

         * This period was prior to the 100-1 reverse stock split which was effective on August 14, 2006, following which there were only 72,150 shares then issued and outstanding. On September 22, 2006 the Company acquired the assets of Carbon Recovery Corporation by the issuance of 48,688,996 shares of its Common Stock. On December 31, 2006, the Company acquired the assets of Mobilestream Oil, Inc. by the issuance of 11,145,225 shares of its Common Stock. However, the acquired assets included 37,5000,000 shares of the Company's own Common Stock, which shares have been cancelled, reducing the issued and outstanding shares of Common Stock at that point to 25,212,436 shares.

On April 17, 2007 the prices of the Company's Common Stock were $1.50 high, $1.43 low and $1.48 close, as quoted on the OTC Bulletin Board. On April 17, 2007 the Company had 26,137,480 shares of its Common Stock issued and outstanding.

HOLDERS

The approximate number of holders of record of our Common Stock, which is our only class of common equity, is 106. There are approximately 470 shareholders with certificates in street name.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On March 13, 2007 the Company's Board of Directors adopted The 2007 Employees Compensation and Stock Option Plan. The number of shares subject to the Plan is 2,500,000. These shares may be issued either as (a) shares of stock or (b) stock options. The Company filed Form S-8 on March 14, 2007, registering the 2,500,000 shares.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR 2006

On September 22, 2006, the Company acquired the assets and development stage business of Carbon Recovery Corporation, under a Plan and Agreement of Reorganization, pursuant to which it issued: 48,688,996 shares of its common stock, and (having assumed the warrant liabilities of Carbon Recovery Corporation), 3,908,340 Class B Warrants, 1,397,600 Class D Warrants, and 1,397,600 Class E Warrants. The securities were issued to a Liquidating Trust pending registration under the Securities Act of 1933 following which the securities will be distributed. The issuance to the Liquidating Trust was considered exempt under Section 4(2) of the Securities Act.

On September 26, 2006, the Company issued 2,560,974 shares to the holder of the Convertible Debenture which had a principal balance of $102,345 and accrued interest of $18,337.68, with a conversion price of $.045 per share. (The total number of shares issuable upon conversion was 2,681,837 shares, but due to limitations in the Convertible Debenture, only 2,560,974 shares were then issuable, leaving a balance of 120,863 shares which have recently been issued.) This conversion was considered exempt under Section 3(a)(9) of the Securities Act.

Also on September 26, 2006, the Company issued 25,000 shares of its Common
Stock to Mary K. Radomsky, the former sole director and officer as an honorarium for her services leading up to the acquisition of Carbon Recovery Corporation. This issuance was considered exempt under Section 4(2).

As of December 31, 2006 (but with actual issuance on January 3, 2007), the Company acquired the assets of Mobilestream Oil, Inc., under a Plan and Agreement of Reorganization, pursuant to which it issued: 11,145,225 shares of its Common Stock, 35,236,188 shares of its 2006 Series of Convertible Preferred Stock and, (having assumed the warrant liabilities of Mobilestream Oil, Inc.), Common Stock Purchase Warrants on the basis of one (1) Warrant for each three
(3) shares of either Common Stock or Preferred Stock (the 2006 Series). The securities were issued to a Liquidating Trust pending registration under the Securities Act of 1933 following which the securities will be distributed. The issuance to the Liquidating Trust was considered exempt under Section 4(2) of the Securities Act.


ITEM 6.  PLAN OF OPERATIONS.

Prior to September 22, 2006, the Company had tried various business plans, as described under "History of the Company" in Item 1, above. On September 22, 2006 the Company acquired the assets and development stage business of Carbon Recovery Corporation. The Company intends to continue the plan of operation developed by Carbon Recovery Corporation and in effect at the time of the acquisition. Essentially, this involves finding commercial applications for the use of the technology to recover hydrocarbons either from waste products (e.g., waste tires and non-metallic components of junked and wrecked vehicles) or from sources such as oil shale, oil drilling cuttings, capped wells with appropriate geological characteristics, etc.

With respect to the waste tire disposal business, the Company is negotiating a lease for a 3 to 4 acre site, with a 135,000 sq. ft. building, at a former USX site in Fairless Hills, Bucks County, Pennsylvania. While various types of financing are being considered, the most likely source of financing will be industrial revenue bonds. The first commercial tire disposal facility will be located in the building. The Company expects to start the permitting process in the very near future. The final design for the two-line facility is expected to be completed in the near future (see description of process above in I-1). When the facility has been built it will go through a de-bugging process while a stockpile of waste tires is developed so as to permit a constant feed operation. It is the intent that once the first facility has been shown to be commercially feasible, third parties will be licensed for all future locations.

With respect to the non-metallic components of junked and wrecked vehicles (essentially the interiors), known as "fluff", the Company has developed a unit for the decomposition of such materials for which it currently is seeking purchase orders.

With respect to the other hydrocarbon applications of the technology, the Company will continue its R&D in each of the areas and seek out joint venture partners for field testing and ultimate licensing to users.

Liquidity and Working Capital

As of December 31, 2006 the Company had $1,770,002 in cash on hand. This is considered adequate to covering anticipated working capital requirements for twelve (12) months.


ITEM 7.  FINANCIAL STATEMENTS.

Our financial statements, together with the report of the auditors, are as follows:

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants

                     200 Haddonfield Berlin Road, Suite 402
                        Gibbsboro, New Jersey 08026-1239
                        (856) 346-2828 Fax (856) 346-2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Global Resource Corporation
408 Bloomfield Drive, #3
West Berlin, NJ 08091

We have audited the accompanying consolidated balance sheet of Global Resource Corporation (the "Company"), a development stage enterprise, as of December 31, 2006, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Resource Corporation, a development stage enterprise, as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
---------------------------------------------
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

April 16, 2007


           AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
                  CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
               NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
             PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                       FLORIDA STATE BOARD OF ACCOUNTANCY

                                   GLOBAL RESOURCE CORPORATION
                                  (A Development Stage Company)
                                    Consolidated Balance Sheet
                                        December 31, 2006


                                              ASSETS
                                                                                   Year Ended
                                                                                December 31, 2006
                                                                                -----------------
CURRENT ASSETS
   Cash                                                                          $     1,770,002
                                                                                 ---------------

          TOTAL CURRENT ASSETS                                                         1,770,002
                                                                                 ---------------

Fixed Assets, Net of depreciation                                                        488,940
                                                                                 ---------------

OTHER ASSETS
   Notes Receivable net - (reserved $650,000 for doubtful collection)                         --
   Investments & Deposits on Investments                                                 145,000
                                                                                 ---------------
          TOTAL OTHER ASSETS                                                             145,000

TOTAL ASSETS                                                                     $     2,403,942
                                                                                 ===============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                      $       114,047
   Current portion - loan payable - equipment                                             36,929
   Liabilities to be settled in common stock                                             201,342
                                                                                 ---------------

          TOTAL CURRENT LIABILITIES                                                      352,318
                                                                                 ---------------

LONG-TERM LIABILITIES
   Loan payable - equipment, net of current portion                                       92,952
                                                                                 ---------------

          Total  liabilities                                                             445,270
                                                                                 ---------------

STOCKHOLDERS' EQUITY

   Preferred Stock - $.001 par value 50,000,000 shares authorized,                        35,236
   35,236,188 issued and outstanding at December 31, 2006; none authorized in
   2005 Common stock, $.001 par value; 2,000,000,000 shares authorized,                   25,113
      25,113,329 shares issued and outstanding at December 31, 2006; and
      45,866,087 shares issued and outstanding at December 31, 2005
   Subscription receivable                                                              (660,693)
   Additional paid-in capital                                                          9,818,127
   Discount on Common stock                                                                   --
   Deficit accumulated in the development stage                                       (6,932,111)
   Deferred compensation                                                                (327,000)
                                                                                 ---------------

          Total stockholders' equity                                                   1,958,672
                                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     2,403,942
                                                                                 ===============


           The accompanying notes are an integral part of these financial statements.


                                         GLOBAL RESOURCE CORPORATION
                                        (A Development Stage Company)
                                    Consolidated Statement of Operations
                                  (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                                                             JULY 19, 2002
                                                        Twelve Months year ended              (INCEPTION)
                                                  ------------------------------------             TO
                                                   December 31,          DECEMBER 31,         DECEMBER 31,
                                                       2006                 2005                  2006
                                                  ---------------      ---------------      ---------------

REVENUES                                          $            --      $            --      $            --

COST OF SALES                                                  --                   --                   --
                                                  ---------------      ---------------      ---------------

GROSS PROFIT                                                   --                   --                   --
                                                  ---------------      ---------------      ---------------

OPERATING EXPENSES
    Consulting fees                                       313,870              198,912            1,304,377
    Professional fees                                     368,215              221,297              687,777
    Other general and administrative expenses           2,924,776              847,752            4,185,856
    Reserve for Note Receivable                           650,000                   --              650,000
    Depreciation expense                                   58,154               23,528               89,179
                                                  ---------------      ---------------      ---------------

          TOTAL OPERATING EXPENSES                      4,315,015            1,291,489            6,917,189
                                                  ---------------      ---------------      ---------------

LOSS BEFORE OTHER INCOME (EXPENSE)                     (4,315,015)          (1,291,489)          (6,917,189)
                                                  ---------------      ---------------      ---------------

OTHER INCOME (EXPENSE)
    Loss on real estate - net                              14,324              (13,207)             (72,712)
    Interest expense                                      (13,428)              (1,270)             (15,169)
    Interest income                                        68,172                4,297               73,070
                                                  ---------------      ---------------      ---------------

          TOTAL OTHER INCOME (EXPENSE)                     69,068              (10,180)             (14,811)
                                                  ---------------      ---------------      ---------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES             (4,245,947)          (1,301,669)          (6,932,000)
PROVISION FOR INCOME TAXES                                    111                   --                  111
                                                  ---------------      ---------------      ---------------

NET LOSS APPLICABLE TO COMMON SHARES              $    (4,246,058)     $    (1,301,669)     $    (6,932,111)
                                                  ===============      ===============      ===============

BASIC AND DILUTED LOSS
     PER SHARE                                    $         (0.09)     $     (1,802.87)     $         (0.14)
                                                  ===============      ===============      ===============

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES                                  47,939,917                  722           47,939,917
                                                  ===============      ===============      ===============


                 The accompanying notes are an integral part of these financial statements.


                                                     GLOBAL RESOURCE CORPORATION
                                                    (A Development Stage Company)
                                      Consolidated Statement of Stockholders' Equity (Deficit)
                                                        At December 31, 2006


                        PREFERRED STOCK      COMMON STOCK                            DEFICIT
                      ------------------- --------------------            DISCOUNT ACCUMULATED
                              PAR VALUE              PAR VALUE  ADDITIONAL   ON     DURING THE   DEFERRED    SUBSCRIP-
                     PREFERRED  $.001      COMMON       $.001    PAID-IN   COMMON  DEVELOPMENT    COMPEN-      TION
                      SHARES  $ AMOUNT     SHARES     $ AMOUNT   CAPITAL   STOCK      STAGE       SATION    RECEIVABLE     TOTAL
                      -------  --------  -----------   -------  --------  -------  -----------   ---------   --------   -----------
BALANCE -
  JULY 19, 2002
  (INCEPTION)              --  $     --  $        --   $    --  $     --  $    --  $        --   $      --   $     --   $        --

Issuance of initial
  founders' shares,
  September 2002,
  net of subsequent
  cancellations            --        --    2,555,000        --        --       --           --          --         --            --

Shares issued for
  services,
  September 2002           --        --    1,000,000        --   472,000       --           --          --         --       472,000

Shares issued for
  cash, November 2002      --        --       29,000        --    14,500       --           --          --         --        14,500

Shares issued for
  services, November
  and December 2002        --        --       13,600        --     6,800       --           --          --         --         6,800

Net loss for the
  period July 19,
  2002 (Inception)
  through December
  31, 2002, as
  originally stated        --        --           --        --        --       --   (2,008,508)         --         --    (2,008,508)

Prior period
  adjustment,
  Note 11                  --        --           --        --        --       --    1,500,000          --         --     1,500,000
                      -------  --------  -----------   -------  --------  -------  -----------   ---------   --------   -----------

BALANCE AT
  DECEMBER 31, 2002        --        --    3,597,600        --   493,300       --     (508,508)         --         --       (15,208)
                      -------  --------  -----------   -------  --------  -------  -----------   ---------   --------   -----------

Re-issuance of
  founders' shares
  - July 2003              --        --    1,455,000        --        --       --           --          --         --            --

Shares issued for
  cash                     --        --      519,800        --   259,900       --           --          --         --       259,900

Issuance of
  subscription
  receivable from
  shareholders             --        --           --        --        --       --           --          --    (14,340)      (14,340)

Net loss for the
  year ended
  December 31, 2003,
  as originally
  stated                   --        --           --        --        --       --     (931,159)         --         --      (931,159)

Prior period
  adjustment,
  Note 11                  --        --           --        --        --       --      727,500          --         --       727,500
                      -------  --------  -----------   -------  --------  -------  -----------   ---------   --------   -----------

BALANCE AT
  DECEMBER 31, 2003        --        --    5,572,400        --   753,200       --     (712,167)         --    (14,340)       26,693
                      -------  --------  -----------   -------  --------  -------  -----------   ---------   --------   -----------

Shares issued for
  cash                     --        --      917,645        --   553,105       --           --          --         --       553,105

Shares issued in
  exchange for real
  estate                   --        --      650,000        --   650,000       --           --          --         --       650,000

Shares issued for
  compensation             --        --      545,000        --   545,000       --           --    (545,000)        --            --

Shares issued as
  charitable
  contribution             --        --       50,000        --    50,000       --           --          --         --        50,000

Initial founders'
  shares cancelled         --        --     (250,000)       --        --       --           --          --         --            --

Issuance of
  subscription
  receivable from
  shareholders             --        --           --        --        --       --           --          --    (74,240)      (74,240)

Net loss for the
  year ended
  December 31, 2004        --        --           --        --        --       --     (672,219)         --         --      (672,219)
                      -------  --------  -----------   -------  --------  -------  -----------   ---------   --------   -----------

(CONTINUED BELOW)

                                                                19a

                                                     GLOBAL RESOURCE CORPORATION
                                                    (A Development Stage Company)
                                      Consolidated Statement of Stockholders' Equity (Deficit)
                                                        At December 31, 2006


                 PREFERRED STOCK       COMMON STOCK                                    DEFICIT
               ------------------- --------------------                  DISCOUNT    ACCUMULATED
                         PAR VALUE            PAR VALUE   ADDITIONAL        ON       DURING THE   DEFERRED  SUBSCRIP-
               PREFERRED   $.001    COMMON       $.001     PAID-IN        COMMON     DEVELOPMENT   COMPEN-    TION
                 SHARES  $ AMOUNT   SHARES     $ AMOUNT    CAPITAL        STOCK         STAGE      SATION   RECEIVABLE     TOTAL
               ---------- ------- -----------  --------  ------------  ------------  -----------  ---------  ---------  -----------
BALANCE AT
  DECEMBER 31,
  2004                 --      --   7,485,045        --     2,551,305            --   (1,384,386)  (545,000)   (88,580)     533,339
               ---------- ------- -----------  --------  ------------  ------------  -----------  ---------  ---------  -----------

Shares issued
  for cash             --      --     745,655        --       914,507            --           --         --         --      914,507

Shares issued
  to acquire
  technology           --      --  37,500,000        --    37,500,000   (37,500,000)          --         --         --           --

Remaining
  shares
  issued in
  exchange for
  real estate          --      --      80,800        --        80,800            --           --         --         --       80,800

Shares issued
  for services         --      --      53,500        --        53,500            --           --         --         --       53,500

Accounts
  payable
  converted to
  equity               --      --       1,087        --         1,087            --           --         --         --        1,087

Stock
  subscriptions
  received, net        --      --          --        --            --            --           --         --     10,398       10,398

Amortization
  of deferred
  compensation         --      --          --        --            --            --           --    109,000         --      109,000

Net loss for
  the year
  ended
  December 31,
  2005                 --      --          --        --            --            --   (1,291,169)        --         --   (1,291,169)
               ---------- ------- -----------  --------  ------------  ------------  -----------  ---------  ---------  -----------

(CONTINUED BELOW)

                                                                 19b

                                                     GLOBAL RESOURCE CORPORATION
                                                    (A Development Stage Company)
                                      Consolidated Statement of Stockholders' Equity (Deficit)
                                                        At December 31, 2006


                 PREFERRED STOCK       COMMON STOCK                                    DEFICIT
               ------------------- --------------------                  DISCOUNT    ACCUMULATED
                         PAR VALUE            PAR VALUE   ADDITIONAL        ON       DURING THE   DEFERRED  SUBSCRIP-
               PREFERRED   $.001    COMMON       $.001     PAID-IN        COMMON     DEVELOPMENT   COMPEN-    TION
                 SHARES  $ AMOUNT   SHARES     $ AMOUNT    CAPITAL        STOCK         STAGE      SATION   RECEIVABLE     TOTAL
               ---------- ------- -----------  --------  ------------  ------------  -----------  ---------  ---------  -----------

BALANCE AT
  DECEMBER 31,
  2005                 --      --  45,866,087        --    41,101,199   (37,500,000)  (2,675,555)  (436,000)   (78,182)     411,462
               ---------- ------- -----------  --------  ------------  ------------  -----------  ---------  ---------  -----------

Shares issued
  for cash             --      --   2,786,286        --     2,810,877            --           --         --         --    2,810,877

Stock
  subscriptions
  received, net        --      --          --        --            --            --           --         --   (582,511)    (582,511)

Amortization
  of deferred
  compensation         --      --          --        --            --            --           --    109,000         --      109,000

Shares issued
  for services         --      --      14,123        --        14,746            --           --         --         --       14,746

Shares issued
 for invest-
 ment in land          --      --      22,500        --        45,000            --           --         --         --       45,000

Effect of
  reverse
  merger               --      --      72,241    48,761   (37,669,444)   37,500,000           --         --         --     (120,683)

Shares issued
 for conver-
 sion of debt          --      --   2,681,837     2,682       118,000            --           --         --         --      120,682

Shares issued
  for
  consulting           --      --      25,000        25        49,975            --           --         --         --       50,000

Shares issued
  for merger
  with Mobile-
  stream Inc.          --      --  11,145,255    11,145     2,842,136            --      (10,498)        --         --    2,842,781

Cancellation
  of shares
  for merger
  with Mobile-
  stream Inc.          --      -- (37,500,000)  (37,500)       37,500            --           --         --         --           --

Preferred
  convertible
  stock issued
  for merger
  with Mobile-
  stream
  2 for 1
  convertible
  into common  35,236,188 $35,236          --        --       468,138            --           --         --         --      503,374

Net loss for
  the year
  ended
  December 31,
  2006                 --      --          --        --            --            --   (4,246,058)        --         --   (4,246,058)
               ---------- ------- -----------  --------  ------------  ------------  -----------  ---------  ---------  -----------

BALANCE AT
  DECEMBER 31,
  2006         35,236,188 $35,236  25,113,329  $ 25,113  $  9,818,127  $         --  $(6,932,111) $(327,000) $(660,693) $ 1,958,672
               ========== ======= ===========  ========  ============  ============  ===========  =========  =========  ===========


                             The accompanying notes are an integral part of these financial statements.

                                                                 19c

                                           GLOBAL RESOURCE CORPORATION
                                          (A Development Stage Company)
                                      Consolidated Statement of Cash Flows
                                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                                                                   -------------
                                                                          TWELVE MONTHS ENDED      JULY 19, 2002
                                                                  ----------------------------     (INCEPTION) TO
                                                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                     2006             2005             2006
                                                                  -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(4,246,058)     $(1,301,669)     $(6,932,111)
                                                                  -----------      -----------      -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
   Depreciation                                                        58,154           23,528           89,179
   Common stock issued for services                                        --           64,000          532,300
   Amortization of deferred compensation                              109,000          109,000          218,250
   Allowance reserve for note payable                                 650,000               --          650,000
   Loss on real estate                                                     --          (13,007)          87,036
   Common stock issued as charitable contribution                          --               --           50,000

CHANGES IN ASSETS AND LIABILITIES
   (Increase) in prepaid expenses                                          --            2,882               --
   (Increase) decrease in deposits                                     16,911           33,089               --
   (Increase) in notes receivable                                    (650,000)              --         (650,000)
  (Decrease) in accounts receivable
   Increase in accounts payable                                       (66,750)         122,133         (224,219)
                                                                  -----------      -----------      -----------
          TOTAL ADJUSTMENTS                                           117,315          341,625          752,545
                                                                  -----------      -----------      -----------

          NET CASH USED IN OPERATING ACTIVITIES                    (4,128,743)        (960,044)      (6,179,566)
                                                                  -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                          (503,902)          (8,923)        (578,119)
   Proceeds from sale of real estate                                       --           68,107          617,864
   Investment                                                        (135,000)              --         (145,000)
   Investment in real estate, net                                          --               --          (80,800)
                                                                  -----------      -----------      -----------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (638,902)          59,184         (186,055)
                                                                  -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                                2,810,877          914,507        3,725,384
   Issuance of equity security and paid-in capital for
     merger and other                                               2,941,321          596,471        5,772,949
   Liability for stock to be issued                                   200,367         (109,805)         200,367
   (Increase) decrease in stock subscription receivable              (582,511)          10,398       (1,692,957)
   Proceeds from officer's loan                                            --           38,550
   Repayment of officer's loan                                        (17,050)              --          (38,550)
   Proceeds from loan payable - vehicle                                73,817               --          100,133
   Repayment of loan payable - vehicle                                (25,131)          (5,195)         (31,937)
   Proceeds from loan payable - equipment                              75,000               --           75,000
   Repayment of loan payable - equipment                              (13,315)              --          (13,315)
                                                                  -----------      -----------      -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                 5,463,375        1,406,376        7,485,624
                                                                  -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  695,730          505,516        1,120,002

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                                             1,074,272          568,756               --
                                                                  -----------      -----------      -----------

CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                                 $ 1,770,002      $ 1,074,272      $ 1,120,002
                                                                  ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
    NON-CASH ACTIVITIES:

    Common stock issued for services                                   64,746      $    53,500      $   532,300
                                                                  ===========      ===========      ===========

    Common stock issued as charitable contribution                $    45,000      $        --      $    50,000
                                                                  ===========      ===========      ===========

    Accounts payable converted to equity                          $        --               --      $     1,087
                                                                  ===========      ===========      ===========


                   The accompanying notes are an integral part of these financial statements.

                                                       20

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
         -------------------------------------------------------------

         Global Resource Corporation (the Company") was formed on July 19, 2002 in the state of New Jersey under the name Carbon Recovery Corporation as a development stage company. The Company's business plan is to research and develop and market the business of decomposing petroleum-based materials by subjecting them to variable frequency microwave radiation at specifically selected frequencies for a time sufficient to at least partially decompose the materials, converting the materials into industrial products and chemicals for the petroleum chemical industry.

         To date, the Company has allocated a substantial portion of their time and investment in bring their product to the market and the raising of capital. The Company has not commenced any commercial operations as of December 31, 2006.

         On December 31, 2006, Global Resource Corporation acquired all the assets and assumed all of the liabilities of Mobilestream Oil, Inc. in exchange for; a) 11,145,255 shares of the Company's Common Stock; b) the issuance by the Company for the benefit of the holders of the 2006 series of convertible preferred stock of Mobilestream of 35,236,188 shares of the Company's own "2006 Series" in the process of designation; c) the issuance of 27,205,867 common stock purchase warrants on the basis of 1 warrant for each 3 shares of either common stock or preferred stock (the 2006 Series), exercisable at $4.75 per share for a period ending on December 31, 2007. The ownership Mobilestream owned 37,500,000 shares of the Company's stock which were cancelled. The ownership of Mobilestream had a controlling interest in the Company and due to the transfer of assets between entities under common control, these transfers were recorded at their cost basis (Pooling of interest) for accounting purposes. The net asset and liabilities of Mobilestream equal approximately $2.4 million. The assets consisted of cash approximately $1,678,000, receivables $650,000 million and fixed assets of $149,000 offset by liabilities of approximately $91,000.

         On September 22, 2006, the Carbon Recovery Corporation entered into a Plan and Agreement of Reorganization ("Agreement") with Global Resource Corporation. Pursuant to the Agreement, Global Resource Corporation acquired all of the assets and assumed all of the liabilities and related development stage business of Carbon Recovery Corporation in exchange for 48,688,996 common shares and the assumption of a convertible debenture and accrued interest in the amount of $120,682 by Carbon Recovery Corporation, subsequent the convertible debenture was eliminated by issuing 2,681,837 of the Company's common stock.. The holders of Global Resource Corporation's capital stock before the Agreement retained 72,241 shares of common stock. Prior to the Agreement, Carbon Recovery Corporation had warrants outstanding. Pursuant to the Agreement, those outstanding warrants were exchanged for outstanding warrants of Global Resource Corporation. Specifically, Global Resource Corporation issued 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. All of the warrants expire on September 21, 2007.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANZIATION
         -------------------------------------------------------------
         (CONTINUED)

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

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES
         ----------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         -------------------------
         The Company considers all highly liquid debt instruments and other short- term investments with an initial maturity of three months or less to be cash or cash equivalents. At December 31, 2006, the Company maintained cash and cash equivalent balances at two financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006 the Company's uninsured cash balances total $1,578,362.

         START-UP COSTS
         --------------
         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         INCOME TAXES
         ------------

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

         Effective December 31, 2006 the Company completed a merger with Mobilestream Corp. and due to the transfer of assets between entities under common control, these transfers were recorded at their cost basis (Pooling method) for accounting purposes. All account amounts and shares amounts have been updated and presented to reflect the change.

         Effective July 31, 2006 the Company completed a reverse split of its common stock. All share amounts have been updated and presented to reflect the change.

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK
         -----------------------------------------

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         The following is a reconciliation of the computation for basic and diluted earnings per share:

                                               Twelve Months Ended December 31,
                                               --------------------------------
                                                   2006               2005
                                               -------------      -------------

         Net loss                              ($  4,246,058)     ($  1,301,669)
                                               =============      =============

         Weighted-average common shares
         Outstanding (Basic)                      47,939,917                722
                                               -------------      -------------

         Weighted-average common shares
         Outstanding (Diluted)                    47,939,917                722
                                               =============      =============

         Weighted-average common stock equivalents for preferred stock convertible to 1 for 2 of common are 70,472,376 and warrants common stock equivalents are 33,909,407, these are not part of the weighted-average outstanding common stock calculation due to anti-dilution impact.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In January 2005, the Company entered into a licensing agreement with Careful Sell Holdings, Ltd., a related party. (See Note 10)

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised
         2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company has not issued any options during the reporting periods and as such, the effect of SFAS 123R has no impact on the results of operations for the nine months ended December 31, 2006.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 3 - FIXED ASSETS
         ------------

         Fixed assets as of December 31, 2006 were as follows:

                                           ESTIMATED USEFUL
                                             LIVES (YEARS)           2006
                                          ------------------  -----------------
         Equipment                               5-7          $        451,293
         Vehicles                                 5                    127,513
                                                              -----------------
                                                                       578,806
         Less: accumulated depreciation                                (89,866)
                                                              -----------------
         Fixed assets, net                                    $        488,940
                                                              =================

         There was $58,154 and $23,528 charged to operations for depreciation expense for the nine months ended December 31, 2006 and 2005, respectively.


NOTE 4 - LOAN PAYABLE - EQUIPMENT
         ------------------------

         In January 2006 the Company entered into a five year loan related to the purchase of new equipment. The principal amount of the loan is $75,000 at an interest rate of 13.43% annually. Monthly payments on the loan are approximately $1,723.

         In October 2006 the Company entered into a three year loan related to lab equipment. The principal amount of the loan is $73,817 at an interest rate of 8.71% annually. Monthly payments on the loan are approximately $2,396.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 4 - LOANS PAYABLE - EQUIPMENT (CONTINUED)
         -------------------------

                                                                    2006
                                                              -----------------
         Total Loans Payable                                  $        129,881
         Less current maturities                                       (36,929)
                                                              -----------------
             Long-Term payable                                $         92,952
                                                              =================

         The amount of principal maturities of the loans payable by years is as follows:

                                      2007                     $        36,929
                                      2008                              40,964
                                      2009                              35,775
                                      2010                              16,213
                                                              -----------------
                                                              $        129,881
                                                              =================

NOTE 5 - PROVISION FOR INCOME TAXES
         --------------------------

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

         At December 31, 2006 the deferred tax assets consist of the following:

                                                           TWELVE MONTHS ENDED
                                                               DECEMBER 31,
                                                                  2006
                                                               -----------

         Deferred taxes due to net
         operating loss carryforward                           $ 1,884,633

         Less:  Valuation allowance                             (1,884,633)
                                                               -----------

         Net deferred tax asset                                $        --
                                                               ===========

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 5 - PROVISION FOR INCOME TAXES (CONTINUED)
         --------------------------

         At December 31, 2006, the Company had deficits accumulated during the development stage in the approximate amount of $6,932,111 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 - OPERATING LEASES
         ----------------

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

         Minimum lease payments under the operating lease are as follows:

                  FOR THE PERIODS ENDING
                      SEPTEMBER 30,
                  ---------------------

                          2007                     $     60,000
                          2008                           60,000
                          2009                           21,700
                                                   -------------

                                                   $    141,700
                                                   =============

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 7 - GOING CONCERN
         -------------

         As shown in the accompanying financial statements, the Company incurred substantial net losses for the periods ended December 31, 2006 and 2005, and has no revenue stream to support itself. This raises doubt about the Company's ability to continue as a going concern.

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

NOTE 8 - STOCKHOLDERS' EQUITY
         --------------------

         COMMON STOCK
         ------------

         The following details the stock transactions for the Twelve months ended Twelve 31, 2006:

         The Company issued 1,786,286 shares of stock for $1,810,877 cash.

         The Company issued 39,746 shares of common stock in exchange for services valued at $64,746.

         The Company issued 22,500 shares of common stock in exchange for land valued at $45,000.

         The Company issued 1,681,837 shares of common stock in conversion of debt of $120,682.

         The Company issued 11,145,255 shares of common stock in merge with Mobilesteam Inc. in exchange for assets & liabilities valued at $2,511,998.

         The Company cancelled 37,500,000 shares of common stock in merge with Mobilestream due common ownership

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
         --------------------

         PREFERRED STOCK
         ---------------

         The Company (Mobilestream which was merged into Global Resource Corporation) issued 503,374,112 shares of preferred stock to the President of the Company in 2006 from a cash payment made in 2005, recorded to paid-in capital. This preferred stock has been re-issued into Global Resource Corporation convertible preferred as a result of the merger with Mobilestream. 35,236,188 shares have been issued which can converted into common stock,1 preferred for 2 common stock shares.

         WARRANTS
         --------

         The Company issued 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. All of the warrants expire on September 21, 2007.

         The Company issued 27,205,867 Common Stock Purchase warrants on the basis of 1 warrant for each 3 shares of either common stock or preferred stock (the 2006 Series), exercisable at $4.75 per share. These warrants expire on December 31, 2007.

         A summary of the status of the Company's outstanding stock warrants as of December 31, 2006 is as follows:

                                                                                 Weighted Average
                                                                 Shares           Exercise Price
                                                            ----------------     ----------------

                  Outstanding at January 1, 2006                          -      $             -

                  Granted                                        33,909,407                 4.41

                  Exercised                                               -                    -

                  Forfeited                                               -                    -
                                                            ----------------     ----------------

                  Outstanding at December 31, 2006               33,909,407      $          4.41
                                                            ----------------     ----------------
                  Exercisable at December 31, 2006               33,909,407      $          4.41
                                                            ----------------     ----------------

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 9 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

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


NOTE 10- RELATED PARTY TRANSACTION
         -------------------------

         In January 2005 the Company formalized a prior intended agreement with Careful Sell Holding, L.L.C. ("Careful Sell"), a Delaware limited liability company formed by the President of the Company. The Company's President and his spouse, a Director of the Company, own all of the limited liability interests of Careful Sell. The Company's President is also the Manager of Careful Sell. Under the revised agreement the Company entered into a Technology Contribution Agreement (the "Agreement"), with Careful Sell. Careful Sell is the owner of all the rights to the inventions of the Company's President. The Agreement transfers to the Company the rights to commercialize such inventions and to operate and use the related processes and apparatus to make, sell, use and otherwise dispose of products, which may be processed utilizing the inventions. The terms of the Agreement include a provision whereby the Company will pay Careful Sell royalties of 2% of all revenues derived from the inventions. In further consideration for the transfer of the inventions, the Company has issued to Careful Sell a total of 37,500,000 shares of common stock of the Company. This agreement supersedes a prior agreement not formalized between the Company and Careful Sell in 2002.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 10- RELATED PARTY TRANSACTION (CONTINUED)
         -------------------------

         In January 2006 Careful Sell merger with PSO Enterprises, Inc., a Delaware corporation ("PSO"). At that time the separate existence of Careful Sell ceased and PSO continues as the surviving corporation. At that time the members of Careful Sell were issued 10,000,000 shares of PSO representing a 100% interest in PSO. In February 2006 PSO reversed merged into Mobilestream Oil.

         On December 29, 2006 the Company completed a merger with Mobilestream Oil, which had a common control owners. The transfer of assets between entities were recorded at their cost basis for accounting purposes. A royalties receivable and payable in the amount of $125,634 was eliminated in the consolidation of two companies. Revenue for royalties and development expenses in amount of $1,166,667 was also eliminated in the consolidation of the two companies.

NOTE 11- NOTE RECEIVABLE
         ---------------

         On September 22, 2006, the Mobilestream Oil, Inc. loaned $650,000 to M J Advanced Corporation Communications ("MJACC") with the understanding that MJACC would advance money to CRCIC, LLC a limited liability company for, the purpose to acquire a shell corporation (Global Resources Corporation) for Carbon Recovery Corporation to perfect a reverse merger. Subsequent to the balance sheet date, a dispute arose with respect to the agreement. A resolution was agreed upon where 400,000 shares of Global Resources Corporation stock owned by MJACC and CRCIC have been transferred to an attorney as escrow for satisfaction of the note payable to the Company and MJACC and CRCIC relinquished all rights. The stocks held in escrow will be sold by the Escrow agent to satisfy the loan amount.

         The note has been fully reserved due to market price volatility of the Company's common stock price.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 12- SUBSEQUENT EVENTS
         -----------------

         Subsequent to the balance sheet date, in March 2007, the Company authorized two payment transaction for services by issuing stock in lieu of cash; 11,000 shares in consideration for services regarding testing of customer samples and 20,000 shares in consideration for services rendered in regarding merger and acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported on Form 8-K filed November 3, 2006, effective November 2, 2006, the Company dismissed HJ Associates & Consultants, LLP as Global Resource Corporation's independent accountants. HJ Associates & Consultants, LLP audited the Company's financial statements for the three years ended March 31, 2006, March 31, 2005 and March 31, 2004. The reports of HJ Associates & Consultants, LLP for those fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the reports of HJ Associates & Consultants, LLP for those fiscal years were qualified with respect to uncertainty as to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years (as well as during the previous year as well) and any subsequent period through the date of dismissal there were no disagreements with HJ Associates & Consultants, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of HJ Associates & Consultants, LLP would have caused it to make reference to such disagreements in its reports. On November 2, 2006 the Company retained Bagell, Josephs, Levine & Company, LLC to act as its independent accountants. The Company has authorized HJ Associates & Consultants, LLP to discuss any matter relating to the Company with Bagell, Josephs, Levine & Company, LLC. The change in the Company's auditors was approved by the Board of Directors. We did not request any answer from Bagell, Josephs, Levine & Company, LLC regarding application of accounting principles or audit opinion type prior to engaging them to replace HJ Associates & Consultants, LLP . Bagell, Josephs, Levine & Company, LLC have been the accountants for Carbon Recovery Corporation prior to the Company's acquisition of Carbon Recovery Corporation's assets and business.


ITEM 8A.   CONTROLS AND PROCEDURES.

1. Reclassification of and changed accounting for convertible debentures. On July 3, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended March 31, 2005 and for the interim periods ended September 30 and December 31, 2004 and 2005 and for the interim period ended June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2005. The Company had previously determined a beneficial conversion feature, valued the conversion features at the intrinsic value and classified the convertible instruments as equity. After further review, the Company determined that those instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument should have been recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of those instruments resulted in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company's statement of operations. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability was classified as equity. The Company filed amended Forms 10-QSB reflecting these changes.

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

The Company has evaluated, with the participation of our CEO and CFO, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 21, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weaknesses identified relate to:

         o As of December 31, 2006 there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.

         o As of December 31, 2006 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

         o As of December 31, 2006 there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

The Company has taken the following corrective measures to address the material weaknesses identified above and to improve our internal controls over financial reporting:
         1. We recognized the need to gain sufficient expertise in the knowledge of "GAAP" and the financial reporting requirements of the SEC and, in the third quarter of 2006, we hired a third party accounting firm to assist management in the preparation of the financial statements.
         2. In the fourth quarter of 2006 we hired a third party accounting firm with the expertise to assist management in establishing and writing accounting policies and procedures needed to ensure the correct application of accounting and financial reporting with respect the current requirements of GAAP and SEC disclosure requirements. This third party accounting firm will also assist us in evaluating and implementing internal control standards, as well as begin our Sarbanes-Oxley process.

Notwithstanding the existence of material weaknesses in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer, that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

ITEM 8B OTHER INFORMATION

There is no information required to be disclosed in a report Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS. The position(s) held by each of our executive officers and Directors as of April 15, 2007 are shown in the following table. Biographical information for each is set forth following the table. Messrs. Pringle and Andrews were elected on September 22, 2006. Frederick A. Clark was elected on December 14, 2006. Each Director serves for a one-year term and until a successor is elected and has qualified. Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

         Name                 Age            Position
         ----                 ---            --------
Frank G. Pringle              63             Chairman of the Board of Directors,
                                             President/CEO
Jeffrey J. Andrews            55             Director, Secretary/Treasurer, CFO

Frederick A. Clark            44             Director

Frank G. Pringle is our Chairman of the Board and President/CEO. Mr. Pringle is the inventor of the process and related apparatus covered by the patent pending covering portions of the described technology. Frank attended Kent State from 1962 to 1963, Hiram College from 1963 to 1964, Lake Erie College from 1963 to 1964 and Towson State College from 1965 to 1966, majoring in Chemistry and Mathematics. Since 1964: he has (i) designed and installed "turn key" engineering operations for food, soft drink, brewery, glass and plastic manufacturing plants, (ii) been a consultant to clients for previously designed and installed manufacturing plants, (iii) designed, built and managed the operations of a plant for recycling glass, and (iv) since approximately 1999, worked on the development of the licensed technology. Mr. Pringle is also the Chairman of the Board and President/CEO of Mobilestream Oil, Inc., which is the licensor of the Company's newly-acquired technology.

Jeffrey J. Andrews graduated from Villanova University in May, 1974 with a B.S. in Accounting. He has been a C.P.A. in Pennsylvania since 1978. He commenced his accounting career as an Audit Manager for a regional firm, and over his career has served as the Controller, Treasurer and/or CFO of various companies, and has had experience in corporate restructurings and reorganizations as well as IPO's and SEC periodic reporting. From April, 1999 to June, 2002 Jeff served as CFO of Collectible Concepts Group, Inc., a public company. From June 2002 to October 2004 Jeff was the Controller of Encapsulation Systems Inc. He joined the Company upon the acquisition of Carbon Recovery Corporation on September 22, 2006, but he had been employed by Carbon Recovery Corporation since November 1, 2004.

Frederick A.Clark is President/CEO of Clark Resources, Inc., a governmental relations consulting firm located in Harrisburg, Pennsylvania. Mr. Clark graduated from Pennsylvania State University with a BA in Elementary Education in 1985. Mr. Clark has served as a member of the Board of Education of the Harrisburg School District, has served as the President of the African American Chamber of Commerce, is the former CEO of the Urban League of Metropolitan Harrisburg, and is currently Chairman of the National African American Cultural Center. For the past several years, Mr. Clark has been a part-time lecturer at the Pennsylvania Governor's School on Business and Industry and has been appointed by the past three Pennsylvania governors to serve on boards and commissions. Clark Resources, Inc. is representing the Company in Pennsylvania for matters with respect to the proposed tire disposal facility.

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

AUDIT COMMITTEE

Up to June 7, 2006, the Company had an audit committee, but that was effectively dissolved as a result of the resignations of the former members (Messrs. Caldwell, Ferandell, Jordan, and van Adelsberg). Since then, the Company has not had, and does not currently have, a separately designated standing audit committee.

CODE OF ETHICS

The Company previously adopted a Code of Ethics which is focused on the Company's former status as a BDC. Since termination of that status (see Item 1 above), the Company has not adopted a further Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Company is currently studying a proposed new Code of Ethics with a view to adopting one which meets the needs of our current management structure and business operations.


ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

For their services for the fiscal year ended December 31, 2006, neither the former directors (except as discussed below) nor the current directors were compensated for their services as directors. The Company does not intend to compensate its current directors, or any additional directors who may be elected; however, expenses of attending meetings will be reimbursed. During the fiscal year ended December 31, 2006 there were no formal meetings of the Board of Directors; action was taken by written consent.

Mary K. Radomsky served as the sole director and officer from June 7, 2006 to September 22, 2006. Although she was not compensated, the in-coming directors voted to give her an honorarium by the issuance of 25,000 shares of the Company's Common Stock.


COMPENSATION OF MANAGEMENT

Name & Principal                                                                                Other
Position                                    Year               Salary          Bonus         Compensation
--------                                    ----               ------          -----         ------------
Frank G. Pringle                            2006                  -0-(1)        -0-          Company Cars(1)
President, Chief Executive                                                                   Life Insurance(1)
Officer, and Chairman of the
Board of Directors

Jeffrey J. Andrews                          2006               $ 30,800(2)      -0-              -0-
Secretary, Treasurer, Chief
Financial Officer, Director



Richard Mangierelli                         2006               $ 30,000(3)      -0-              -0-
President, Chief                            2005                 60,000(3)      -0-              -0-
Executive Officer                           2004                  -0-           -0-              -0-
Secretary and Chairman of the
Board of Directors

Jimmy Villalobos                             2005              $ 30,000(3)      -0-              -0-
President (from
September 15, 2004
through June 17, 2005)

(1) Mr. Pringle received $ 26,000 as the President of Carbon Recovery
Corporation and $259,416.67 as the President of Mobilestream Oil, Inc. during
2006. Mr. Pringle and members of his family (who are also employees) are assigned 3 company cars. The Company carries $6,000,000 in Key Man LIfe
Insurance on Mr. Pringle, of which $2,000,000 is payable to his wife and the balance to the Company.

(2) Mr. Andrews received $69,200 as the Treasurer/CFO of Carbon Recovery
Corporation in addition to the $30,800 paid by the Company.

(3) Represents salary accrued but not paid during 2003 through 2006. These liabilities were subsequently settled and paid as of the date prior to the filing of Form 10-KSB for the fiscal year ended March 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 13, 2007, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on April 16, 2007, there were 26,137,480 shares issued and outstanding of record.



                                                                Shares of                   Percentage
                                                                 Common                       as of
Name and Address of Beneficial Owners                            Stock                     04/13/2007(1)
-------------------------------------                            -----                     -------------
Frank G. Pringle                                              70,619,574(2)                   73.1%
109 Bortons Road
Marlton, New Jersey 08053

Jeffrey J. Andrews                                                 -0-(3)                     -0-(3)
8 Cushman Road
Rosemount, Pennsylvania 19010

Frederick A. Clark                                                 -0-                        -0-
321 N. Front Street
Harrisburg, Pennsylvania 17101

Lois Augustine Pringle                                         2,305,000                      8.8%
109 Bortons Road
Marlton, New Jersey 08053

Olde Monmouth Stock Transfer Co., Inc., Trustee
Carbon Recovery Corporation
     Liquidating Trust                                        11,188,9964                     -0-(5)
200 Memorial Parkway
Atlantic Higlands, New Jersey 07716

Olde Monmouth Stock Transfer Co., Inc., Trustee
Mobilestream Oil, Inc.
     Liquidating Trust                                        11,145,225                      -0-(5)
200 Memorial Parkway
Atlantic Higlands, New Jersey 07716

All Directors and Officers as a Group (3 persons)             70,619,5742(3)                 73.1%

___________
(1) Based on 26,137,480 shares issued and outstanding as of April 13, 2007, without including the 70,500,574 shares issuable upon conversion of the 2006 Series of Convertible Preferred Stock or issuable upon exercise of the warrants or stock options. For purposes of calculating Mr. Pringle's percentage of ownership, however, the 70,500,574 shares were included in the base.

(2) Includes 70,500,574 shares of Common Stock obtainable upon conversion of the Company's 2006 Series of Convertible Preferred Stock and 119,000 shares distributable from the liquidating trust as a shareholder of Carbon Recovery Corporation. Does not include 2,305,000 shares held by Lois Augustine-Pringle, his wife, in which he denies a beneficial interest.

(3) Does not include common stock purchase options to purchase 200,000 shares of the Company's Common Stock, 80% of which have not yet vested and are therefore not exercisable.

(4) The 48,688,996 shares issued by the Company for the acquisition of the assets was subsequently reduced to 11,188,996 shares by the cancellation of the 37,500,000 shares of the Company's Common Stock indirectly owned by the Company in the Carbon Recovery Liquidating Trust after the acquisition of the assets of Mobilestream Oil, Inc. which had owned the 37,500,000 shares of Carbon Recovery Corporation.

(5) Old Monmouth Stock Transfer Co., Inc. is the Trustee of both Liquidating Trusts; it has no beneficial interest in the shares held in the trusts. With the exceptions of Frank G. Pringle and Lois Augustine Pringle, no person or entity has a 5% or greter interest in the Company as the result of his/her/its beneficial interest in either Liquidating Trust.


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

On September 22, 2006, we acquired the assets and development stage business of Carbon Recovery Corporation. In conjunction with that transaction, we issued 48,688,996 shares of our Common Stock, which represented a controlling interest. Mary K. Radomsky, as the Company's sole director, elected Frank G. Pringle and Jeffrey J. Andrews as directors and then resigned as a director and as the sole officer. The newly-elected directors then appointed Frank G. Pringle as the President/CEO and Jeffrey J. Andrews as the Secretary/Treasurer/CFO.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since April 1, 2006, the beginning of the fiscal year (transition fiscal year) ended December 31, 2006, the Company has engaged in two transactions for the acquisition of assets and businesses where related persons had an interest. These have been described elsewhere in this Report; however, in summary, the transactions were:

         1. The acquisition of the assets of Carbon Recovery Corporation on September 22, 2006; and

         2. The acquisition of the assets of Mobilestream Oil, Inc. on December 31, 2006.

Frank G. Pringle, the Company's Chairman, President and CEO, was elected to the Board of the Company in connection with the closing of the Carbon Recovery acquisition. Mr. Andrews, the Company's Secretary, Treasurer and CFO, was also elected to the Board at that time, following which they appointed themselves to the respective offices.

During the period since September 22, 2006 when the Company acquired the assets of Carbon Recovery Corporation, the Company has had various transactions with Mr. Pringle. Mr. Pringle is the inventor of the variable microwave technology (embodied in the four patent applications) which he assigned to a predecessor of Mobilestream Oil, Inc. and which is now owned by the Company as the result of the acquisition of the assets as described above. Mr. Pringle had owned shares of Mobilestream Oil, Inc.'s Common Stock, which had been converted into 503,374,112 shares of Mobilestream's 2006 Series of Convertible Preferred Stock. In conjunction with the acquisition of the assets of Mobilestream Oil, Inc., in addition to the issuance of 11,145,225 shares of the Company's Common Stock for the holders of Mobilestream's Common Stock, the Company issued 35,250,287 shares of its own 2006 Series of Convertible Preferred Stock for Mr. Pringle (the sole holder of Mobilestream's 2006 Series) using the same conversion ratio as for the Common Stock. Each share of the Company's 2006 Series is convertible into 2 shares of the Company's Common Stock, but prior to January 1, 2009 conversion is limited to that number of shares of Common Stock which is less than 4.99% of the issued and outstanding Common Stock after conversion. Each share of the 2006 Series has 2 votes per share, voting with the Common Stock as a single class, and elects a majority of the Board of Directors.

Mr. Pringle has an employment agreement covering his services, as the Company's head of R&D, for the length of the life of the patents which may be issued upon the 4 patents pending. Mr. Pringle currently serves as Chairman of the Board, President and Chief Executive Officer, but his duties as President and CEO are expected to terminate prior to January 1, 2009 with him continuing with his R&D duties. As noted under "Compensation of Management", in 2006 Mr. Pringle received compensation from both Carbon recovery Corporation and from Mobilestream Oil, Inc., but not from the Company. His compensation has been assumed by the Company effective January 1, 2007.

ITEM 13. EXHIBITS

EXHIBIT INDEX
     No.           Description of Exhibit
-------------      ----------------------
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

10.1*              Release and Indemnity Agreement

10.2*              Operating Agreement for Well Renewal LLC

10.1* Pledge Agreement, dated November 18, 2005 between Global Resource Corporation and Transnix Global Corporation

10.2* Agreement, dated December 15, 2005 between Global Resource Corporation and Transnix Global Corporation.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1              Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   *   Exhibit previously filed.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

With this report on Form 10-KSB the Company is changing its fiscal year from March 31 to December 31. For the fiscal years ended March 31, 2005 and March 31, 2006, the Company's principal accountants were HJ Associates and Consultants, LLP, but on November 3, 2006, following the filing of the restated financial statements for prior periods, the Company changed accountants. See Item 8, above. The principal accountants for this transitional report are Bagell, Josephs, Levine & Company, LLC.

Audit Fees
----------
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the audits of the Company's annual financial statements and review of financial statements included in the Company's 10-QSB filings were:

Fiscal Period              Accountants                       Amount
--------------------------------------------------------------------------------
March 31, 2006      HJ Associates & Consultants, LLP        $22,000
March 31, 2005      HJ Associates & Consultants, LLP        $15,500

Audit-related Fees
------------------

The Company filed amendments to Forms 10-QSB containing restated financial statements for which it paid the principal accountants $10,383. The Company filed a Form S-8 for which the review and consent fee was $800.

Tax Fees
--------

None for 2006; $475 was paid for the preparation of the Company's tax return for 2005.

All Other Fees
--------------

None.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL RESOURCE CORPORATION


By:   /s/ Frank G. Pringle, President/CEO
      -------------------------------------
      Frank G. Pringle, Pres./CEO

Date: April 16, 2007
      -------------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Frank G. Pringle, CEO
      -------------------------------------
      Frank G. Pringle, CEO, Director

Date: April 16, 2007
      -------------------------------------



By:   /s/ Jeffrey J. Andrews, CFO, Director
      -------------------------------------
      Jeffrey J. Andrews, CFO, Director

Date: April 16, 2007
      -------------------------------------