Form 10QSB
period 2007-03-31
Global Resource CORP
filed 2007-05-11
CIK 1128949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2007
                                        --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

                        Commission file number 000-50944
     ----------------------------------------------------------------------


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

Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,493,780 shares of common stock, par value $0.001 were outstanding at May 9, 2007.

Transitional Small Business Disclosure Format (check one):

Yes [_] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        Global Resource Corporation
                                       (A Development Stage Company)
                                          Condensed Balance Sheet
                                              March 31, 2007
                                                (Unaudited)

                                                  ASSETS                                   As of March 31,
                                                                                                2007
                                                                                            -------------

CURRENT ASSETS
   Cash                                                                                      $  1,076,506
                                                                                             ------------

          Total current assets                                                                  1,076,506
                                                                                             ------------

Fixed Assets, Net of depreciation                                                                 465,658
                                                                                             ------------

OTHER ASSETS
   Notes Recievable net - (reserved $650,000 for doutful collection)                                   --
   Investments & Deposits on Investments                                                          145,000
                                                                                             ------------
          Total other assets                                                                      145,000

TOTAL ASSETS                                                                                 $  1,687,164
                                                                                             ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                  $     89,510
   Current portion - loan payable - equipment                                                      37,897
   Liabilities to be settled in common stock                                                           --
                                                                                             ------------

          Total current liabilities                                                               127,407
                                                                                             ------------

LONG-TERM LIABILITIES

   Loan payable - equipment, net of current portion                                                83,106
                                                                                             ------------

          Total  liabilities                                                                      210,513
                                                                                             ------------

STOCKHOLDERS' EQUITY

   Preferred Stock  - $.001 par value 50,000,000 shares authorized,                                35,236
   35,236,188 issued and outstanding at March 31, 2007; none authorized at March 31, 2006
   Common stock, $.001 par value; 2,000,000,000 shares authorized,                                 25,353
      25,353,651 shares issued and outstanding at Marach 31, 2007; and
      46,485,487 shares issued and outstanding at March 31, 2006
   Subscription receivable                                                                       (660,693)
   Additional paid-in capital                                                                  10,050,480
   Discount on Common stock                                                                            --
   Deficit accumulated in the development stage                                                (7,673,975)
   Deferred compensation                                                                         (299,750)
                                                                                             ------------

          Total stockholders' equity                                                            1,476,651
                                                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  1,687,164
                                                                                             ============

                The accompanying notes are an integral part of these financial statements.


                                   Global Resource Corporation
                                  (A Development Stage Company)
                                Condensed Statement of Operations
                            (With Cumulative Totals Since Inception)
                                           (Unaudited)


                                                      Three Months Ended          July 19, 2002
                                                 -----------------------------     (Inception)
                                                   March 31,        March 31,           to
                                                     2007             2006        March 31, 2007
                                                 ------------     ------------     ------------

REVENUES                                         $         --     $         --     $         --

COST OF SALES                                              --               --
                                                 ------------     ------------     ------------

GROSS PROFIT                                               --               --               --
                                                 ------------     ------------     ------------

OPERATING EXPENSES
    Consulting fees                                     8,239           30,371        1,312,616
    Professional fees                                 174,975           46,174          862,752
    Other general and administrative expenses         546,388          448,737        4,732,244
    Reserve for Note Receivable                            --               --          650,000
    Depreciation, amortization expense                 23,282            4,413          112,461
                                                 ------------     ------------     ------------

          Total Operating Expenses                    752,884          529,695        7,670,073
                                                 ------------     ------------     ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                   (752,884)        (529,695)      (7,670,073)
                                                 ------------     ------------     ------------

OTHER INCOME (EXPENSE)
    Loss on real estate - net                              --               --          (72,712)
    Interest expense                                   (3,479)          (4,345)         (18,648)
    Interest income                                    14,499            5,918           87,569
                                                 ------------     ------------     ------------

          Total Other Income (Expense)                 11,020            1,573           (3,791)
                                                 ------------     ------------     ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES           (741,864)        (528,122)      (7,673,864)
Provision for Income Taxes                                 --               --              111
                                                 ------------     ------------     ------------

NET LOSS APPLICABLE TO COMMON SHARES             $   (741,864)    $   (528,122)    $ (7,673,975)
                                                 ============     ============     ============

BASIC AND DILUTED LOSS
     PER SHARE                                   $      (0.03)    $      (0.01)    $      (0.30)
                                                 ============     ============     ============

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES                              25,180,668       46,204,848       25,180,668
                                                 ============     ============     ============


           The accompanying notes are an integral part of these financial statements.


                                               Global Resource Corporation
                                              (A Development Stage Company)
                                            Condensed Statement of Cash Flows
                                         (With Cumulative Totals Since Inception)
                                                       (Unaudited)
                                                                                  Three Months Ended       July 19, 2002
                                                                             ---------------------------    (Inception)
                                                                              March 31,       March 31,         to
                                                                                2007            2006       March 31, 2007
                                                                             -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $  (741,864)    $  (528,122)    $(7,673,975)
                                                                             -----------     -----------     -----------

Adjustments to reconcile net loss to net cash (used in)
  operating activities:
   Depreciation                                                                   23,282           4,413         112,460
   Common stock issued for services                                               26,000              --         558,300
   Amortization of deferred compensation                                          27,250          27,250         245,500
   Allowance reserve for note payable                                                 --              --         650,000
   Loss on real estate                                                                --              --          87,036
   Common stock issued as charitable contribution                                     --              --          50,000

Changes in assets and liabilities
   (Increase) in prepaid expenses                                                     --              --              --
   (Increase) decrease in deposits                                                    --        (237,305)             --
   (Increase) in notes receivable                                                     --              --        (650,000)
   (Decrease) in accounts receviable
   Increase in accounts payable                                                  (24,536)        (70,706)       (248,755)
                                                                             -----------     -----------     -----------
          Total adjustments                                                       51,996        (276,348)        804,541
                                                                             -----------     -----------     -----------

          Net cash used in operating activities                                 (689,868)       (804,470)     (6,869,435)
                                                                             -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                           --         (45,976)       (578,119)
   Proceeds from sale of real estate                                                  --              --         617,864
   Investment                                                                         --              --        (145,000)
   Investment in real estate, net                                                     --              --         (80,800)
                                                                             -----------     -----------     -----------

          Net cash provided by (used in) investing activities                         --         (45,976)       (186,055)
                                                                             -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                                               5,250              --       3,730,634
   Issuance of equity securities and paid-in capital for merger and other        201,342       1,815,430       5,974,291
   Liability for stock to be issued                                             (201,342)         19,395            (975)
   (Increase) decrease in stock subscription receivable                               --          34,444      (1,692,957)
   Proceeds from officer's loan                                                       --              --          38,550
   Repayment of officer's loan                                                        --         (17,050)        (38,550)
                                                                                                 (25,000)
   Proceeds from loan payable - vehicle                                               --              --         100,133
   Repayment of loan payable - vehicle                                                --          (1,236)        (37,682)
   Proceeds from loan payable - equipment                                             --          75,000          75,000
   Repayment of loan payable - equipment                                          (8,878)         (4,519)        (16,448)
                                                                             -----------     -----------     -----------

          Net cash provided by financing activities                               (3,628)      1,896,464       8,131,996
                                                                             -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (693,496)      1,046,018       1,076,506

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                                                        1,770,002       1,074,272              --
                                                                             -----------     -----------     -----------

CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                                            $ 1,076,506     $ 2,120,290     $ 1,076,506
                                                                             ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF
    NON-CASH ACTIVITIES:
    Common stock issued for services                                         $    26,000                     $   558,300
                                                                             ===========     ===========     ===========
    Common stock issued for land investment                                                                  $   125,800
                                                                             ===========     ===========     ===========
    Common stock issued as charitable contribution                                                           $    50,000
                                                                             ===========     ===========     ===========


                        The accompanying notes are an integral part of these financial statements.


                                                     Global Resource Corporation
                                                    (A Development Stage Company)
                                             Condensed Statement of Stockholders' Equity

                      Preferred Stock      Common Stock
                     ------------------ --------------------                         Deficit
                                 Par                   Par               Discount  Accumulated
                                Value                 Value   Additional    on      during the   Deferred    Subscrip-
                     Preferred  $.001     Common      $.001    Paid-In    Common   Development    Compen-      tion
                       Shares  $ Amount   Shares    $ Amount   Capital     Stock      Stage       sation     Receivable     Total
                       ------  -------  ----------   -------  ----------  -------  -----------   ---------   ---------   -----------

Balance - July 19,
 2002 (Inception)          --      --          --   $    --  $       --  $    --  $        --   $      --   $      --   $        --

Issuance of initial
 founders' shares,
 September 2002,
 net of subsequent
 cancellations             --      --   2,555,000        --          --       --           --          --          --            --

Shares issued for
 services,
 September 2002            --      --   1,000,000        --     472,000       --           --          --          --       472,000

Shares issued for
 cash,
 November 2002             --      --      29,000        --      14,500       --           --          --          --        14,500

Shares issued for
 services,
 November and
 December 2002             --      --      13,600        --       6,800       --           --          --          --         6,800

Net loss for the
 period July 19,
 2002 (Inception)
 through December
 31, 2002,
 originally stated         --      --          --        --          --       --   (2,008,508)         --          --    (2,008,508)

Prior period
 adjustment,
 Note 11                   --      --          --        --          --       --    1,500,000          --          --     1,500,000
                       ------  ------  ----------   -------  ----------  -------  -----------   ---------   ---------   -----------

Balance at
 December 31, 2002         --      --   3,597,600        --     493,300       --     (508,508)         --          --       (15,208)
                       ------  ------  ----------   -------  ----------  -------  -----------   ---------   ---------   -----------

Re-issuance of
 founders'
 shares
 - July 2003               --      --   1,455,000        --          --       --           --          --          --            --

Shares issued for
 cash                      --      --     519,800        --     259,900       --           --          --          --       259,900

Issuance of
 subscription
 receivable from
 shareholders              --      --          --        --          --       --           --          --     (14,340)      (14,340)

Net loss for the
 year ended
 December 31, 2003,
 as originally
 stated                    --      --          --        --          --       --     (931,159)         --          --      (931,159)

Prior period
 adjustment,
 Note 11                   --      --          --        --          --       --      727,500          --          --       727,500
                       ------  ------  ----------   -------  ----------  -------  -----------   ---------   ---------   -----------

Balance at
 December 31, 2003         --      --   5,572,400        --     753,200       --     (712,167)         --     (14,340)       26,693
                       ------  ------  ----------   -------  ----------  -------  -----------   ---------   ---------   -----------

Shares issued for
 cash                      --      --     917,645        --     553,105       --           --          --          --       553,105

Shares issued in
 exchange
 for real estate           --      --     650,000        --     650,000       --           --          --          --       650,000

Shares issued for
 compensation              --      --     545,000        --     545,000       --           --    (545,000)         --            --

Shares issued as
 charitable
 contribution              --      --      50,000        --      50,000       --           --          --          --        50,000

Initial founders'
 shares
 cancelled                 --      --    (250,000)       --          --       --           --          --          --            --

Issuance of
 subscription
 receivable from
 shareholders              --      --          --        --          --       --           --          --     (74,240)      (74,240)

Net loss for the
 year ended
 December 31, 2004         --      --         --         --          --       --     (672,219)         --          --      (672,219)
                       ------  ------  ----------   -------  ----------  -------  -----------   ---------   ---------   -----------

Balance at
 December 31, 2004         --      --   7,485,045        --   2,551,305       --   (1,384,386)   (545,000)    (88,580)      533,339
                       ------  ------  ----------   -------  ----------  -------  -----------   ---------   ---------   -----------

                                                     Global Resource Corporation
                                                    (A Development Stage Company)
                                             Condensed Statement of Stockholders' Equity

                Preferred Stock      Common Stock
              ------------------ ----------------------                                Deficit
                           Par                  Par                      Discount    Accumulated
                          Value                Value      Additional        on       during the    Deferred Subscrip-
              Preferred   $.001    Common      $.001       Paid-In        Common     Development   Compen-    tion
               Shares   $ Amount   Shares     $ Amount     Capital        Stock         Stage      sation   Receivable     Total
              ---------- ------- -----------  ---------  ------------  ------------  -----------  ---------  ---------  -----------

Shares issued
 for cash             --      --     745,655         --       914,507            --           --         --         --      914,507

Shares issued
 to acquire
 technology           --      --  37,500,000         --    37,500,000   (37,500,000)          --         --         --           --

Remaining
 shares
 issued in
 exchange for
 real estate          --      --      80,800         --        80,800            --           --         --         --       80,800

Shares issued
 for services         --      --      53,500         --        53,500            --           --         --         --       53,500

Accounts
 payable
 converted to
 equity               --      --       1,087         --         1,087            --           --         --         --        1,087

Stock
 subscriptions
 received, net        --      --          --         --            --            --           --         --     10,398       10,398

Amortization
 of deferred
 compensation         --      --          --         --            --            --           --    109,000         --      109,000

Net loss for
 the year
 ended
 December 31,
 2005                 --      --          --         --            --            --   (1,291,169)        --         --   (1,291,169)
              ---------- ------- -----------  ---------  ------------  ------------  -----------  ---------  ---------  -----------

Balance at
 December 31,
 2005                 --      --  45,866,087         --    41,101,199   (37,500,000)  (2,675,555)  (436,000)   (78,182)     411,462
              ---------- ------- -----------  ---------  ------------  ------------  -----------  ---------  ---------  -----------

Shares issued
 for cash             --      --   2,786,286         --     2,810,877            --           --         --         --    2,810,877

Stock
 subscriptions
 received, net        --      --          --         --            --            --           --         --   (582,511)    (582,511)

Amortization
 of deferred
 compensation         --      --          --         --            --            --           --    109,000         --      109,000

Shares issued
 for services         --      --      14,123         --        14,746            --           --         --         --       14,746

Shares issued
 for
 investment in
 land                 --      --      22,500         --        45,000            --           --         --         --       45,000

Effect of
 reverse
 merger               --      --      72,241     48,761   (37,669,444)   37,500,000           --         --         --     (120,683)

Shares issued
 for
 conversion
 of debt              --      --   2,681,837      2,682       118,000            --           --         --         --      120,682

Shares issued
 for consultin        --      --      25,000         25        49,975            --           --         --         --       50,000

Shares issued
 for merger
 with
 Mobilestream
 Inc                  --      --  11,145,255     11,145     2,842,136            --      (10,498)        --         --    2,842,783

Cancellation
 of shares for
 merger with
 Mobilestream
 Inc                  --      -- (37,500,000)   (37,500)       37,500            --           --         --         --           --

Preferred
 convertible
 stock issued
 for merger
 with
 Mobilestream
 2 for 1
 convertible
 into common  35,236,188 $35,236          --         --       468,138            --           --         --         --      503,374

Net loss for
 the year
 ended
 December 31,
 2006                 --      --          --         --            --            --   (4,246,058)        --         --   (4,246,058)
              ---------- ------- -----------  ---------  ------------  ------------  -----------  ---------  ---------  -----------


Balance at
 December 31,
 2006         35,236,188 $35,236  25,113,329  $  25,113  $  9,818,127  $         --  $(6,932,111) $(327,000) $(660,693) $ 1,958,672
              ========== ======= ===========  =========  ============  ============  ===========  =========  =========  ===========

Shares issued
 for cash             --      --      17,500         17         5,233            --           --         --         --        5,250

Shares issued
 for stock to
 be issued
 (liability)          --      --     186,822        187       201,156            --           --         --         --      201,343

Amortization
 of deferred
 compensation         --      --          --         --            --            --           --     27,250         --       27,250

Shares issued
 for services         --      --      36,000         36        25,964            --           --         --         --       26,000

Net loss for
 the year
 ended
 March 31,
 2007                 --      --          --         --            --            --     (741,864)        --         --     (741,864)
              ---------- ------- -----------  ---------  ------------  ------------  -----------  ---------  ---------  -----------

Balance at
 March 31,
 2007         35,236,188 $35,236  25,353,651  $  25,353  $ 10,050,480  $         --  $(7,673,975) $(299,750) $(660,693) $ 1,476,651
              ========== ======= ===========  =========  ============  ============  ===========  =========  =========  ===========

                             The accompanying notes are an integral part of these financial statements.

                                                                  5

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
         --------------------------------------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that maybe expected for the year ended December 31, 2007.

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

(ii) the design, manufacture and sale of machinery and equipment units, embodying the technology; and

(iii) the sub-licensing of third parties to exploit that technology.

At the present time, the process is in a laboratory mode. There will have to be a transition from the "one batch at a time" operation, used in the laboratory to a "continuous feed" line in order to commercialize the process. Currently, the continuous feed line is in the final design stage.

The Company believes that the design of the machinery and equipment for the decomposition of waste tires fully protects the environment from the release of components during the decomposition process.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1- BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANZIATION
(CONTINUED)

In a similar decomposition process, the Company has designed machinery and equipment which will decompose "fluff", which is the non-metallic portions of scrap motor vehicles, primarily, the interiors. It appears that although scrap vehicles are specifically taken without the tires due to enjvironmental rules, they are often removed but then placed ("hidden") in the trunk of the vehicle and crushed into it, thus "disposing" of the tires. The Company's machinery will, of course, permit any tires to be decomposed together with the other materials. The Company is currently offering three models: one which disposes of 5 tons per hour, one which disposes of ten tons per hour, and one which disposes of twenty tons per hour. The Company is soliciting orders and has issued various proposals.

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

To date, the Company has allocated a substantial portion of their time and investment in bring their product to the market and the raising of capital. The Company has not commenced any commercial operations as of March 31, 2007.

On December 31, 2006, Global Resource Corporation acquired all the assets and assumed all of the liabilities of Mobilestream Oil, Inc. in exchange for; a) 11,145,255 shares of the Company's Common Stock; b) the issuance by the Company for the benefit of the holders of the 2006 series of convertible preferred stock of Mobilestream of 35,236,188 shares of the Company's own "2006 Series" in the process of designation; c) the issuance of 27,205,867 common stock purchase warrants on the basis of 1 warrant for each 3 shares of either common stock or preferred stock (the 2006 Series), exercisable at $4.75 per share for a period ending on December 31, 2007. The ownership Mobilestream owned 37,500,000 shares of the Company's stock which were cancelled. The ownership of Mobilestream had a controlling interest in the Company and due to the transfer of assets between entities under common control, these transfers were recorded at their cost basis (Pooling of interest) for accounting purposes. The net asset and liabilities of Mobilestream equal approximately $2.4 million. The assets consisted of cash approximately $1,678,000, and fixed assets of $149,000 offset by liabilities of approximately $91,000.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1- BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANZIATION
(CONTINUED)

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

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES". The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short- term investments with an initial maturity of three months or less to be cash or cash equivalents.

At March 31, 2007, the Company maintained cash and cash equivalent balances at two financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007 the Company's uninsured cash balances total $876,506.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following is a reconciliation of the computation for basic and diluted earnings per share:

                                                 Three Months Ended March 31,
                                               --------------------------------
                                                   2007                 2006
                                               ------------        ------------

Net loss                                       ($   741,864)       ($   528,122)
                                               ------------        ------------

Weighted-average common shares
Outstanding (Basic)                              25,180,668          46,204,848

                                               ------------        ------------

Weighted-average common shares
Outstanding (Diluted)                            25,180,668          46,204,848
                                               ============        ============

Weighted-average common stock Equivalents for preferred stock convertible to 1 for 2 of common are 70,472,376 and warrants common stock equivalents are 33,909,407, these are not part of the weighted-average outstanding common stock calculation because inclusion would have been anti-dilutive as of March 31, 2007 and March 31, 2006.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company has not issued any options during the reporting periods and as such, the effect of SFAS 123R has no impact on the results of operations for the three months ended March 31, 2007.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

NOTE 3- FIXED ASSETS

Fixed assets as of March 31, 2007 were as follows:

                                               Estimated
                                                Useful
                                              Lives (Years)         Amount
                                             --------------    ----------------
Testing Equipment                               5 - 7             $  429,980
Vehicles                                           5                 127,512
Office & Computer Equip.                           5                  16,643
Leasehold improvements                             3                   4,670
                                                               ----------------
                                                 Total            $  578,805
                                                               ================
Less accumulated Depreciation & amortization                         113,147
                                                               ----------------
          NET FIXED ASSETS                                        $  465,658
                                                               ================


There was $23,282 and $4,413 charged to operations for depreciation expense for the nine months ended March 31, 2007 and 2006, respectively.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 4- LOAN PAYABLE - EQUIPMENT

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


                                                                        2007
                                                                      ---------
Total Loans Payable                                                   $ 121,003
Less current maturities                                                 (37,897)
                                                                      ---------
    Long-Term payable                                                 $  83,106
                                                                      =========

The amount of principal maturities of the loans payable by years is as follows:

                    2007          $  37,897
                    2008             42,043
                    2009             29,526
                    2010             11,537
                                  ---------
                                  $ 121,003
                                  =========


NOTE 5- PROVISION FOR INCOME TAXES

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

At March 31, 2007 the deferred tax assets consist of the following:

                                                                    Three Months
                                                                       Ended
                                                                      March 31,
                                                                        2007
                                                                    -----------
Deferred taxes due to net operating loss carryforwards              $ 2,302,159
Less: Valuation allowance                                            (2,302,159)
                                                                    -----------
Net deferred tax asset                                              $        --
                                                                    ===========

At March 31, 2007, the Company had deficits accumulated during the development stage in the approximate amount of $7,673,864 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 6- OPERATING LEASES

The Company leases office space under a lease agreement that commenced June 1, 2006, the monthly lease payments are $5,000 per month and the leases expires on May 31, 2009. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

Minimum lease payments under the operating lease are as follows:

          For the Periods Ending           Amount
          March, 31
                     2007               $  45,000
                     2008                  60,000
                     2009                  21,700
                                        ---------
                                        $ 126,700
                                        =========

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 7- GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the periods ended March 31, 2007 and 2006, and has no revenue stream to support itself. This raises doubt about the Company's ability to continue as a going concern.

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


NOTE 8- STOCKHOLDERS' EQUITY

COMMON STOCK

The following details the stock transactions for the Three months ended March 31, 2007:

         The Company issued 17,500 shares of stock for $5,250 cash.

         The Company issued 186,822 shares of common stock for cash received in 2006 which was classified as liability in stock to be issued $210,343.

         The Company issued 36,000 shares of common stock in exchange for services valued at $26,000.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 8-  STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK

There was no activity for the three months ended March 31, 2007:

Currently there 35,236,188 shares of convertible preferred, these shares can be converted into common stock,1 preferred for 2 common stock shares.

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

A summary of the status of the Company's outstanding stock warrants as of March 31, 2007 is as follows

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                      Shares            Price
                                                     ----------      ----------

Outstanding at January 1, 2007                               --      $       --

Granted                                              33,909,407            4.41

Exercised                                                    --              --

Forfeited                                                    --              --
                                                     ----------      ----------

Outstanding at March 31, 2007                        33,909,407      $     4.41
                                                     ----------      ----------
Exercisable at March 31, 2007                        33,909,407      $     4.41
                                                     ----------      ----------

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 9- COMMITMENTS AND CONTINGENCIES

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


NOTE 10- RELATED PARTY TRANSACTION

On December 29, 2006 the Company completed a merger with Mobilestream Oil, which had a common control owners. The transfer of assets between entities was recorded at their cost basis for accounting purposes. A royalties receivable and payable in the amount of $70,832 was eliminated in the consolidation of two companies for first quarter 2006. Revenue for royalties and development expenses in amount of $116,667 was also eliminated in the consolidation of the two companies.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 12- SUBSEQUENT EVENTS

Subsequent to the balance sheet date, in April 2007, the following transactions occurred:

         o On April 19 the Company authorized 250,000 common stock shares to CEO, Frank Pringle under the Employee compensation stock option plan.

         o On April 27 the Company entered into an investment agreement with the Westor Capital Group in order to raise funds for future asset acquisitions. The Company received $400,000 cash less fees of $64,701 in exchange for two 10% secured convertible debenture with warrants.

         o The company issued 155,300 shares of common stock for $46,590 in cash in the month of April.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

On September 22, 2006 the Company acquired the assets and development stage business of Carbon Recovery Corporation. The Company is continuing the plan of operations developed by Carbon Recovery Corporation and in effect at the time of the acquisition. Essentially, this involves finding commercial applications for the use of the variable microwave technology to recover hydrocarbons either from waste products (e.g., waste tires and non-metallic components of junked and wrecked vehicles) or from sources such as oil shale, oil drilling cuttings, capped wells with appropriate geological characteristics, etc.

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

On December 31, 2006, the Company acquired the assets of Mobilestream Oil, Inc., the licensor of the variable microwave technology, thereby securing all of the rights to that technology and the four patent applications.

Liquidity and Working Capital

As shown in the accompanying financial statements, the Company incurred substantial net losses for the periods ended march 31, 2007 and 2006 and has no revenue stream to support itself. This raises doubts about the Company's ability to continue as a going concern.

The Company's future success is dependent upon its ability to raise additional capital and or to secure revenues. The Company is currently working with several funding sources and it has raised approximately $400,000 since March 31, 2007. The Company also has substantial sales quotes pending approval with an aggregate value of approximately 25 million outstanding. There is however, no guarantee that the Company will be able to raise enough capital or generate enough revenues to sustain its operations.

As of March 31, 2007 the Company had $1,076,506 in cash on hand. This is considered adequate to covering anticipated working capital requirements for twelve (12) months.

ITEM 3. CONTROLS AND PROCEDURES.

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

The material weaknesses identified relate to:

         o As of March 31, 2007 there continued to be a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.

         o As of March 31, 2007 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

         o As of March 31, 2007 there was a continuing lack of segregation of duties, in that we only had one person performing all accounting-related duties.

         o Reclassification of and changed accounting for convertible debentures. On July 3, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended March 31, 2005 and for the interim periods ended September 30 and December 31, 2004 and 2005 and for the interim period ended June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for convertible debentures issued in fiscal 2005. The Company had previously determined a beneficial conversion feature, valued the conversion features at the intrinsic value and classified the convertible instruments as equity. After further review, the Company determined that those instruments should have been classified as derivative liabilities and, therefore, the fair value of each instrument should have been recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of those instruments resulted in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company's statement of operations. At the date of the conversion of each respective instrument or portion thereof, the corresponding derivative liability was classified as equity. The Company filed amended Forms 10-QSB reflecting these changes.

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

Notwithstanding the existence of material weaknesses in our internal control over financial reporting, our management believes, including our Chief Executive Officer and Chief Financial Officer that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On December 31, 2006, the Company acquired all of the assets of Mobilestream Oil, Inc. in a Plan of Reorganization pursuant to Section 368(a)(1)(D) of the Internal Revenue Code. In consideration for such assets and business the Company issued (on January 3, 2007) 11,145,225 shares of its Common Stock and 35,236,188 shares of the 2006 Series of Convertible Preferred Stock. Because the shares were not registered with the Securities and Exchange Commission, and Mobilestream Oil, Inc. had too many shareholders to permit the distribution of the shares, as required by Section 368(a)(1)(D) of the Internal Revenue Code, the shares have been transferred to a Liquidating Trust pending registration of the shares to permit such distribution. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On March 8, 2007 the Company issued 186,822 shares of its Common Stock to 25 purchasers for $201,342 actually received in 2006. The purchasers had bought the shares in the Regulation S offering conducted in 2006.

On March 19, 2007 the Company issued 5,000 shares of its Common Stock to the Director of Microwave Processing and Engineering Center at Pennsylvania State University as compensation for certain consulting services valued at $5,000. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On March 20, 2007 the Company issued 20,000 shares of its Common Stock to a financial consultant for services rendered during 2006 valued at $20,000. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On March 21, 2007 the Company issued 11,000 shares of its Common Stock to an engineering consultant for services rendered valued at $11,000. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GLOBAL RESOURCE CORPORATION


                                         By: /s/ Frank G. Pringle
                                             -----------------------------------
                                             Frank G. Pringle, President/CEO

Date: May 4, 2007