Form 10KSB/A
period 2006-12-31
Global Resource CORP
filed 2007-08-08
CIK 1128949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2006
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number 000-50944

                           GLOBAL RESOURCE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


          Nevada                                           84-1565820
--------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
     of incorporation)                                Identification No.)

408 Bloomfield Drive, #3, West Berlin, NJ                     08091
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number                        (856) 767-5661
                                       -----------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                           Name of each exchange on which
                                                        Registered

------------------------------------      --------------------------------------

------------------------------------      --------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes    No X

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the closing price of the stock as of April 16, 2007 of $1.52, the aggregate market value of voting stock held by non-affiliates is $39,728,970.

As of April 16, 2007, 26,137,480 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

This Amendment #1 to the Company's Form 10-KSB for the fiscal year ended December 31, 2006 is being filed to remove all references to it being for a "transition period" and to substitute a revised auditor's report covering the cumulative period from July 19, 2002 (inception) to December 31, 2006. In all other respects, the Amendment is identical to the original filing.


                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.   Description of Business............................................. 4

Item 2.   Description of Property.............................................15

Item 3.   Legal Proceedings...................................................17

Item 4.   Submission of Matters to a Vote of Security Holders.................17


PART II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities............17

Item 6.   Management's Discussion and Analysis or Plan of Operation...........21

Item 7.   Financial Statements................................................28

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................46

Item 8A.  Controls and Procedures.............................................46

Item 8B.  Other Information ..................................................xx


PART III

Item 9.   Directors and Executive Officers of the Registrant..................47

Item 10.  Executive Compensation..............................................50

Item 11.  Security Ownership of Certain Beneficial Owners and Management......52

Item 12.  Certain Relationships and Related Transactions......................53

Item 13.  Exhibits and Reports on Form 8-K....................................55

Item 14.  Principal Accountant Fees and Services..............................58

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

At the present time, the process is in a laboratory mode. There will have to be a transition from the "one batch at a time" operation, used in the laboratory to a "continuous feed" line in order to commercialize the process. Currently, the continuous feed line is in the final design stage but, in general, covers the following steps:

     1. Waste tires are fed into a tire chipper from either a stockpile or directly from trucks unloading the tires into the chipper. The tires are chipped into approximately 3" to 4" pieces.
     2. These pieces are moved into a hopper which is designed to be a reserve, at the beginning of the process, to maintain a continuous flow in the event of a delay in the delivery of additional tires to the chipper.
     3. The pieces are washed with a solution to remove dirt and road oil. The solution is recycled to avoid environmental contamination from the road oil.
     4. The pieces are again washed in a sonic-vibrated solution to further remove dirt and road oil.
     5. The pieces go through a dryer.
     6. From the dryer the pieces are conveyed into an intermediate silo which is designed to be a further reserve at the beginning of the actual decomposition process, to maintain a continuous flow in the event of any problem with the chipping and washing process steps.
     7. Pieces are fed into the microwave reactor, which accepts a load, locks, draws a vacuum, processes, unlocks and discharges the resulting decomposed residue, which is carbon black and steel. Dust emitted when the reactor discharges is collected and sent to a baghouse. Gases go to a heat exchanger and are condensed to convert back to process oil. The process oil goes to tanks for shipment to buyers. Approximately 10% of the gases will remain uncondensed and will be recovered and sold as natural gas.
     8. The reactor residue, consisting of the carbon black and steel, is cooled and fed into a hopper for the first grinder. The steel is removed by magnetic rail conveyors, to be collected and sold as scrap steel. The carbon black is fed into a grinder and the size is reduced from an estimated 1/8" diameter to approximately 100 microns.
     9. The carbon black is transported by pneumatic tubes to a sifter which reduces the size to approximately 20 to 50 microns. Particles over 50 microns are recirculated.
     10. The carbon black is moved pneumatically to a centrifugal feeder sorter with a 2-ring system.

     11. The smaller pieces are moved to a special bagging area. They are put into 1 ton bags, but there is an optional arrangement to bag, label and pelletize in smaller quantities.
     12. The leftover goes to its own bagging area.

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

As a result of the December 15, 2005 foreclosure on the pledged Well Renewal interests and the determination to terminate the BDC business plan, the Company became a "development stage company" and a shell corporation since that date.

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

o Our sucess will be dependent upon our ability to commercialize the technology, of which there is no assurance. While the processes work in the laboratory environment, in what are essentially "batch" procedures, commercialization will require that the processes be scaled up, with large machinery and equipment, and that such machinery and equipment operate on a "continuous feed" basis. While much of the material processing and handling machinery and equipment is commercially available, the critical piece will be the microwave and its housing.

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


REPORTS TO SECURITY HOLDERS

We file periodic reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended. The public may read and copy any material that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC and so our reports are available on the site. The address of that site is http://www.sec.gov


ITEM 2. DESCRIPTION OF PROPERTIES.

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

On April 16, 2007 the prices of the Company's Common Stock were $1.55 high, $1.36 low and $1.52 close, as quoted on the OTC Bulletin Board. On April 16, 2007 the Company had 26,137,480 shares of its Common Stock issued and outstanding.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On March 13, 2007 the Company's Board of Directors adopted The 2007 Employees Compensation and Stock Option Plan. The number of shares subject to t he Plan is 2,500,000. These shares may be issued either as (a) shares of stock or (b) stock options. The Company filed Form S-8 on March 14, 2007, registering the 2,500,000 shares.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR 2006

On September 22, 2006, the Company acquired the assets and development stage business of Carbon Recovery Corporation, under a Plan and Agreement of Reorganization, pursuant to which it issued: 48,688,996 shares of its common stock, and (having assumed the warrant liabilities of Carbon Recovery Corporation, 3,908,340 Class B Warrants, 1,397,600 Class D Warrants, and 1,397,600 Class E Warrants. The securities were issued to a Liquidating Trust pending registration under the Securities Act of 1933 following which the securities will be distributed. The issuance to the Liquidating Trust was considered exempt under Section 4(2) of the Securities Act.

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


ITEM 6. PLAN OF OPERATIONS.

Prior to September 22, 2006, the Company had tried various business plans, as described under "History of the Company" in Item 1, above. On September 22, 2006 the Company acquired the assets and development stage business of Carbon Recovery Corporation. The Company intends to continue the plan of operation developed by Carbon Recovery Corporation and in effect at the time of the acquisition. Essentially, this involves finding commercial applications forthe use of the technology to recover hydrocarbons either from waste products (E.G., waste tires and non- metallic components of junked and wrecked vehicles) or from sources such as oil shale, oil drilling cuttings, capped wells with appropriate geological characteristics, etc.

With respect to the waste tire disposal business, the Company is negotiating a lease for a 3 to 4 acre site, with a 135,000 sq. ft. building, at a former USX site in Fairless Hills, Bucks County, Pennsylvania. While various types of financing are being considered, the most likely source of financing will be industrial revenue bonds. The first commercial tire disposal facility will be located in the building. The Company expects to start the permitting process in the very near future. The final design for the two-line facility is expected to be completed in the near future (see description of process above in I - 1). When the facility has been built it will go through a de-bugging process while a stockpile of waste tires is developed so as to permit a constant feed operation. It is the intent that once the first facility has been shown to be commercially feasible, third parties will be licensed for all future locations.

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

Liquidity and Working Capital

As of December 31, 2006 the Company had $1,7770,002 in cash on hand. This is considered adequate to covering anticipated working capital requirements for twelve (12) months.


ITEM 7. FINANCIAL STATEMENTS.

Our financial statements, together with the report of the auditors, are as follows:

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants

                     200 Haddonfield Berlin Road, Suite 402
                        Gibbsboro, New Jersey 08026-1239
                        (856) 346-2828 Fax (856) 346-2882


           AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
                  CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
               NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
             PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                       FLORIDA STATE BOARD OF ACCOUNTANCY
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Global Resource Corporation
408 Bloomfield Drive, #3
West Berlin, NJ 08091

We have audited the accompanying consolidated balance sheet of Global Resource Corporation (the "Company"), a development stage enterprise, as of December 31, 2006, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2006, and the cumulative totals since the company's inception, July 19, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Resource Corporation, a development stage enterprise, as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, and the cumulative totals since the company's inception, July 19, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

The Company has evaluated, with the participation of our CEO and CFO, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 21, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operaton of our internal control over financial reporting that it considered to be "material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

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

Notwithstanding the existence of material weaknesses in our internal control over financial reporting, our managment believes, including our Chief Executive Officer and Chief Financial Officer that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

       Name                  Age          Position
       ----                  ---          --------
Frank G. Pringle             63           Chariman of the Board of Directors,
                                          President/CEO

Jeffrey J. Andrews           55           Director, Secretary/Treasurer, CFO

Frederick A. Clark           44           Director

Frank G. Pringle is our Chariman of the Board and President/CEO. Mr. Pringle is the inventor of the process and related apparatus covered by the patent pending covering portions of the described technology. Frank attended Kent State from 1962 to 1963, Hiram College from 1963 to 1964, Lake Erie College from 1963 to 1964 and Towson State College from 1965 to 1966, majoring in Chemistry and Mathematics. Since 1964: he has (i) designed and installed "turn key" engineering operations for food, soft drink, brewery, glass and plastic manufacturing plants, (ii) been a consultant to clients for previously designed and and installed manufacturing plants, (iii) designed, built and managed the operations of a plant for recycling glass, and (iv) since approximately 1999, worked on the development of the licensed technology. Mr. Pringle is also the Chairman of the Board and President/CEO of Mobilestream Oil, Inc., which is the licensor of the Company's newly-acquired technology.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered call of our equity securities to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders aare required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

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

COMPENSATION OF MANAGEMENT

Name & Principal                                                                 Other
Position                               Year         Salary         Bonus      Compensation
-------------------------------        ----         ------         -----      ------------

Frank G. Pringle                       2006           -0-(1)        -0-     Company Cars(1)
President, Chief Executive                                                  Life Insurance(1)
Officer, and Chairman of the
Board of Directors

Jeffrey J. Andrews                     2006       $ 30,800(2)       -0-           -0-
Secretary, Treasurer, Chief
Financial Officer, Director

Richard Mangierelli                    2006       $ 30,000(3)       -0-           -0-
President, Chief                       2005         60,000(3)       -0-           -0-
Executive Officer                      2004           -0-           -0-           -0-
Secretary and Chairman of the
Board of Directors

Jimmy Villalobos                       2005       $ 30,000(3)       -0-           -0-
President (from
September 15, 2004
through June 17, 2005)

1 Mr. Pringle received $ 26,000 as the President of Carbon Recovery Corporation and $259,416.67 as the President of Mobilestream Oil, Inc. during 2006. Mr. Pringle and members of his family (who are also employees) are assigned 3 company cars. The Company carries $6,000,000 in Key Man LIfe Insurance on Mr. Pringle, of which $2,000,000 is payable to his wife and the balance to the Company.

2 Mr. Andrews received $69,200 as the Treasurer/CFO of Carbon Recovery Coporation in addition to the $30,800 paid by the Company.

3 Represents salary accrued but not paid during 2003 through 2006. These liabilities were subsequently settled and paid as of the date prior to the filing of Form 10-KSB for the fiscal year ended March 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 13, 2007, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on April 13, 2007, there were 7,215,034 shares issued and outstanding of record.

                                                        Shares of          Percentage
                                                          Common             as of
Name and Address of Beneficial Owners                     Stock          04/13/2007(1)
-------------------------------------                 -------------      -------------
Frank G. Pringle                                      70,619,574(2)          73.1%
109 Bortons Road
Marlton, New Jersey 08053

Jeffrey J. Andrews                                        -0-(3)              -0-(3)
8 Cushman Road
Rosemount, Pennsylvania 19010

Frederick A. Clark                                        -0-                 -0-
321 N. Front Street
Harrisburg, Pennsylvania 17101

Lois Augustine Pringle                                 2,305,000              8.8%
109 Bortons Road
Marlton, New Jersey 08053

Olde Monmouth Stock Transfer Co., Inc., Trustee
Carbon Recovery Corporation
  Liquidating Trust                                   11,188,996(4)           -0-(5)
200 Memorial Parkway
Atlantic Higlands, New Jersey 07716

Olde Monmouth Stock Transfer Co., Inc., Trustee
Mobilestream Oil, Inc.
  Liquidating Trust                                   11,145,225              -0-(5)
200 Memorial Parkway
Atlantic Higlands, New Jersey 07716
All Directors and Officers as a Group (3 persons)     70,619,574(2),(3)      73.1%

-----------

1 Based on 26,137,480 shares issued and outstanding as of April 13, 2007, without including the 70,500,574 shares issuable upon conversion of the 2006 Series of Convertible Preferred Stock or issuable upon exercise of the warrants or stock options. For purposes of calculating Mr. Pringle's percentage of ownership, however, the 70,500,574 shares were included in the base.

2 Includes 70,500,574 shares of Common Stock obtainable upon conversion of the Company's 2006 Series of Convertible Preferred Stock and 119,000 shares distributable from the liquidating trust as a shareholder of Carbon Recovery Corporation. Does not include 2,305,000 shares held by Lois Augustine-Pringle, his wife, in which he denies a beneficial interest..

3 Does not include common stock purchase options to purchase 200,000 shares of the Company's Common Stock, 80% of which have not yet vested and are therefore not exercisable.

4 The 48,688,996 shares issued by the Company for the acquisition of the assets was subsequently reduced to 11,188,996 shares by the cancellation of the 37,500,000 shares of the Company's Common Stock indirectly owned by the Company in the Carbon Recovery Liquidating Trust after the acquisition of the assets of Mobilestream Oil, Inc. which had owned the 37,500,000 shares of Carbon Recovery Corporation.

5 Old Monmouth Stock Transfer Co., Inc. is the Trustee of both Liquidating Trusts; it has no beneficial interest in the shares held in the trusts. With the exceptions of Frank G. Pringle and Lois Augustine Pringle, no person or entity has a 5% or greter interest in the Company as the result of his/her/its beneficial interest in either Liquidating Trust.


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since April 1, 2006, the beginning of the fiscal year ended December 31, 2006, the Company has engaged in two transactions for the acquisition of assets and businesses where related persons had an interest. These have been described elsewhere in this Report; however, in summary, the transactions were:

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

During the period since September 22, 2006 when the Company acquired the assets of Carbon Recovery Corporation, the Company has had various transactions with Mr. Pringle. Mr. Pringle is the inventor of the variable microwave technology embodied in the four patent applications which he assigned to a predecessor of Mobilestream Oil, Inc. and which is now owned by the Company as the result of the acquisition of the assets as described above. Mr. Pringle had owned shares of Mobilestream Oil, Inc.'s Common Stock, which had been converted into 503,374,112 shares of Mobilestream's 2006 Series of Convertible Preferred Stock. In conjunction with the acquisition of the assets of Mobilestream Oil, Inc., in addition to the issuance of 11,145,225 shares of the Company's Common Stock for the holders of Mobilestream's Common Stock, the Company issued 35,250,287 shares of its own 2006 Series of Convertible Preferred Stock for Mr. Pringle (the sole holder of Mobilestream's 2006 Series) using the same conversion ratio as for the Common Stock. Each share of the Company's 2006 Series is convertible into 2 shares of the Company's Common Stock, but prior to January 1, 2009 conversion is limited to that number of shares of Common Stock which is less than 4.99% of the issued and outstanding Common Stock after conversion. Each share of the 2006 Series has 2 votes per share, voting with the Common Stock as a single class, and elects a majority of the Board of Directors.

Mr. Pringle has an employment agreement covering his services, as the Company's head of R&D, for the length of the life of the patents which may be issued upon the 4 patents pending. Mr. Pringle currently serves as Chariman of the Board, President and Chief Executive Officer, but his duties as President and CEO are expected to terminate prior to January 1, 2009 with him continuing with his R&D duties. As noted under "Compensation of Management", in 2006 Mr. Pringle received compensation from both Carbon recovery Corporation and from Mobilestream Oil, Inc., but not from the Company. His compensation has been assumed by the Company effective January 1, 2007.

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

4.2*      2004 Stock Option Plan

10.1*     Release and Indemnity Agreement

10.2*     Operating Agreement for Well Renewal LLC

10.1* Pledge Agreement, dated November 18, 2005 between Global Resource Corporation and Transnix Global Corporation

10.2* Agreement, dated December 15, 2005 bewteen Global Resource Corporation and Transnix Global Corporation.

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

Audit-related Fees
------------------

The Company filed amdendments to Forms 10-QSB containing restated financial statements for which it paid the principal accountants $10,383. The Company filed a Form S-8 for which the review and consent fee was $800.

Tax Fees
--------

None for 2006; $475 was paid for the preparation of the Company's tax return for 2005.

All Other Fees
--------------

None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL RESOURCE CORPORATION


By  /s/ Frank G. Pringle, President/CEO
    --------------------
    Frank G. Pringle, Pres./CEO

Date August 7, 2007


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Frank G. Pringle CEO
    ------------------------
        Frank G. Pringle, CEO, Director

Date  August 7, 2007


By  /s/ Jeffrey D. Andrews, CFO Director
    ------------------------------------
        Jeffrey J. Andrews, CFO, Director

Date  August 7, 2007