Form 10QSB/A
period 2007-03-31
Global Resource CORP
filed 2007-08-08
CIK 1128949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                               Amendment No. 1 to
                                   FORM 10-QSB



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


On December 31, 2006, Global Resource Corporation acquired all the assets and assumed all of the liabilities of Mobilestream Oil, Inc. in exchange for; a) 11,145,255 shares of the Company's Common Stock; b) the issuance by the Company for the benefit of the holders of the 2006 series of convertible preferred stock of Mobilestream of 35,236,188 shares of the Company's own "2006 Series" in the process of designation; c) the issuance of 27,205,867 common stock purchase warrants on the basis of 1 warrant for each 3 shares of either common stock or preferred stock (the 2006 Series), exercisable at $4.75 per share for a period ending on December 31, 2007. The total cost of the acquisition of Mobilestream has been allocated to the assets acquired and the liabilities assumed based on their fair values in accordance with SFAS 141, Business Combinations. The net asset and liabilities of Mobilestream equal approximately $2.4 million. The assets consisted of cash approximately $1,678,000, and fixed assets of $149,000 offset by liabilities of approximately $91,000.

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

Date: August 8, 2007