Form 10QSB
period 2007-06-30
Global Resource CORP
filed 2007-08-14
CIK 1128949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2007
                                        -------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number                      000-50944
                                       -----------------------------------------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,443,332 shares of common stock, par value $0.001 were outstanding at August 3, 2007.

Transitional Small Business Disclosure Format (check one):

Yes [_] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                     GLOBAL RESOURCE CORPORATION
                                    (A Development Stage Company)
                                       Condensed Balance Sheet
                                            June 30, 2007
                                             (Unaudited)

                                               ASSETS
                                               ------                               As of June 30,
                                                                                          2007
                                                                                     ------------
CURRENT ASSETS
   Cash                                                                              $    723,919

                                                                                     ------------

          TOTAL CURRENT ASSETS                                                            723,919
                                                                                     ------------

Fixed Assets, Net of depreciation                                                         443,796
                                                                                     ------------

OTHER ASSETS
   Notes Recievable net - (reserved $650,000 for doutful collection)                           --
   Prepaids                                                                               250,000
   Investments & Deposits on Investments                                                   45,000
                                                                                     ------------
          TOTAL OTHER ASSETS                                                              295,000

TOTAL ASSETS                                                                         $  1,462,715
                                                                                     ============


                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                          $    100,174
   Current portion - loan payable - equipment                                              38,892
   Debenture financing liability                                                          400,000
                                                                                     ------------

          TOTAL CURRENT LIABILITIES                                                       539,066
                                                                                     ------------

LONG-TERM LIABILITIES

   Loan payable - equipment, net of current portion                                        73,002
                                                                                     ------------

          Total  liabilities                                                              612,068
                                                                                     ------------

STOCKHOLDERS' EQUITY

   Preferred Stock  - $.001 par value 50,000,000 shares authorized,                        35,236
   35,236,188 issued and outstanding at June 30, 2007;
   Common stock, $.001 par value; 2,000,000,000 shares authorized,                         25,853
      25,758,254 shares issued and outstanding at June 30, 2007; and 47,185,637 shares issued and outstanding at June 30, 2006
   Subscription receivable                                                               (645,693)
   Additional paid-in capital                                                          10,208,191
   Deficit accumulated in the development stage                                        (8,433,967)
                                                                                     ------------
                                                                                        1,189,620

   Treasury Stock                                                                         (66,473)
   Deferred compensation                                                                 (272,500)
                                                                                     ------------

          Total stockholders' equity                                                      850,647
                                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  1,462,715
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


                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                                 Condensed Statement of Operations
                                             (With Cumulative Totals Since Inception)
                                                            (Unaudited)


                                                        Three Months Ended                SIX MONTHS ENDED
                                                        ------------------                ----------------         JULY 19, 2002
                                                                                                                    (INCEPTION)
                                                    JUNE 30          JUNE 30          JUNE 30         JUNE 30            TO
                                                     2007             2006             2007             2006        JUNE 30, 2007
                                                 ------------     ------------     ------------     ------------     ------------
REVENUES                                         $         --     $         --     $         --     $         --     $         --

COST OF SALES                                              --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------

GROSS PROFIT                                               --               --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES
    Consulting fees                                    20,000           43,646           28,239           74,017        1,332,616
    Professional fees                                 149,881           60,391          324,856          106,565        1,012,633
    Other general and administrative expenses         462,645        1,470,500        1,009,033        1,919,237        5,194,202
    Reserve for Note Receivable                            --               --               --               --          650,000
    Depreciation expense                               24,595            4,413           47,877            8,826          137,743
                                                 ------------     ------------     ------------     ------------     ------------

          TOTAL OPERATING EXPENSES                    657,121        1,578,950        1,410,005        2,108,645        8,327,194
                                                 ------------     ------------     ------------     ------------     ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                   (657,121)      (1,578,950)      (1,410,005)      (2,108,645)      (8,327,194)
                                                 ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
    Loss on deposit / real estate - net              (100,000)                         (100,000)                         (172,712)
    Interest expense                                  (12,886)          (3,549)         (16,365)          (7,894)         (31,534)
    Interest income                                    10,015           19,480           24,514           25,398           97,584
                                                 ------------     ------------     ------------     ------------     ------------

          TOTAL OTHER INCOME (EXPENSE)               (102,871)          15,931          (91,851)          17,504         (106,662)
                                                 ------------     ------------     ------------     ------------     ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES           (759,992)      (1,563,019)      (1,501,856)      (2,091,141)      (8,433,856)
PROVISION FOR INCOME TAXES                                 --               --               --               --              111
                                                 ------------     ------------     ------------     ------------     ------------

NET LOSS APPLICABLE TO COMMON SHARES             $   (759,992)    $ (1,563,019)    $ (1,501,856)    $ (2,091,141)    $ (8,433,967)
                                                 ============     ============     ============     ============     ============

BASIC AND DILUTED LOSS
     PER SHARE                                   $      (0.03)    $      (0.03)    $      (0.06)    $      (0.04)    $      (0.33)
                                                 ============     ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES                              25,565,553       46,813,546       25,374,174       49,378,514       25,374,174
                                                 ============     ============     ============     ============     ============


                            The accompanying notes are an integral part of these financial statements.


                                             GLOBAL RESOURCE CORPORATION
                                            (A Development Stage Company)
                                     Condensed Statement of Stockholders' Equity
                                                  At June 30, 2007

                 Preferred Stock      Common Stock
                ------------------ --------------------                         Deficit
                            Par                  Par               Discount  Accumulated
                           Value                Value   Additional    on      during the  Deferred  Subscrip-
                Preferred  $.001     Common     $.001    Paid-In    Common   Development   Compen-    tion    Treasury
                  Shares  $ Amount   Shares   $ Amount   Capital     Stock      Stage      sation   Receivable  Stock     Total
                  ------  -------  ----------  -------  ----------  -------  -----------  ---------  --------- --------  ---------
Balance -
 July 19,
 2002
 (Inception)         --      --          --   $    --  $       --  $    --  $        --   $      --  $      --          $        --

Issuance of
 initial
 founders'
 shares,
 September
 2002, net of
 subsequent
 cancellations       --      --   2,555,000        --          --       --           --          --         --                   --

Shares issued
 for services,
 September 2002      --      --   1,000,000        --     472,000       --           --          --         --              472,000

Shares issued
 for cash,
 November 2002       --      --      29,000        --      14,500       --           --          --         --               14,500

Shares issued
 for services,
 November and
 December 2002       --      --      13,600        --       6,800       --           --          --         --                6,800

Net loss for
 the period
 July 19, 2002
 (Inception)
 through
 December 31,
 2002,
 originally
 stated              --      --          --        --          --       --   (2,008,508)         --         --           (2,008,508)

Prior period
 adjustment,
 Note 11             --      --          --        --          --       --    1,500,000          --         --            1,500,000
                 ------  ------  ----------   -------  ----------  -------  -----------   ---------  ---------          -----------

Balance at
 December 31,
 2002                --      --   3,597,600        --     493,300       --     (508,508)         --         --              (15,208)
                 ------  ------  ----------   -------  ----------  -------  -----------   ---------  ---------          -----------

Re-issuance
 of founders'
 shares -
 July 2003           --      --   1,455,000        --          --       --           --          --         --                   --

Shares issued
 for cash            --      --     519,800        --     259,900       --           --          --         --              259,900

Issuance of
 subscription
 receivable
 from
 shareholders        --      --          --        --          --       --           --          --    (14,340)             (14,340)

Net loss for the
 year ended
 December 31,
 2003, as
 originally
 stated              --      --          --        --          --       --     (931,159)         --         --             (931,159)

Prior period
 adjustment,
 Note 11             --      --          --        --          --       --      727,500          --         --              727,500
                 ------  ------  ----------   -------  ----------  -------  -----------   ---------  ---------          -----------

Balance at
 December
 31, 2003            --      --   5,572,400        --     753,200       --     (712,167)         --    (14,340)              26,693
                 ------  ------  ----------   -------  ----------  -------  -----------   ---------  ---------          -----------

Shares issued
 for cash            --      --     917,645        --     553,105       --           --          --         --              553,105

Shares issued
 in exchange
 for real
 estate              --      --     650,000        --     650,000       --           --          --         --              650,000

Shares issued
 for
 compensation        --      --     545,000        --     545,000       --           --    (545,000)        --                   --

Shares issued
 as charitable
 contribution        --      --      50,000        --      50,000       --           --          --         --               50,000

Initial founders'
 shares
 cancelled           --      --    (250,000)       --          --       --           --          --         --                   --

Issuance of
 subscription
 receivable
 from
 shareholders        --      --          --        --          --       --           --          --    (74,240)             (74,240)

Net loss for
 the year
 ended
 December 31,
 2004                --      --         --         --          --       --     (672,219)         --         --             (672,219)
                 ------  ------  ----------   -------  ----------  -------  -----------   ---------  ---------          -----------

Balance at
 December 31,
 2004                --      --   7,485,045        --   2,551,305       --   (1,384,386)   (545,000)   (88,580)             533,339
                 ------  ------  ----------   -------  ----------  -------  -----------   ---------  ---------          -----------

                                             GLOBAL RESOURCE CORPORATION
                                            (A Development Stage Company)
                                     Condensed Statement of Stockholders' Equity
                                                  At June 30, 2007

               Preferred Stock      Common Stock
             ------------------ ----------------------                             Deficit
                          Par                 Par                   Discount    Accumulated
                         Value               Value     Additional      on       during the    Deferred Subscrip-  Treas-
             Preferred   $.001    Common     $.001      Paid-In      Common     Development   Compen-    tion      ury
              Shares   $ Amount   Shares    $ Amount    Capital      Stock         Stage      sation   Receivable Stock      Total
             ---------- ------- ----------- --------- ------------ -----------  -----------  ---------  --------- ------ -----------

Shares issued
 for cash           --      --     745,655        --      914,507          --           --         --         --            914,507

Shares issued
 to acquire
 technology         --      --  37,500,000        --   37,500,000 (37,500,000)          --         --         --                 --

Remaining
 shares
 issued in
 exchange for
 real estate        --      --      80,800        --       80,800          --           --         --         --             80,800

Shares issued
 for services       --      --      53,500        --       53,500          --           --         --         --             53,500

Accounts
 payable
 converted to
 equity             --      --       1,087        --        1,087          --           --         --         --              1,087

Stock
 subscriptions
 received, net      --      --          --        --           --          --           --         --     10,398             10,398

Amortization
 of deferred
 compensation       --      --          --        --           --          --           --    109,000         --            109,000

Net loss for
 the year
 ended
 December 31,
 2005               --      --          --        --           --          --   (1,291,169)        --         --         (1,291,169)
              -------- ------- ----------- --------- ------------ -----------  -----------  ---------  ---------        -----------

Balance at
 December 31,
 2005               --      --  45,866,087        --   41,101,199 (37,500,000)  (2,675,555)  (436,000)   (78,182)           411,462
              -------- ------- ----------- --------- ------------ -----------  -----------  ---------  ---------        -----------

Shares issued
 for cash           --      --   2,786,286        --    2,810,877          --           --         --         --          2,810,877

Stock
 subscriptions
 received, net      --      --          --        --           --          --           --         --   (582,511)          (582,511)

Amortization
 of deferred
 compensation       --      --          --        --           --          --           --    109,000         --            109,000

Shares issued
 for services       --      --      14,123        --       14,746          --           --         --         --             14,746

Shares issued
 for
 investment in
 land               --      --      22,500        --       45,000          --           --         --         --             45,000

Effect of
 reverse
 merger             --      --      72,241    48,761  (37,669,444) 37,500,000           --         --         --           (120,683)

Shares issued
 for
 conversion
 of debt            --      --   2,681,837     2,682      118,000          --           --         --         --            120,682

Shares issued
 for consultin      --      --      25,000        25       49,975          --           --         --         --             50,000

Shares issued
 for merger
 with
 Mobilestream
 Inc                --      --  11,145,255    11,145    2,842,136          --      (10,498)        --         --          2,842,783

Cancellation
 of shares for
 merger with
 Mobilestream
 Inc                --      -- (37,500,000)  (37,500)      37,500          --           --         --         --                 --

Preferred
 convertible
 stock issued
 for merger
 with
 Mobilestream
 2 for 1
 convertible
 into
 common     35,236,188 $35,236          --        --      468,138          --           --         --         --            503,374

Net loss for
 the year
 ended
 December
 31, 2006           --      --          --        --           --          --   (4,246,058)        --         --     --  (4,246,058)
              -------- ------- ----------- --------- ------------ -----------  -----------  ---------  ---------  ----- -----------
Balance at
 December
 31, 2006   35,236,188 $35,236  25,113,329 $  25,113 $  9,818,127 $        --  $(6,932,111) $(327,000) $(660,693) $  -- $ 1,958,672
            ========== ======= =========== ========= ============ ===========  ===========  =========  =========  ===== ===========

                                             GLOBAL RESOURCE CORPORATION
                                            (A Development Stage Company)
                                     Condensed Statement of Stockholders' Equity
                                                  At June 30, 2007

               Preferred Stock      Common Stock
             ------------------ ----------------------                        Deficit
                          Par                 Par                 Discount  Accumulated
                         Value               Value     Additional    on     during the   Deferred  Subscrip-
             Preferred   $.001    Common     $.001      Paid-In     Common  Development   Compen-    tion      Treasury
              Shares   $ Amount   Shares    $ Amount    Capital     Stock      Stage      sation   Receivable    Stock       Total
             ---------- ------- ----------- --------- ------------ -------- -----------  ---------  ---------  --------  -----------
Shares
 issued
 for cash            --      --      17,500        17        5,233       --          --         --         --                 5,250

Shares
 issued for
 stock to
 be issued
 (liability)         --      --     186,822       187      201,156       --          --         --         --               201,343

Amortization
 of deferred
 compensation        --      --          --        --           --       --          --     27,250         --                27,250

Shares
 issued
 for
 services            --      --      36,000        36       25,964       --          --         --         --                26,000

Net loss for
 the year
 ended
 March 31,
 2007                --      --          --        --           --       --    (741,864)        --         --        --    (741,864)
             ---------- ------- ----------- --------- ------------ -------- -----------  ---------  ---------  --------  -----------

Balance at
 March 31,
 2007        35,236,188 $35,236  25,353,651 $  25,353 $ 10,050,480 $     -- $(7,673,975) $(299,750) $(660,693) $     --  $1,476,651
             ========== ======= =========== ========= ============ ======== ===========  =========  =========  ========  ===========

Shares
 issued
 for cash                           499,564       500      157,711                                                          158,211

Shares
 issued
 for Stock
 to be
 issued
 (liability)                                                                                           15,000                15,000

Treasury
 Stock                              (94,961)                                                                    (66,473)    (66,473)

Amortiza-
 tion of
 deferred
 compensa-
 tion                                                                                       27,250                           27,250

Shares
 issued
 for
 services                                                                                                                        --

Net loss
 for the
 year ended
 June 30,
 2007                --      --          --        --           --       --    (759,992)        --         --        --    (759,992)
             ---------- -------  ---------- --------- ------------ -------- -----------  ---------  ---------  --------  -----------

BALANCE AT
JUNE 30,
2007         35,236,188 $35,236  25,758,254 $  25,853 $ 10,208,191 $     -- $(8,433,967) $(272,500) $(645,693) $(66,473) $  850,647
             ========== =======  ========== ========= ============ ======== ===========  =========  =========  ========  ==========

                            The accompanying notes are an integral part of these financial statements.


                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows
                    (With Cumulative Totals Since Inception)
                                   (Unaudited)
                                                                                                                 July 19, 2002
                                                                                    SIX MONTHS ENDED              (INCEPTION)
                                                                                 JUNE 30,         JUNE 30,             TO
                                                                                   2007             2006         MARCH 31, 2007
                                                                               -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $(1,501,856)      $(2,091,141)      $(8,433,967)
                                                                               -----------       -----------       -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
   Depreciation                                                                     47,877             8,826           138,056
   Common stock issued for services                                                 26,000                             558,300
   Amortization of deferred compensation                                            54,500            54,500           272,750
   Allowance reserve for note payable                                                                                  650,000
   Loss on real estate                                                                                                  87,036
   Common stock issued as charitable contribution                                                                       50,000

CHANGES IN ASSETS AND LIABILITIES
   (Increase) in prepaid expenses                                                 (250,000)                           (250,000)
   (Increase) decrease in deposits                                                 100,000           237,305           100,000
   (Increase) in notes receivable                                                       --                --          (650,000)
  (Decrease) in accounts receviable
   Increase in accounts payable                                                    (13,872)          (65,158)         (238,091)
                                                                               -----------       -----------       -----------
                                                                                                                   -----------
          TOTAL ADJUSTMENTS                                                        (34,495)          235,473           718,050
                                                                               -----------       -----------       -----------

          NET CASH USED IN OPERATING ACTIVITIES                                 (1,536,351)       (1,855,668)       (7,715,917)
                                                                               -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                         (2,733)          (45,976)         (581,853)
   Proceeds from sale of real estate                                                    --                             617,864
   Investment                                                                           --          (600,000)         (145,000)
   Investment in real estate, net                                                       --                --           (80,800)
                                                                               -----------       -----------       -----------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (2,733)         (645,976)         (189,789)
                                                                               -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                                               162,961                           3,888,345
   Issuance of equity securities and paid-in capital for merger and other          201,842         3,612,926         5,974,791
   Liability for stock to be issued                                               (201,342)           93,365              (975)
   (Increase) decrease in stock subscription receivable                             15,000            68,676        (1,677,957)
   Proceeds from Debenture finance activity                                        400,000                             400,000
   Proceeds from officer's loan                                                                                         38,550
   Repayment of officer's loan                                                                       (17,050)          (38,550)
   Purchase of Treasury Stock                                                      (66,473)          (25,000)          (66,473)
   Proceeds from loan payable - vehicle                                                                                100,133
   Repayment of loan payable - vehicle                                                                (2,472)          (31,937)
   Proceeds from loan payable - equipment                                                             75,000            75,000
   Repayment of loan payable - equipment                                           (17,987)           (7,370)          (31,302)
                                                                               -----------       -----------       -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                494,001         3,798,075         8,629,625
                                                                               -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,046,083)        1,296,431           723,919

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                                                          1,770,002         1,074,272                --
                                                                               -----------       -----------       -----------

CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                                              $   723,919       $ 2,370,703       $   723,919
                                                                               ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
    NON-CASH ACTIVITIES:

    Common stock issued for services                                           $    26,000                         $   558,300
                                                                               ===========       ===========       ===========

    Common stock issued for land investment                                                                        $   125,800
                                                                               ===========       ===========       ===========

    Common stock issued as charitable contribution                                                                 $    50,000
                                                                               ===========       ===========       ===========

                            The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
         -------------------------------------------------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that maybe expected for the year ended December 31, 2007.

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

     The Company's business goals are as follows:

     1) The construction of plants to exploit certain technology for decomposing petroleum-based materials by subjecting them to variable frequency microwave radiation at specifically selected frequencies for a time sufficient to at least partially decompose the materials; 2) The design, manufacture and sale of machinery and equipment units, embodying the technology; and 3) the sub-licensing of third parties to exploit that technology.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1- BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANZIATION
        -------------------------------------------------------------
        (CONTINUED)
        -----------

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

     To date, the Company has allocated a substantial portion of their time and investment in bring their product to the market and the raising of capital. The Company has not commenced any commercial operations as of June 30, 2007.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1- BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANZIATION
        -------------------------------------------------------------
        (CONTINUED)
        -----------

     On September 22, 2006, the Carbon Recovery Corporation entered into a Plan and Agreement of Reorganization ("Agreement") with Global Resource Corporation. Pursuant to the Agreement, Global Resource Corporation acquired all of the assets and assumed all of the liabilities and related development stage business of Carbon Recovery Corporation in exchange for 48,688,996 common shares and the assumption of a convertible debenture and accrued interest in the amount of $120,682 by Carbon Recovery Corporation, subsequent the convertible debenture was eliminated by issuing 2,681,837 of the Company's common stock.. The holders of Global Resource Corporation's capital stock before the Agreement retained 72,241 shares of common stock. Prior to the Agreement, Carbon Recovery Corporation had warrants outstanding. Pursuant to the Agreement, those outstanding warrants were exchanged for outstanding warrants of Global Resource Corporation. Specifically, Global Resource Corporation issued 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. All of the warrants originally schedule to expire on September 21, 2007, but subsequent to June 30 balance sheet date the Board of directors of the Company has extended the expiration date to December 31, 2007 fore class B and Class D warrants and March 31, 2008 for Class E warrants (see "Subsequent Events" Note 13 below).

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

     CASH AND CASH EQUIVALENTS
     -------------------------

     The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

     At June 30, 2007, the Company maintained cash and cash equivalent balances at two financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2007 the Company's uninsured cash balances total $523,919.

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

     Effective December 31, 2006 the Company completed a merger with Mobilestream Corp. and due to the transfer of assets between entities under common control, the total cost of the acquisition of Mobilesstream has been allocated to the assets acquired and the liabilities assumed based on their fair values in accordance with SFAS 141, BUSINESS COMBINATIONS. All account amounts and shares amounts have been updated and presented to reflect the change.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

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


           EARNINGS (LOSS) PER SHARE OF COMMON STOCK
           -----------------------------------------

          The following is a reconciliation of the computation for basic and diluted earnings per share:

                                                    Six Months Ended June
                                                             30,
                                             ---------------------------------
                                                 2007              2006
                                             ---------------    --------------

          Net loss                             ($1,501,856)      ($2,091,141)
                                             ---------------    --------------

          Weighted-average common shares
          Outstanding (Basic)                    25,374,174        49,378,514

                                             ---------------    --------------

          Weighted-average common shares
          Outstanding (Diluted)                  25,374,174        49,378,514
                                             ===============    ==============

     Weighted-average common stock Equivalents for preferred stock convertible to 1 for 2 of common are 70,472,376 and warrants common stock equivalents are 33,909,407, these are not part of the weighted-average outstanding common stock calculation because inclusion would have been anti-dilutive as of June 30, 2007 and June 30, 2006.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)
        -------------------------------------------------------

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


NOTE 3- FIXED ASSETS
        ------------

      Fixed assets as of June 30, 2007 were as follows:

                                                Estimated Useful
                                                 Lives (Years)      Amount
                                               -------------------------------
     Testing Equipment                               5 - 7          $ 432,714
     Vehicles                                           5             127,512
     Office & Computer Equip.                           5              16,643
     Leasehold improvements                             3               4,670
                                                                 -------------
                                                       Total        $ 581,539
                                                                 =============
     Less accumulated Depreciation & amortization                     137,743
                                                                 -------------
                          NET FIXED ASSETS                          $ 443,796
                                                                 =============


       There was $47,877 and $8,826 charged to operations for depreciation expense for the six months ended June 30, 2007 and 2006, respectively.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 4- LOAN PAYABLE - EQUIPMENT
        ------------------------

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


                                                                         2007
                                                                    -----------
                     Total Loans Payable                            $  111,894
                     Less current maturities                           (38,892)
                                                                    -----------
                         Long-Term payable                          $   73,002
                                                                    ===========

                     The amount of principal maturities of
                     the loans payable by years is as follows:
                                                            2007    $ 38,892
                                                            2008      43,152
                                                            2009      23,148
                                                            2010       6,703
                                                                   ---------
                                                                   $ 111,894
                                                                   =========


NOTE 5-  PROVISION FOR INCOME TAXES
         --------------------------

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 5-  PROVISION FOR INCOME TAXES (CONTINUED)

     At June 30, 2007 the deferred tax assets consist of the following:

                                          JUNE 30,
                                           2007
                                       -------------
     Deferred taxes due to net
     operating loss carryforwards      $ 2,530,190

     Less:  Valuation allowance         (2,530,190)
                                       -----------

     Net deferred tax asset            $        --
                                       ===========



     At June 30, 2007, the Company had deficits accumulated during the development stage in the approximate amount of $8,433,967 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 6-  OPERATING LEASES
         ----------------

     The Company leases office space under a lease agreement that commenced June 1, 2006, the monthly lease payments are $5,000 per month and the leases expires on May 31, 2009. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

     Minimum lease payments under the operating lease are as follows:

          For the Periods Ending            Amount
          June, 30
                     2007                 $ 30,000
                     2008                   60,000
                     2009                   21,700
                                       ------------
                                          $111,700
                                       ============

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 7-  GOING CONCERN
         -------------

     As shown in the accompanying financial statements, the Company incurred substantial net losses for the periods ended June 30, 2007 and 2006, and has no revenue stream to support itself. This raises doubt about the Company's ability to continue as a going concern.

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


NOTE 8-  STOCKHOLDERS' EQUITY
         --------------------

     COMMON STOCK
     ------------

     The following details the stock transactions for the Three months ended June 30, 2007:

     The Company issued 499,564 shares of stock for $157,711 cash.

     The Company re-purchased 94,961 shares of common stock for $66,473 in cash. (See "Related Party Transaction" Note 10 below Treasury stock purchase from Lois Pringle)

     PREFERRED STOCK
     ---------------

     There was no activity for the three months ended June 30, 2007:

     Currently there 35,236,188 shares of convertible preferred, these shares can be converted into common stock,1 preferred for 2 common stock shares.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 8-  STOCKHOLDERS' EQUITY (CONTINUED)
         --------------------------------


     WARRANTS
     --------

     The Company issued 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. All of the warrants, originally schedule to expire on September 21, 2007, but subsequent to June 30 balance sheet date the Board of directors of the Company has extended the expiration date to December 31, 2007 for class B and Class D warrants and March 31, 2008 for Class E warrants (see "Subsequent Events" Note 13 below).

     The Company issued 27,205,867 Common Stock Purchase warrants on the basis of 1 warrant for each 3 shares of either common stock or preferred stock (the 2006 Series), exercisable at $4.75 per share. These warrants expire on December 31, 2007.

     A summary of the status of the Company's outstanding stock warrants as of June 30, 2006 is as follows

                                                                Weighted Average
                                                                 Exercise Price
                                                               -----------------
                                             Shares
                                        ------------------     -----------------

     Outstanding at January 1, 2007                     -   $                 -

     Granted                                   33,909,407                  4.41

     Exercised                                          -                     -

     Forfeited                                          -                     -
                                        ------------------     -----------------

     Outstanding at June 30, 2007              33,909,407   $              4.41
                                        ------------------     -----------------
     Exercisable at June 30, 2007              33,909,407   $              4.41
                                        ------------------     -----------------

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 9-  COMMITMENTS AND CONTINGENCIES
         -----------------------------

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

     On March 12, 2007 the Company entered into an Exclusive Placement Agent Agreement with an investment banker pursuant to which the investment banker was to place up to $3,000,000 of debt securities (with related warrants) within a 45 day period following approval of offering documents. During the offering term, two subscriptions, for a total of $800,000, were received, of which amount $400,000 was paid-in. After payment of Escrow Agent fees and costs of $2,510 and transaction fees and costs of $62 200, which costs and fees have been contemporaneously expensed, the Company netted $335,299. On June 13, 2007, following expiration of the 45-day term, the Company notified the Escrow Agent and the investment banker (1) that the Exclusive Placement Agent Agreement would not be extended and (2) that the offering was withdrawn. Subsequently, (see "Subsequent Events" Note 12 below) the Company determined to rescind the two subscriptions and on August 1, 2007 returned the $400,000 together with 9% interest thereon from the date of the subscriptions.

     In June 2007 the Company entered into purchase agreement with Ingersoil Production Systems of Rockford Illinois to build one 10 ton microwave reactor system and one prototype reactor system. The total purchase commitment is $679,000, expected delivery date is approximately six months from June, 66% of payment due Oct, with balance due upon delivery of products.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 10- RELATED PARTY TRANSACTION
         -------------------------

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

     On May 17, 2006, the Company authorized the purchase of the Company stock from Lois Pringle, officer and wife of the Company's Chief Executive officer. The Company purchased 94,961 shares for $66,471 in cash.


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

NOTE 12- IVESTMENTS AND DEPOSITS ON INVESTMENTS
         --------------------------------------

     The Company entered into preliminary sales agreement to purchase the Equipment Service Parts Company (ESP), a $100,000 deposit was made to ESP in December 2006. In June 2007 the Company has decided not to pursue the acquisition of ESP and the deposit was deemed not refundable and was expensed in June 2007.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 13- SUBSEQUENT EVENTS
         -----------------

     Subsequent to the balance sheet date of June 30, the following transactions occurred:

     During July 2007, the Company had discussions with the two entities which subscribed for the $800,000 of debt securities and which had paid-in 50% of their subscriptions ($400,000) (see footnote 9 above), as a result of which discussions the Company determined to rescind the transactions. On August 1, 2007 the Company tendered the $400,000 paid-in together with interest of $9,640 calculated at the 9% rate on judgments in the State of Illinois from the date of subscription payment to the date of the tender. The interest has been accrued, in full, as of June 30. In connection with the rescission, the Company revoked its acceptance of the two partially-paid subscriptions.

     The Company set up a prepaid in the amount of $250,000 in June 2007 for a finder fee related to the $800,000 debt securities discuss above. In the connection with the rescission of these debt securities the Company has gotten agreement from parties to refund the $250,000 in August 2007.

     The Company issued 30,041 shares of common stock in exchange for services valued at 20,728.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operations
------------------
On September 22, 2006 the Company acquired the assets and development stage business of Carbon Recovery Corporation. Since, the Company has continued the plan of operations developed by Carbon Recovery Corporation and in effect at the time of that acquisition. Essentially, this involves finding commercial applications for the various uses and applications of the variable microwave technology to recover hydrocarbons either from waste products (E.G., waste tires and non-metallic components of junked and wrecked vehicles) or from sources such as oil shale, oil drilling cuttings, capped wells with appropriate geological characteristics, etc.

Waste Tires:

Carbon Recovery Corporation had commenced negotiations for a lease of a 3 to 4 acre site, with a 135,000 sq. ft. building, at a former USX site in Fairless Hills, Bucks County, Pennsylvania for the construction of a waste tire disposal plant. Those negotiations were initially continued by the Company but have now been tabled because the Company anticipates constructing a tire disposal facility in conjunction with the dredging sludge disposal discussed below.

Fluff:

As explained in a prior filing, "fluff" is essentially the non-metallic components (E.G., plastics) of junked and wrecked vehicles. As previously reported, Company has developed a unit for the decomposition of such materials for which it currently is seeking purchase orders. As a result of its search, the Company is in negotiations with two companies. The first transaction would be for an initial unit, potentially followed by several more. The second transaction, with a major disposal company, is likely to be structured as an "exclusive" (except for the first transaction already in progress). The second transaction would involve a fee for the exclusivity, as well as support for continuing R&D with respect to the types of materials encountered on a world-wide basis.

Dredging:

Dredging of harbors and waterways creates piles of muck and debris contaminated with various wastes, including especially hydrocarbons. The Company is developing the machinery and plant required for the application of its microwave technology to the handling of such dredging sludge, removing the moisture and extracting the hydrocarbons so as to permit the residue to be put in landfills or to be used for fill purposes. Under a plan currently under discussion, the Company would install such a plant in conjunction with the dredging operations of the Army Corps of Engineers to process the sludge as it is delivered onshore. The Company's proposal would also construct a waste tire facility adjoining the sludge treatment plant for the purpose of recovering sufficient hydrocarbons from the tires to provide the energy to operate the sludge treatment plant. The proposed plant is expected to dispose of approximately 6,000,000 tires per year.

Solid Waste:

The Company is designing a plant to apply its microwave technology to the processing of municipal solid waste. The Company expects to deliver a plant by February for use as a pilot project for military use. The plant is intended to remove the moisture and extract the hydrocarbons, reducing the weight by 50% to 60% and reducing the volume by 70% to 80%, so that the residue can be put in landfills.

Drilling Fluids/Drilling Mud

The drilling fluids used in the drilling process, which are primarily hydrocarbons, contaminate the soil being drilled. Testing in conjunction with major drilling companies has shown that the Company's microwave technology can be applied to the treatment of the drilling muds so as to recapture the drilling fluids.

Other Applications:

With respect to the other hydrocarbon applications of the technology, the Company will continue its R&D in each of the areas and seek out joint venture partners for field testing and ultimate licensing to users.

The Company recognizes that it faces substantial competition from companies with alternative technologies in the various areas where it seeks to exploit its own microwave technology and that the transfer of the microwave technology from the laboratory to the field will involve a variety of problems. The Company also recognizes that its microwave technology requires certain equipment and machinery components which are not commercially available and which must be built to the Company's order and which may, accordingly, require a substantial manufacturing or fabricating time.

Liquidity and Working Capital

As of June 30, 2007 the Company had $723,919 in cash on hand. This was considered adequate to covering anticipated working capital requirements for approximately eight (8) months. However, the Company recently rescinded a partial financing for which the offering period had elapsed, returning $400,000 to the investors, reducing the Company's cash. With its on-going R&D for specific applications, as well as the engineering development of the plants for current applications, the Company is required to continue to seek capital. This is expected to continue for the foreseeable future.


ITEM 3.  CONTROLS AND PROCEDURES.

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

The material weaknesses identified relate to:

         o As of June 30, 2007 there continued to be a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.

         o As of June 30, 2007 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

         o As of June 30, 2007 there was a continuing lack of segregation of duties, in that we only had one person performing all accounting-related duties.


The Company has taken the following corrective measures to address the material weaknesses identified above and to improve our internal controls over financial reporting:

         1. We recognized the need to gain sufficient expertise in the knowledge of "GAAP" and the financial reporting requirements of the SEC and, in the third quarter of 2006, we hired a third party accounting firm to assist management in the preparation of the financial statements. This third party accounting firm is assisting us in evaluating and implementing internal control standards, as well as beginning our Sarbanes-Oxley process. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness.

         2. We are currently in the process of revising, establishing and writing accounting policies and procedures needed to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements. This process is an on-going process which began in the first quarter 2007 and will continue though the third quarter this year. The Company's senior management will then evaluate and report on the status of the Company's revised internal controls at the end of fourth quarter 2007.

Notwithstanding the existence of material weaknesses in our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.


PART II - OTHER INFORMATION

ITEM 1              LEGAL PROCEEDINGS

On or about June 22, 2007 the Company became aware of certain developments in the pending litigation previously reported (Starr Consulting, Inc. et al v. Global Resources Corp. et al). After the Company became aware of the litigation, which had been filed while the Company was under prior ownership/control, the Company called on the former control person to resolve the matter. The Company and the former control person jointly appointed an agent to negotiate a settlement. The agent had a number of settlement discussions with certain of the Plaintiffs and understood that no default judgment would be entered during those discussions and that therefore it was not necessary to file a responsive pleading. However, without notice to the Company or the agent, the Plaintiffs entered a default on March 14, 2007. Meanwhile, unaware of that, the agent continued the settlement negotiations and provided a form of settlement agreement. Still, the Plaintiffs did not provide any notice of the entry of default and on June 20, 2007 the Court entered a Default Judgment. The Company (and its agent) have retained counsel and have filed a Motion to Set Aside the Default Judgment. That Motion is pending. If the Company's motion is granted, which is anticipated, the Company intends to vigorously defend the suit, including seeking dismissal for lack of jurisdiction.

ITEM 2              UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On July 18, 2007 the Company issued 37,500 shares of its Common Stock to a consultant in payment for consulting fees of $37,500. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

ITEM 5              OTHER INFORMATION

On March 12, 2007 the Company entered into an Exclusive Placement Agent Agreement with Westor Capital Group, Inc. pursuant to which Westor was to place up to $3,000,000 (subject to over-allotment) of debt securities (with related warrants) within a 45 day term following the approval of offering documents. During the 45 day offering term, two subscriptions were received, for a total of $800,000, of which amount $400,000 was paid-in. After payment of Escrow Agent fees and costs of $2,510 and transaction fees and costs of $62,200, the Company netted $335,299. On June 13, 2007, following expiration of the 45-day term, the Company notified the Escrow Agent and Westor that the Exclusive Private Placement Agent Agreement would not be extended and that the offering was withdrawn. An Investment Banking Agreement which was to have become effective following completion of the offering was considered by the Company to not have become effective and, in any event, was cancelled by Westor on July 9, 2007. Beginning in July, 2007 the Company had discussions with the two entities which subscribed for the $800,000 of debt securities and which had paid-in 50% of their subscriptions ($400,000). As a result of the discussions the Company determined to rescind the transactions. On August 1, 2007 the Company tendered the $400,000 paid-in together with interest of $9,640 calculated at the rate of 9%, being the interest rate on judgments in the State of Illinois from the date of subscription payment to the date of the tender. In connection with the rescission, the Company revoked its acceptance of the two partially-paid subscriptions and released the subscribers from the payment of the subscription balances. The Company and the two entities are negotiating a final resolution of the situation which is expected to be finalized within the next several days.



                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLOBAL RESOURCE CORPORATION


                                          By /s/ Frank G. Pringle, President/CEO

Date: August 13, 2007