Form 10QSB
period 2007-09-30
Global Resource CORP
filed 2007-11-08
CIK 1128949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2007
                                        ------------------

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number                      000-50944
                                  ----------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,726,363 shares of common stock, par value $0.001 were outstanding at October 30, 2007.

Transitional Small Business Disclosure Format (check one):
Yes [ ]      No [X]


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  GLOBAL RESOURCE CORPORATION
                                 (A Development Stage Company)
                                    Condensed Balance Sheet
                                       September 30, 2007
                                          (Unaudited)

                                             ASSETS                                            As of Sept. 30,
                                             ------                                                 2007
                                                                                                ------------
CURRENT ASSETS
   Cash                                                                                         $    255,514
   Other Receivable                                                                             $    250,000

                                                                                                ------------

          TOTAL CURRENT ASSETS                                                                       505,514
                                                                                                ------------

Fixed Assets, Net of depreciation                                                                    396,610
                                                                                                ------------

OTHER ASSETS
   Notes Recievable net - (reserved $650,000 for doutful collection)                                      --
   Investments & Deposits on Investments                                                              74,860
                                                                                                ------------
          TOTAL OTHER ASSETS                                                                          74,860

TOTAL ASSETS                                                                                    $    976,984
                                                                                                ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                     $    141,957
   Current portion - loan payable - equipment                                                         39,913
                                                                                                ------------

          TOTAL CURRENT LIABILITIES                                                                  181,870
                                                                                                ------------

LONG-TERM LIABILITIES

   Loan payable - equipment, net of current portion                                                   62,393
                                                                                                ------------

          Total  liabilities                                                                         244,263
                                                                                                ------------

STOCKHOLDERS' EQUITY

   Preferred Stock  - $.001 par value 50,000,000 shares authorized,                                   35,236
   35,236,188 issued and outstanding at Sept. 30, 2007; none authorized at Sept. 30, 2006
   Preferred Stock  - $.001 par value 1,000 shares authorized and issued as Sept. 30, 2007                 1
   Common stock, $.001 par value; 2,000,000,000 shares authorized,                                    26,790
      26,695,240 shares issued and outstanding at Sept. 30, 2007; and
   Subscription receivable                                                                          (215,693)
   Additional paid-in capital                                                                     13,813,692
   Deficit accumulated in the development stage                                                  (11,206,665)
                                                                                                ------------
                                                                                                   2,453,361

   Treasury Stock                                                                                    (66,473)
   Prepaid Sevices                                                                                (1,408,917)
   Deferred compensation                                                                            (245,250)
                                                                                                ------------

          Total stockholders' equity                                                                 732,721
                                                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $    976,984
                                                                                                ============

               The accompanying notes are an integral part of these finanical statements.


                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                                 Condensed Statement of Operations
                                             (With Cumulative Totals Since Inception)
                                                            (Unaudited)


                                                       Three Months Ended                NINE MONTHS ENDED
                                                       ------------------                -----------------         JULY 19, 2002
                                                                                                                    (INCEPTION)
                                                   Sept. 30         SEPT. 30         SEPT. 30          SEPT. 30          TO
                                                     2007             2006             2007             2006        SEPT. 30, 2007
                                                 ------------     ------------     ------------     ------------     ------------
REVENUES                                         $         --     $         --     $         --     $         --     $         --

COST OF SALES                                              --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------

GROSS PROFIT                                               --               --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES
    Consulting fees                                    46,700          144,342           74,939          218,359        1,379,316
    Professional fees                                 158,786           49,105          483,642          155,670        1,171,419
    Other general and administrative expenses       2,547,121          543,643        3,556,154        2,462,880        7,741,323
    Reserve for Note Receivable                                             --                               --           650,000
    Depreciation expense                               24,345           15,543           72,222           24,369          162,088
                                                 ------------     ------------     ------------     ------------     ------------

          TOTAL OPERATING EXPENSES                  2,776,952          752,633        4,186,957        2,861,278       11,104,146
                                                 ------------     ------------     ------------     ------------     ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                 (2,776,952)        (752,633)      (4,186,957)      (2,861,278)     (11,104,146)
                                                 ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
    Loss on deposit / real estate - net                                                (100,000)                         (172,712)
    Interest expense                                   (3,008)          (3,396)         (19,373)         (11,290)         (34,542)
    Interest income                                     7,262           20,575           31,776           45,973          104,846
                                                 ------------     ------------     ------------     ------------     ------------

          TOTAL OTHER INCOME (EXPENSE)                  4,254           17,179          (87,597)          34,683         (102,408)
                                                 ------------     ------------     ------------     ------------     ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         (2,772,698)        (735,454)      (4,274,554)      (2,826,595)     (11,206,554)
PROVISION FOR INCOME TAXES                                 --              111               --              111              111
                                                 ------------     ------------     ------------     ------------     ------------

NET LOSS APPLICABLE TO COMMON SHARES             $ (2,772,698)    $   (735,565)    $ (4,274,554)    $ (2,826,706)    $(11,206,665)
                                                 ============     ============     ============     ============     ============

BASIC AND DILUTED LOSS
     PER SHARE                                   $      (0.11)    $      (0.02)    $      (0.17)    $      (0.06)    $      (0.44)
                                                 ============     ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES                              26,145,531       47,487,917       25,634,118       46,827,957       25,634,118
                                                 ============     ============     ============     ============     ============

                        The accompanying notes are an integral part of these finanical statements.


                                            GLOBAL RESOURCE CORPORATION
                                           (A Development Stage Company)
                                    Condensed Statement of Stockholders' Equity
                                               AT SEPTEMBER 30, 2007


                                    PREFERRED STOCK             COMMON STOCK
                               --------------------------  --------------------------                 DISCOUNT
                                              PAR VALUE                   PAR VALUE    ADDITIONAL        ON
                                 PREFERRED      $.001         COMMON        $.001        PAID-IN       COMMON
                                  SHARES       $ AMOUNT       SHARES       $ AMOUNT      CAPITAL        STOCK
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE - JULY 19,
2002 (INCEPTION)                         --            --            --  $         --  $         --  $         --

Issuance of initial
 founders' shares,
 September 2002,
 net of subsequent
 cancellations                           --            --     2,555,000            --            --            --

Shares issued for
 services, September
 2002                                    --            --     1,000,000            --       472,000            --

Shares issued for
 cash, November 2002                     --            --        29,000            --        14,500            --

Shares issued for
 services, November
 and December 2002                       --            --        13,600            --         6,800            --

Net loss for the
 period July 19, 2002
 (Inception) through
 December 31, 2002,
 as originally stated                    --            --            --            --            --            --

Prior period
 adjustment, Note 11                     --            --            --            --            --            --
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT DECEMBER 31, 2002             --            --     3,597,600            --       493,300            --
                               ------------  ------------  ------------  ------------  ------------  ------------

Re-issuance of
 founders' shares
 - July 2003                             --            --     1,455,000            --            --            --

Shares issued for cash                   --            --       519,800            --       259,900            --

Issuance of subscription
 receivable from shareholders            --            --            --            --            --            --

Net loss for the
 year ended December
 31, 2003, as
 originally stated                       --            --            --            --            --            --

Prior period
 adjustment, Note 11                     --            --            --            --            --            --
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT
 DECEMBER 31, 2003                       --            --     5,572,400            --       753,200            --
                               ------------  ------------  ------------  ------------  ------------  ------------

Shares issued for cash                   --            --       917,645            --       553,105            --

Shares issued in
 exchange for
 real estate                             --            --       650,000            --       650,000            --

Shares issued
 for compensation                        --            --       545,000            --       545,000            --

Shares issued as
 charitable contribution                 --            --        50,000            --        50,000            --

Initial founders'
 shares cancelled                        --            --      (250,000)           --            --            --

Issuance of
 subscription receivable
 from shareholders                       --            --            --            --            --            --

Net loss for the
 year ended
 December 31, 2004                       --            --            --            --            --            --
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT DECEMBER 31, 2004             --            --     7,485,045            --     2,551,305            --
                               ------------  ------------  ------------  ------------  ------------  ------------


                                                        5a
continued on next page

continued from previous page


                                            GLOBAL RESOURCE CORPORATION
                                           (A Development Stage Company)
                                    Condensed Statement of Stockholders' Equity
                                              AT SEPTEMBER 30, 2007


                                DEFICIT
                               ACCUMULATED
                               DURING THE                    CONTRA
                               DEVELOPMENT     DEFERRED    PREPAID FOR   SUBSCRIPTION   TREASURY
                                  STAGE      COMPENSATION    SERVICES     RECEIVABLE      STOCK         TOTAL
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE - JULY 19,
2002 (INCEPTION)               $         --  $         --            --  $         --            --  $         --

Issuance of initial
 founders' shares,
 September 2002,
 net of subsequent
 cancellations                           --            --            --            --            --            --

Shares issued for
 services, September
 2002                                    --            --            --            --            --       472,000

Shares issued for
 cash, November 2002                     --            --            --            --            --        14,500

Shares issued for
 services, November
 and December 2002                       --            --            --            --            --         6,800

Net loss for the
 period July 19, 2002
 (Inception) through
 December 31, 2002,
 as originally stated            (2,008,508)           --            --            --            --    (2,008,508)
                               ------------  ------------  ------------  ------------  ------------  ------------
Prior period
 adjustment, Note 11              1,500,000            --            --            --            --     1,500,000
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT DECEMBER 31, 2002       (508,508)           --            --            --            --       (15,208)
                               ------------  ------------  ------------  ------------  ------------  ------------

Re-issuance of
 founders' shares
 - July 2003                             --            --            --            --            --            --

Shares issued for cash                   --            --            --            --            --       259,900

Issuance of subscription
 receivable from shareholders            --            --            --       (14,340)           --       (14,340)

Net loss for the
 year ended December
 31, 2003, as
 originally stated                 (931,159)           --            --            --            --      (931,159)

Prior period
 adjustment, Note 11                727,500            --            --            --            --       727,500
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT
 DECEMBER 31, 2003                 (712,167)           --            --       (14,340)           --        26,693
                               ------------  ------------  ------------  ------------  ------------  ------------

Shares issued for cash                   --            --            --            --            --       553,105

Shares issued in
 exchange for
 real estate                             --            --            --            --            --       650,000

Shares issued
 for compensation                        --      (545,000)           --            --            --            --

Shares issued as
 charitable contribution                 --            --            --            --            --        50,000

Initial founders'
 shares cancelled                        --            --            --            --            --            --

Issuance of
 subscription receivable
 from shareholders                       --            --            --       (74,240)           --       (74,240)

Net loss for the
 year ended
 December 31, 2004                 (672,219)           --            --            --            --      (672,219)
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT DECEMBER 31, 2004     (1,384,386)     (545,000)           --       (88,580)           --       533,339
                               ------------  ------------  ------------  ------------  ------------  ------------


                                                        5b


                                            GLOBAL RESOURCE CORPORATION
                                           (A Development Stage Company)
                                    Condensed Statement of Stockholders' Equity
                                               AT SEPTEMBER 30, 2007


                                    PREFERRED STOCK             COMMON STOCK
                               --------------------------  --------------------------                  DISCOUNT
                                              PAR VALUE                   PAR VALUE     ADDITIONAL        ON
                                 PREFERRED      $.001         COMMON        $.001         PAID-IN       COMMON
                                  SHARES       $ AMOUNT       SHARES       $ AMOUNT       CAPITAL        STOCK
                               ------------  ------------  ------------  ------------  ------------  ------------

Shares issued for cash                   --            --       745,655            --       914,507            --

Shares issued to
 acquire technology                      --            --    37,500,000            --    37,500,000   (37,500,000)

Remaining shares
 issued in exchange
 for real estate                         --            --        80,800            --        80,800            --

Shares issued for services               --            --        53,500            --        53,500            --

Accounts payable
 converted to equity                     --            --         1,087            --         1,087            --

Stock subscriptions
 received, net                           --            --            --            --            --            --

Amortization of
 deferred compensation                   --            --            --            --            --            --

Net loss for the
 year ended
 December 31, 2005                       --            --            --            --            --            --
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT
 DECEMBER 31, 2005                       --            --    45,866,087            --    41,101,199   (37,500,000)
                               ------------  ------------  ------------  ------------  ------------  ------------

Shares issued for cash                   --            --     2,786,286            --     2,810,877            --

Stock subscriptions
 received, net                           --            --            --            --            --            --

Amortization of
 deferred compensation                   --            --            --            --            --            --

Shares issued
 for services                            --            --        14,123            --        14,746            --

Shares issued for
 investment in land                      --            --        22,500            --        45,000            --

Effect of reverse merger                 --            --        72,241        48,761   (37,669,444)   37,500,000

Shares issued for
 conversion of debt                      --            --     2,681,837         2,682       118,000            --

Shares issued
 for consulting                          --            --        25,000            25        49,975            --

Shares issued for
 merger with
 Mobilestream Inc                        --            --    11,145,255        11,145     2,842,136            --

Cancellation of
 shares for merger
 with Mobilestream Inc                   --            --   (37,500,000)      (37,500)       37,500            --

Preferred convertible
 stock issued for merger
 with Mobilestream 2 for
 1 convertible into common       35,236,188   $    35,236            --            --       468,138            --

Net loss for the
 year ended December
 31, 2006                                --            --            --            --            --            --
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT
 DECEMBER 31, 2006               35,236,188  $     35,236    25,113,329  $     25,113  $  9,818,127  $         --
                               ============  ============  ============  ============  ============  ============


                                                        6a
continued on next page

continued from previous page
                                            GLOBAL RESOURCE CORPORATION
                                           (A Development Stage Company)
                                    Condensed Statement of Stockholders' Equity
                                               AT SEPTEMBER 30, 2007


                                  DEFICIT
                                ACCUMULATED
                                 DURING THE                   CONTRA
                                 DEVELOPMENT    DEFERRED    PREPAID FOR   SUBSCRIPTION   TREASURY
                                    STAGE     COMPENSATION    SERVICES     RECEIVABLE      STOCK         TOTAL
                                ------------  ------------  ------------  ------------  ------------  ------------

Shares issued for cash                    --            --            --            --            --       914,507

Shares issued to
 acquire technology                       --            --            --            --            --            --

Remaining shares
 issued in exchange
 for real estate                          --            --            --            --            --        80,800

Shares issued for services                --            --            --            --            --        53,500

Accounts payable
 converted to equity                      --            --            --            --            --         1,087

Stock subscriptions
 received, net                            --            --            --        10,398            --        10,398

Amortization of
 deferred compensation                    --       109,000            --            --            --       109,000

Net loss for the
 year ended
 December 31, 2005                (1,291,169)           --            --            --            --    (1,291,169)
                                ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT
 DECEMBER 31, 2005                (2,675,555)     (436,000)           --       (78,182)           --       411,462
                                ------------  ------------  ------------  ------------  ------------  ------------

Shares issued for cash                    --            --            --            --            --     2,810,877

Stock subscriptions
 received, net                            --            --            --      (582,511)           --      (582,511)

Amortization of
 deferred compensation                    --       109,000            --            --            --       109,000

Shares issued
 for services                             --            --            --            --            --        14,746

Shares issued for
 investment in land                       --            --            --            --            --        45,000

Effect of reverse merger                  --            --            --            --            --      (120,683)

Shares issued for
 conversion of debt                       --            --            --            --            --       120,682

Shares issued
 for consulting                           --            --            --            --            --        50,000

Shares issued for
 merger with
 Mobilestream Inc                    (10,498)           --            --            --            --     2,842,783

Cancellation of
 shares for merger
 with Mobilestream Inc                    --            --            --            --            --            --

Preferred convertible
 stock issued for merger
 with Mobilestream 2 for
 1 convertible into common                --            --            --            --            --       503,374

Net loss for the
 year ended December
 31, 2006                         (4,246,058)           --            --            --            --    (4,246,058)
                                ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT
 DECEMBER 31, 2006              $ (6,932,111) $   (327,000) $         --  $   (660,693) $         --  $  1,958,672
                                ============  ============  ============  ============  ============  ============


                                                        6b



                                            GLOBAL RESOURCE CORPORATION
                                           (A Development Stage Company)
                                    Condensed Statement of Stockholders' Equity
                                               AT SEPTEMBER 30, 2007


                                    PREFERRED STOCK             COMMON STOCK
                               --------------------------  --------------------------                  DISCOUNT
                                              PAR VALUE                   PAR VALUE     ADDITIONAL        ON
                                 PREFERRED      $.001         COMMON        $.001         PAID-IN       COMMON
                                  SHARES       $ AMOUNT       SHARES       $ AMOUNT       CAPITAL        STOCK
                               ------------  ------------  ------------  ------------  ------------  ------------

Shares issued
 for cash                                --            --        17,500            17         5,233            --

Shares issued for
 Stock to be
 issued (liability)                      --            --       186,822           187       201,156            --

Amortization of
 deferred compensation                   --            --            --            --        27,250            --

Shares issued for services               --            --        36,000            36        25,964            --

Net loss for the
 period ended March
 31, 2007                                --            --            --            --            --            --
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT MARCH 31, 2007        35,236,188  $     35,236    25,353,651  $     25,353  $ 10,050,480  $         --
                               ============  ============  ============  ============  ============  ============

Shares issued for cash                   --            --       499,564           500       157,711            --

Shares issued for
 Stock to be issued
 (liability)                             --            --            --            --            --            --

Treasury Stock                           --            --       (94,961)           --            --            --

Amortization of
 deferred compensation                   --            --            --            --            --            --

Shares issued
 for services                            --            --            --            --            --            --

Net loss for
 the period ended
 June 30, 2007                           --            --            --            --            --           --
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT JUNE 30, 2007         35,236,188  $     35,236    25,758,254  $     25,853  $ 10,208,191  $         --
                               ============  ============  ============  ============  ============  ============

Shares issued for cash                   --            --            --            --            --            --

Shares issued for
 Stock to be
 issued (liability)                      --            --            --            --            --            --

Treasury Stock                           --            --            --            --            --            --

Amortization of
 deferred compensation                   --            --            --            --            --            --

Preferred Shares
 issued for settlement
 of legal issues                      1,000             1            --            --       399,999            --

Shares issued for
 services & Prepaid
 contra account                          --            --       936,986           937     3,205,502            --

Net loss for the
 period ended June
 30, 2007                                --            --            --            --            --            --
                               ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT
 SEPTEMBER 30, 2007              35,237,188  $     35,237    26,695,240  $     26,790  $ 13,813,692  $         --
                               ============  ============  ============  ============  ============  ============


                                                        7a
continued on next page

continued from previous page

                                            GLOBAL RESOURCE CORPORATION
                                           (A Development Stage Company)
                                    Condensed Statement of Stockholders' Equity
                                               AT SEPTEMBER 30, 2007


                                  DEFICIT
                                ACCUMULATED
                                 DURING THE                   CONTRA
                                 DEVELOPMENT    DEFERRED    PREPAID FOR   SUBSCRIPTION   TREASURY
                                    STAGE     COMPENSATION    SERVICES     RECEIVABLE      STOCK         TOTAL
                                ------------  ------------  ------------  ------------  ------------  ------------

Shares issued
 for cash                                 --            --            --            --            --         5,250

Shares issued for
 Stock to be
 issued (liability)                       --            --            --            --            --       201,343

Amortization of
 deferred compensation                    --        27,250            --            --            --            --

Shares issued for services                --            --            --            --            --        26,000

Net loss for the
 period ended March
 31, 2007                           (741,864)           --            --            --            --      (741,864)
                                ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT MARCH 31, 2007       $ (7,673,975) $   (299,750) $         --  $   (660,693) $         --  $  1,476,651
                                ============  ============  ============  ============  ============  ============

Shares issued for cash                    --            --            --            --            --       158,211

Shares issued for
 Stock to be issued
 (liability)                              --            --            --        15,000            --        15,000

Treasury Stock                            --            --            --            --       (66,473)      (66,473)

Amortization of
 deferred compensation                    --        27,250            --            --            --        27,250

Shares issued
 for services                             --            --            --            --            --            --

Net loss for
 the period ended
 June 30, 2007                      (759,992)           --            --            --            --      (759,992)
                                ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT JUNE 30, 2007        $ (8,433,967) $   (272,500) $         --  $   (645,693) $    (66,473) $    850,647
                                ============  ============  ============  ============  ============  ============

Shares issued for cash                    --            --            --            --            --            --

Shares issued for
 Stock to be
 issued (liability)                       --            --            --       430,000            --       430,000

Treasury Stock                            --            --            --            --            --            --

Amortization of
 deferred compensation                    --        27,250            --            --            --        27,250

Preferred Shares
 issued for settlement
 of legal issues                          --            --            --            --            --       400,000

Shares issued for
 services & Prepaid
 contra account                           --            --    (1,408,917)           --            --     1,797,522

Net loss for the
 period ended June
 30, 2007                         (2,772,698)           --            --            --            --    (2,772,698)
                                ------------  ------------  ------------  ------------  ------------  ------------

BALANCE AT
 SEPTEMBER 30, 2007             $(11,206,665) $   (245,250) $ (1,408,917) $   (215,693) $    (66,473) $    732,721
                                ============  ============  ============  ============  ============  ============


                                                        7b

                     The accompanying notes are an integral part of these financial statements.

                                               GLOBAL RESOURCE CORPORATION
                                              (A Development Stage Company)
                                            Condensed Statement of Cash Flows
                                        (With Cumulative Totals Since Inception)
                                                       (Unaudited)

                                                                                        NINE MONTHS ENDED       JULY 19, 2002
                                                                                        -----------------         (INCEPTION)
                                                                                  SEPTEMBER 30,   SEPTEMBER 30,       TO
                                                                                      2007           2006      SEPTEMBER 30, 2007
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $ (4,274,554)   $ (2,826,706)   $(11,206,665)
                                                                                  ------------    ------------    ------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
   Depreciation                                                                         72,222          24,369         161,401
   Preferred stock issued for settlement                                               400,000              --         400,000
   Common stock issued for services                                                  1,823,522              --       2,355,821
   Amortization of deferred compensation                                                81,750          81,750         300,000
   Allowance reserve for note payable                                                       --              --         650,000
   Loss on sale of fixed asset                                                           2,141              --          (2,141)
   Loss on real estate                                                                      --              --          87,036
   Common stock issued as charitable contribution                                           --              --          50,000

CHANGES IN ASSETS AND LIABILITIES
   (Increase) in prepaid expenses                                                     (250,000)        (18,500)       (316,333)
   (Increase) decrease in deposits                                                      70,140          16,911          70,140
   (Increase) in notes receivable                                                           --              --        (650,000)
   (Decrease) in accounts receivable                                                        --              --              --
   (Decrease) in accounts payable                                                       27,911        (138,584)       (129,976)
                                                                                  ------------    ------------    ------------
          TOTAL ADJUSTMENTS                                                          2,227,686         (34,054)      2,975,947
                                                                                  ------------    ------------    ------------

          NET CASH USED IN OPERATING ACTIVITIES                                     (2,046,868)     (2,860,760)     (8,230,718)
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                             (9,033)       (471,676)       (587,152)
   Proceeds from sale of Fixed assets net of loss of gain                               27,000              --          27,000
   Proceeds from sale of real estate                                                        --              --         617,864
   Investment                                                                               --        (685,000)       (145,000)
   Investment in real estate, net                                                           --              --         (80,800)
                                                                                  ------------    ------------    ------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           17,967      (1,156,676)       (168,088)
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                                                   163,461          51,468       3,888,345
   Issuance of equity securities and paid-in capital for merger and other              201,342       3,913,375       5,979,074
   Liability for stock to be issued                                                   (201,342)           (975)           (975)
   (Increase) decrease in stock subscription receivable                                445,000         896,848      (1,247,957)
   Proceeds from officer's loan                                                             --              --          38,550
   Repayment of officer's loan                                                              --         (17,050)        (38,550)
   Purchase of Treasury Stock                                                          (66,473)        (25,000)        (66,473)
   Proceeds from loan payable - equipment                                                               73,817         100,133
   Repayment of loan payable - vehicle                                                                 (19,510)        (31,937)
   Proceeds from loan payable - equipment                                                               75,000          75,000
   Repayment of loan payable - equipment                                               (27,575)        (10,285)        (40,890)
                                                                                  ------------    ------------    ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                    514,413       4,937,688       8,654,320
                                                                                  ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (1,514,488)        920,252         255,514

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                                                              1,770,002       1,074,272              --
                                                                                  ------------    ------------    ------------

CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                                                 $    255,514    $  1,994,524    $    255,514
                                                                                  ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
    NON-CASH ACTIVITIES:

    Common stock issued for services                                              $    400,000              --    $    400,000
                                                                                  ============    ============    ============

    Common stock issued for services net of prepaid contra equity account         $  1,823,522              --    $  2,355,821
                                                                                  ============    ============    ============

    Common stock issued for land investment                                                 --              --    $    125,800
                                                                                  ============    ============    ============

    Common stock issued as charitable contribution                                          --              --    $     50,000
                                                                                  ============    ============    ============


                         The accompanying notes are an integral part of these finanical statements.

                                                           8

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
         -------------------------------------------------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that maybe expected for the year ended December 31, 2007.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 1- BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
        -------------------------------------------------------------
       (CONTINUED)
       -----------

      The Company is currently offering three models: one which disposes of five tons per hour, one which disposes of ten tons per hour, and one which disposes of twenty tons per hour. The Company is soliciting orders and has issued various proposals.

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

      To date, the Company has allocated a substantial portion of their time and investment in bringing their product to the market and the raising of capital. The Company has not commenced any commercial operations as of September 30, 2007.

      On December 31, 2006, Global Resource Corporation acquired all the assets and assumed all of the liabilities of Mobilestream Oil, Inc. in exchange for; a) 11,145,255 shares of the Company's Common Stock; b) the issuance by the Company for the benefit of the holders of the 2006 series of convertible preferred stock of Mobilestream of 35,236,188 shares of the Company's own "2006 Series" in the process of designation (see "Subsequent Events" note 13 below for changes); c) the issuance of 27,205,867 common stock purchase warrants on the basis of 1 warrant for each 3 shares of either common stock or preferred stock (the 2006 Series), exercisable at $4.75 per share for a period ending on December 31, 2007. The prior ownership of Mobilestream owned 37,500,000 shares of the Company's stock which were cancelled. The total cost of the acquisition of Mobilestream has been allocated to the assets acquired and the liabilities assumed based on their fair values in accordance with SFAS 141, BUSINESS COMBINATIONS. The net asset and liabilities of Mobilestream equal approximately $2.4 million. The assets consisted of cash approximately $1,678,000, and fixed assets of $149,000 offset by liabilities of approximately $91,000.

      On September 22, 2006, the Carbon Recovery Corporation entered into a Plan and Agreement of Reorganization ("Agreement") with Global Resource Corporation. Pursuant to the Agreement, Global Resource Corporation acquired all of the assets and assumed all of the liabilities and related development stage business of Carbon Recovery Corporation in exchange for 48,688,996 common shares and the assumption of a convertible debenture and accrued interest in the amount of $120,682 by Carbon Recovery Corporation, subsequent the convertible debenture was eliminated by issuing 2,681,837 of the Company's common stock.. The holders of Global Resource Corporation's capital stock before the Agreement retained 72,241 shares of common stock. Prior to the Agreement, Carbon Recovery Corporation had warrants outstanding. Pursuant to the Agreement, those outstanding warrants were exchanged for outstanding warrants of Global Resource Corporation. Specifically, Global Resource Corporation issued 3,908,340

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 1- BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
        -------------------------------------------------------------
       (CONTINUED)
       -----------

      Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. All of the warrants originally schedule to expire on September 21, 2007, but the Board of directors of the Company has extended the expiration date to December 31, 2007 fore class B and Class D warrants and March 31, 2008 for Class E warrants (see "Subsequent Events" Note 13 below).

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

      At September 30, 2007, the Company maintained cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2007 the Company's uninsured cash balances total $55,514.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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

      EARNINGS (LOSS) PER SHARE OF COMMON STOCK
      -----------------------------------------

      Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
      (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

      EARNINGS (LOSS) PER SHARE OF COMMON STOCK
      -----------------------------------------

      The following is a reconciliation of the computation for basic and diluted earnings per share:

                                      Nine Months Ended September 30,
                                      -------------------------------
                                           2007            2006
                                       ------------    ------------

      Net loss                         ($ 4,274,554)   ($ 2,826,706)
                                       ------------    ------------

      Weighted-average common shares
      Outstanding (Basic)                25,634,118      46,827,957
                                       ------------    ------------

      Weighted-average common shares
      Outstanding (Diluted)              25,634,118      46,827,957
                                       ============    ============

      Weighted-average common stock Equivalents for preferred stock convertible to 1 for 2 of common are 17,618,094 and warrants common stock equivalents are 10,409,407, these are not part of the weighted-average outstanding common stock calculation because inclusion would have been anti-dilutive as of September 30, 2007 and September 30, 2006.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 3- FIXED ASSETS
        ------------

      Fixed assets as of September 30, 2007 were as follows:

                                                       Estimated
                                                      Useful Live
                                                        (Years)      Amount
                                                     ------------- ----------
      Testing Equipment                                 5 - 7      $ 439,014
      Vehicles                                            5           83,799
      Office & Computer Equip.                            5           16,643
      Leasehold improvements                              3            4,670
                                                                   ----------
                                                        Total      $ 544,126
                                                                   ==========
      Less accumulated Depreciation & amortization                   147,516
                                                                   ----------
                           NET FIXED ASSETS                        $ 396,610
                                                                   ==========

      There was $72,222 and $24,369 charged to operations for depreciation expense for the nine months ended September 30, 2007 and 2006, respectively.


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

                                                                        2007
                                                                   -------------
      Total Loans Payable                                          $    102,306
      Less current maturities                                           (39,913)
                                                                   -------------
          Long-Term payable                                        $     62,393
                                                                   =============

      The amount of principal maturities of the loans
      payable by years is as follows:
                                                           2007     $    39,913
                                                           2008          41,853
                                                           2009          19,032
                                                           2010           1,508
                                                                   -------------
                                                                   $    102,306
                                                                   =============

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

      At September 30, 2007 the deferred tax assets consist of the following:

                                                           SEPTEMBER 30,
                                                               2007
                                                            -----------
      Deferred taxes due to net
      operating loss carryforwards                          $ 3,362,000

      Less:  Valuation allowance                             (3,362,000)
                                                            -----------

      Net deferred tax asset                                $        --
                                                            ===========


      At September 30, 2007, the Company had deficits accumulated during the development stage in the approximate amount of $11,206,665 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6- OPERATING LEASES
        ----------------

      The Company leases office space under a lease agreement that commenced June 1, 2006, the monthly lease payments are $5,000 per month and the leases expires on May 31, 2009. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

      Minimum lease payments under the operating lease are as follows:

                      For the Periods Ending Sept., 30           Amount
                      --------------------------------           ------
                                   2007                        $ 15,000
                                   2008                          60,000
                                   2009                          21,700
                                                               ---------
                                                               $ 96,700
                                                               =========

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 7- GOING CONCERN
        -------------

      As shown in the accompanying financial statements, the Company incurred substantial net losses for the periods ended September 30, 2007 and 2006, and has no revenue stream to support itself. This raises doubt about the Company's ability to continue as a going concern.

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


NOTE 8- STOCKHOLDERS' EQUITY
        --------------------

      COMMON STOCK
      ------------

      The following details the stock transactions for the Three months ended September 30, 2007:

      The Company issued 936,986 shares of stock for services which have a gross value at $3,205,502 of which $1,408,917 will be amortized and expensed over one year period beginning in September of 2007. The three month services expenses are as follows:
            o Wages & Bonus for management, service valued at $1,568,000, (350,000 shares issued)
            o     Consulting services from various vendors valued at $229,521

      PREFERRED STOCK
      ---------------

      Currently there 35,236,188 shares of convertible preferred, these shares can be converted into common stock,1 preferred for 2 common stock shares. (see "Subsequent Event" Note 13 below on changes to convertible preferred).

      The Company issued 1,000 shares of new convertible preferred to complete a settlement agreement for services in dispute. These shares can be converted into common stock after 1 year, applicable to rule 144, by dividing the $400 stated capital by the average of the closing bid prices of such Common stock for the twenty (20) consecutive trading days prior to and including the day of conversion.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 8- STOCKHOLDERS' EQUITY (CONTINUED)
        --------------------------------

      WARRANTS

      The Company issued 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. All of the warrants, originally schedule to expire on September 21, 2007, but the Board of directors of the Company has extended the expiration date to December 31, 2007 for class B and Class D warrants and March 31, 2008 for Class E warrants (see "Subsequent Events" Note 13 below).

      The Company issued 27,205,867 Common Stock Purchase warrants on the basis of 1 warrant for each 3 shares of either common stock or preferred stock (the 2006 Series), exercisable at $4.75 per share. These warrants expire on December 31, 2007, but the Board of directors of the Company has extended the expiration date as follows: Carbon Recovery Corporation ("CRC") "B" and "D" warrants, exercisable at $2.75, extended to December 31, 2007. CRC "E" warrants, exercisable at $4.00, extended to March 31, 2008. Warrants for Mobilestream, exercisable at $4.75, extended to March 31, 2008.

      A summary of the status of the Company's outstanding stock warrants as of September 30, 2006 is as follows:


                                                           Weighted Average
                                               Shares       Exercise Price
                                             ----------      -----------
      Outstanding at January 1, 2007                 --      $        --

      Granted                                33,909,407             4.41

      Exercised                                      --               --

      Forfeited                                      --               --
                                             ----------      -----------
      Outstanding at September 30, 2007      33,909,407      $      4.41
                                             ----------      -----------
      Exercisable at September 30, 2007      33,909,407      $      4.41
                                             ----------      -----------

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

      On March 12, 2007 the Company entered into an Exclusive Placement Agent Agreement with an investment banker pursuant to which the investment banker was to place up to $3,000,000 of debt securities (with related warrants) within a 45 day period following approval of offering documents. During the offering term, two subscriptions, for a total of $800,000, were received, of which amount $400,000 was paid-in. After payment of Escrow Agent fees and costs of $2,510 and transaction fees and costs of $62 200, which costs and fees have been contemporaneously expensed, the Company netted $335,299. On June 13, 2007, following expiration of the 45-day term, the Company notified the Escrow Agent and the investment banker (1) that the Exclusive Placement Agent Agreement would not be extended and (2) that the offering was withdrawn. The Company determined to rescind the two subscriptions and on August 1, 2007 returned the $400,000 together with 9% interest of $9,640. The interest was expensed in June 2007. The Company concurrent with the rescind agreement settle all outstanding claims for $25,000, which was expensed in the third quarter 2007.

      The Company set up a prepaid in the amount of $250,000 in June 2007 for a finder fee related to the $3,000,000 debt securities funding discuss above. In the connection with the rescission of these debt securities the Company has gotten agreement from parties to refund the $250,000 in the fourth quarter 2007.

      In June 2007 the Company entered into purchase agreement with Ingersoil Production Systems of Rockford Illinois to build one 10 ton microwave reactor system and one prototype reactor system. The total purchase commitment is $679,000, expected delivery date is approximately six months from September. An initial payment of $66,333 will be paid in the fourth quarter of 2007, with balance due upon delivery of products in 2008.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 10- RELATED PARTY TRANSACTION
         -------------------------

      On December 29, 2006 the Company completed a merger with Mobilestream Oil, which had common control owners. The transfer of assets between entities was recorded at their cost basis for accounting purposes. A royalties receivable and payable in the amount of $70,832 was eliminated in the consolidation of two companies for first quarter 2006. Revenue for royalties and development expenses in amount of $116,667 was also eliminated in the consolidation of the two companies.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 13- SUBSEQUENT EVENTS
         -----------------

      Subsequent to the balance sheet date of September 30, the following transactions occurred:

      On October 16, 2007 the Company revived an Agreement which had previously expired for the sale of shares of it Common stock to a European fund pursuant to Regulation S. Under the revived Agreement and Addendum, Mercatus & Partners, Limited will purchase shares to a total purchase of $2,000,000 on or before November 30, 2007 with the expectation, however, that the transaction will be completed by November 15, 2007. During that time period, Mercatus & Partners, Limited will make installment purchases. The purchase price per share will be 50% of the calculated "value". The "value" of the shares purchased will initially be determined based upon the closing sale prices for the Company's Common Stock for ten (10) consecutive trading days ending on and including the date of the payment. A second valuation of the shares will be made on the anniversary dates of the purchases and adjusted, if necessary, for conditions at that time. The Company has deposited 2,665,666 shares of its Common Stock in escrow, with any unpurchased balance of such shares as of November 30th to be returned for cancellation.

      On October 22, 2007 the Board of directors has accepted an offer, from Frank G. Pringle, the Company's Chairman and CEO/President to amend the terms of the Company's 2006 Series of Convertible Preferred Stock, of which he is owner of all issued and outstanding shares. Each share of the Preferred Stock will be convertible into one-half share of Common Stock (subject to the same limitations). As a result, the 35,236,188 shares will now be convertible into only 17,618,094 shares of Common Stock rather than 70,472,376 shares.

      The Board of Directors has also accepted Mr. Pringle offered to cancel the 23,500,000 Common Stock Purchase Warrants received by him in the transaction when the Company acquired the assets of Mobilestream Oil, Inc. This action does not affect the remaining 3,705,867 warrants held by the Mobilestream Oil Liquidating Trust and to be issued to the other shareholders of Mobilestream Oil, Inc. upon their registration.

      In October the Company issued to the Chairman and CEO/President, 300,000 shares of common stock as part of the employee compensation plan. Valuation of stock at issuance and to be expensed in fourth quarter is $780,000.

      In October the Company entered into a one year service agreement with two Media Consultant firms for investment marketing services. The Companies were issued 350,000 and 75,000 shares of common stock respectively for services valued at $864,500 and $180,000 respectively. These expenses will be amortized over the 12 month period, the life of the service agreements.

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

Liquidity and Working Capital
-----------------------------
As of September 30, 2007 the Company had $255,514 in cash on hand. This was considered adequate to covering anticipated working capital requirements for approximately eight (2) months. During the quarter ending September 30, 2007, the Company rescinded a partial financing for which the offering period had elapsed, returning $400,000 to the investors, reducing the Company's cash. With its on-going R&D for specific applications, as well as the engineering development of the plants for current applications, the Company is required to continue to seek capital. This is expected to continue for the foreseeable future.

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

The Company has evaluated, with the participation of our CEO and CFO, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 21, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the CEO and CFO identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weaknesses identified relate to:

         o As of September 30, 2007 there continued to be a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.

         o As of September 30, 2007 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

         o As of September 30, 2007 there was a continuing lack of segregation of duties, in that we only had one person performing all accounting-related duties.

The Company has taken the following corrective measures to address the material weaknesses identified above and to improve our internal controls over financial reporting:
         1. We recognized the need to gain sufficient expertise in the knowledge of "GAAP" and the financial reporting requirements of the SEC and, in the third quarter of 2006, we hired a third party accounting firm to assist management in the preparation of the financial statements. This third party accounting firm is assisting us in evaluating and implementing internal control standards, as well as beginning our Sarbanes-Oxley process. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness.
         2. We are currently in the process of revising, establishing and writing accounting policies and procedures needed to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements. This process is an on-going process which began in the first quarter 2007 and will continue though the end of this year. The Company's senior management will then evaluate and report on the status of the Company's revised internal controls at the end of the year 2007.

Notwithstanding the existence of material weaknesses in our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.




PART II - OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

The pending litigation previously reported (Starr Consulting, Inc. et al v. Global Resources Corp. et al) is before the judge awaiting a decision on the Company's. Motion to Set Aside the Default Judgment. If the Company's motion is granted, which is anticipated, the Company intends to vigorously defend the suit, including seeking dismissal for lack of jurisdiction.

ITEM 2         UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On August 30, 2007 the Company issued 3,745 shares of its Common Stock to a consultant in payment for consulting fees of $2,996. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

Also on August 30, 2007 the Company issued 30041 shares of its Common Stock to am engineering services consultant in payment for consulting fees of $30,000. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On August 31, 2007 the Company issued 1,000 shares of its Common Stock to a mass spectrometer consultant in payment for certain advisory services valued at $1,000. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On October 2, 2007 the Company issued 350,000 shares of its Common Stock to a media consultant pursuant to a financial public relations consulting contract. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On October 10, 2007 the Company issued 47,579 shares to an investor exercising its cashless exercise warrants. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.


ITEM 5         OTHER INFORMATION

To complete the rescission of the Westor Capital Group, Inc.("Westor") on September, 2007 the Company entered into a Settlement Agreement with Westor whereby the two companies (1) exchanged releases and covenants not to sue, (2) canceled the outstanding agreements between the two companies except for certain non-circumvention provisions relating to certain specific introductions made by Westor, which provisions were amended, and (3) the Company paid Westor the remaining $25,000 owed for the original due diligence and legal costs incurred by Westor in connection with the rescinded offering.



                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBAL RESOURCE CORPORATION


                                        By /s/ Frank G. Pringle, President/CEO
                                           -------------------------------------
Date: November 8, 2007