Form 10KSB
period 2007-12-31
Global Resource CORP
filed 2008-03-27
CIK 1128949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2007
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number 000-50944

                           GLOBAL RESOURCE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Nevada                                 84-1565820
--------------------------------------------------------------------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation)                             Identification No.)

408 Bloomfield Drive, #3, West Berlin, NJ                 08091
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

Issuer's telephone number               (856) 767-5661
                                        --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                        Name of each exchange on which
                                           Registered

-----------------------------              -----------------------------

-----------------------------              -----------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. At the closing price of the stock as of March 7, 2008 of $2.15, the aggregate market value of voting stock held by non-affiliates is $35,296,378.

As of March 7, 2008, 34,454,514 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding, of which 2,665,666 shares currently held in escrow are being returned for cancellation, after which the number of shares outstanding will be reduced by the number of shares cancelled.

                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.     Description of Business........................................    4
Item 2.     Description of Property........................................   12
Item 3.     Legal Proceedings..............................................   12
Item 4.     Submission of Matters to a Vote of Security Holders............   12

PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Small
            Business Issuer Purchases of Equity Securities.................   13
Item 6.     Management's Discussion and Analysis or Plan of Operation......   15
Item 7.     Financial Statements...........................................   16
Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.......................................   41
Item 8A(T). Controls and Procedures........................................   42
Item 8B.    Other Information .............................................   43

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the
            Exchange Act...................................................   43
Item 10.    Executive Compensation.........................................   46
Item 11.    Security Ownership of Certain Beneficial Owners and Management.   48
Item 12.    Certain Relationships and Related Transactions, and Directors
            Independence...................................................   51
Item 13.    Exhibits.......................................................   52
Item 14.    Principal Accountant Fees and Services.........................   56

Signatures

Forward-Looking Statements

     When used in this Form 10-KSB, in our other filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."

     We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to: inability to commercialize our technology; operational efficiencies of the equipment embodying our technology (i.e., cost of energy input versus value of recovered energy); lack of demand or low demand for products and services embodying our technology; competitive products and pricing; changes in the regulation of either or both our industry or the industries using our technology; a failure to timely obtain necessary regulatory approvals; additional costs associated with compliance with the Securities and Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002, including any changes in the SEC's rules, and other corporate governance requirements; changing government regulations and laws applicable to our technology, the products embodying that technology, and the applications of the technology; as well as other factors and other risks set forth in Item 1 under " Risk Factors" and "Cautionary Factors That May Affect Future Results" as well as elsewhere in this report.

     Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

     Throughout this report, the terms "we" "us" our" and "our Company" refer only to Global Resource Corporation.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Current Business. Prior to its acquisition of the assets and development stage business of Carbon Recovery Corporation on September 22, 2006 (the "Acquisition Closing"), the Company had been a shell corporation since approximately December 15, 2005. A history of the Company prior to September 22, 2006 follows this discussion of our current business.

With the September 22, 2006 acquisition of (i) the assets and (ii) the development stage business from Carbon Recovery Corporation, the business of the Company became that of Carbon Recovery Corporation prior to the Acquisition Closing. That business was, and continues to be:

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

The referenced technology is the use of pre-determined, variable microwave frequencies for, among other things, the disposal of certain waste products with the gasification of component hydrocarbons and the recovery of such hydrocarbons as an energy source. That technology was the property of a company called Mobilestream Oil, Inc. which had given an exclusive license for it to Carbon Recovery Corporation. Subsequent to the closing of the acquisition of the assets of Carbon Recovery Corporation, on December 31, 2006, the Company acquired the assets of Mobilestream Oil, Inc. thereby reuniting the two parts of the licensing arrangement.

Carbon Recovery Corporation had initially been licensed to utilize the technology only for the disposal of waste motor vehicle tires and had therefore focused on that application of the technology. Carbon Recovery Corporation had developed a process to utilize the technology for the disposal of waste tires, by decomposing the tires into their components of carbon black, scrap steel, and hydrocarbon liquid and gas. Since the tires are manufactured with a combination of different grades of carbon black, the collected carbon black product is a composite of 4 to 6 different grades. The hydrocarbon liquid is not truly "oil". A tire is manufactured from hydrocarbons (60%), and rubber and steel (40% together). The hydrocarbons used to make a tire are "process oil". This "process oil" is a refined product, but with the Company's technology it is broken into a gas which is then partially liquefied. The precise composition of the resulting condensed liquid is not known but it has been tested and has a BTU content comparable to diesel fuel so the Company believes that it can be readily sold for fuel value. The process was, and remains, in a laboratory mode; however, a machine embodying the underlying technology is presently under construction for the Company with an estimated delivery at the end of the first quarter of 2008. There will have to be a transition from the "one batch at a time" operation, used in the laboratory to a "continuous feed" line in order to commercialize the process. During 2006 and into 2007, the continuous feed line was finalized and, in general, covered the following steps:

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

The Company believes that the design of the machinery and equipment for the decomposition of waste tires in that process fully protects the environment from the release of components during the decomposition process.

Carbon Recovery Corporation, under a second licensing arrangement, had obtained the rights to the other applications of the technology, described below. The second application of the technology which was explored was the disposal of what is called "fluff". "Fluff" is the non-metallic portions of scrap motor vehicles, primarily, the interiors and its disposal presents various problems to the waste industry.

In a decomposition process similar to that for the waste tires, the Company has designed machinery and equipment which will decompose "fluff. It appears that although scrap vehicles are specifically taken without the tires due to environmental rules, they are often removed but then placed ("hidden") in the trunk of the vehicle and crushed into it, thus "disposing" of the tires. The Company's machinery will, of course, permit any tires to be decomposed together with the other materials. The Company is currently offering three models: one which disposes of 5 tons per hour, one which disposes of 10 tons per hour, and one which disposes of 20 tons per hour. The Company is soliciting orders and has issued various proposals.

During 2007, in conjunction with Ingersoll Production Systems, the Company has designed a new machine which is capable of being modified to fit most of the various disposal/ decomposition applications. The machine is a closed unit under negative pressure to avoid leakage of gas and vapors. The material to be decomposed, chopped into an appropriate size, is fed through a double airlock onto a continuously moving belt. Above the belt are the microwave generators, each emitting the specific, resonating frequencies needed for the decomposition of the selected waste. The gases generated are withdrawn, as are the liquids, while the residue is discharged though another double airlock. While this process does not permit the extraction of clean carbon black, separate from the other residue, as with the process as designed for waste tires, it does cut back the operational steps by removing the need for washing and rinsing.

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

The Company is engaged in continuing R&D with respect to a wide variety of materials, determining the most effective microwave frequencies for each material, and running tests on the recovered energy (gas and liquid) as well as determining the residues for purposes of either reuse or disposal.

History of the Company. The Company was organized as a Colorado corporation on March 28, 2000 under the name "Email Mortgage Com, Incorporated ("Email Mortgage Com"). Its business focus was the marketing of first and second mortgages, principally through its website. The Company was not successful with that business and in 2002 it discontinued those operations, liquidated its loan inventory, and paid off its then existing liabilities. Also in 2002, Email Mortgage Com changed its state of domicile from Colorado to Nevada and changed its name to "Advanced Healthcare Technologies, Inc." ("Advanced Healthcare"). Under such name, the Company first owned and operated a subsidiary named "Advanced Hyperbaric Industries, Inc." ("Advanced Hyperbaric") which engaged in the manufacture and marketing of rigid extremity hyperbaric chambers and a sacral patch device, both of which utilized oxygen therapy for the treatment of open sores and wounds, including bedsores. On December 4, 2003, the Company acquired a 100% interest in "Nutratek LLC" ("Nutratek") which was engaged in the research and development of nutritional dietary supplements, functional food products and natural sweeteners, which products were manufactured by non-related third parties. On March 31, 2004, as a consequence of the Nutratek acquisition, the Company spun off and sold the intellectual property and oxygen therapy products and business of Advanced Hyperbaric in exchange for the assumption of Advanced Hyperbaric's liabilities. On June 30, 2004 the former President, Chief Executive Officer, Director and majority stockholder sold his interest in the Company to an unrelated third party. In connection with that sale and change in control, the Company's operating subsidiary, Nutratek was spun off to the selling majority stockholder and the purchaser determined to change the business of the Company to that of a business development company. On September 17, 2004 the Company filed a notice with the Securities and Exchange Commission ("SEC") electing to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended. The intent was to focus on acquiring interests in portfolio companies doing business in the energy sector. While operating as a BDC, and seeking energy-related portfolio companies, on January 11, 2005 the Company acquired a 50% interest in Well Renewal, LLC ("Well Renewal"), an entity which managed and operated approximately 30 oil wells in Oklahoma by utilizing a nitrogen and carbon dioxide gas injection unit to "pump up" and re-pressurize the wells to increase oil output.

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

RISK FACTORS

Global Resource Corporation, even after the acquisition of the assets and businesses of Carbon Recovery Corporation ("CRC") and of Mobilestream Oil, Inc. ("Mobilestream"), was a small, development stage company and it remains such. As such it is subject to all of the risks and uncertainties of any such business. Prior to the acquisition of its assets and business by the Company, CRC had expended much of its efforts and funds on research and development, both prior to and subsequent to, the filing of the original patent application. While the use of targeted microwave frequencies is not new technology, as such, the determination of the frequencies to be used and the implementation of that technology is. The processes are still in a laboratory mode and size. Whether the technology can be successfully commercialized, which means large scale machinery and equipment operating in a continuous process, is uncertain. The Company is currently (through Ingersol Production Systems) building one of the newer, multi-purpose machines and anticipates testing, debugging, etc. to commence by the second quarter.

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

The building of an actual line to implement the full waste tire process is estimated to cost $25,000,000. The Company does not have the financial means to construct such a facility. The Company is exploring financing alternatives, ranging from state government grants, industrial revenue bonds, institutional funding, other private financing and the possibility of a public offering. The Company is uncertain about its ability to secure the financing necessary.

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

The Company believes that so long as the cost for hydrocarbons increases, and as the demand for United States sources increases, there will be a market for its technology, subject to its being proven as cost efficient, meaning that the cost of the energy input is less than the value of the energy recovered. Meeting that requirement (of proof of cost efficiency) may take substantial financing which the Company is not presently in a position to commit. Thus, the potential revenues from the other applications of the technology is uncertain.

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

Prior to its acquisition of the CRC assets, the Company completed a 100-to-1 reverse split of its common stock, substantially reducing its issued and outstanding common stock. The shares which were issued for both the CRC and the Mobilestream acquisitions are restricted and being held in Liquidating Trusts, which means that until they are registered with the Securities and Exchange Commission they will not be distributable and marketable. Accordingly there could be a current demand for shares of the Company's common stock which could increase the market price but, upon subsequent effectiveness of a registration statement for the shares being held in trust, there could be a substantial number of shares offered for sale which could deflate the market price. A registration statement for the shares has been filed with the Securities and Exchange Commission and is currently in the review process.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business, our technology and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us. Please also see the Risk Factors discussed above.

o We became an operating company on September 22, 2006 by acquiring technology which, although successfully demonstrated in the laboratory, had not yet been implemented or commercialized. We are still in the process of commercializing it. We have had no revenues or earnings, and we have no material assets other than the technology and the four patents pending. All prior business operations, including the attempted business in 2005 as a BDC, have been terminated or abandoned; they operated at a loss.

o We acquired the technology from Carbon Recovery Corporation, the licensee, and from Mobilestream Oil, Inc., the licensor. At the time of the acquisitions, neither company had any sales or revenues. Both were development stage companies which did not yet have revenues or earnings and which had limited assets, concentrated in certain intellectual property, and mostly utilized in connection with R&D activities. Since our acquisition of the technology, we have not had any sales or revenues.

o Our success will be dependent upon our ability to commercialize the technology, of which there is no assurance. While the processes work in the laboratory environment, in what are essentially "batch" procedures, commercialization will require that the processes be scaled up, with large machinery and equipment, and that such machinery and equipment operate on a "continuous feed" basis. While much of the material processing and handling machinery and equipment is commercially available, the critical piece will be the microwave generators and their housing.

o We are in the process of building the first unit which will be used to demonstrate the technology in a continuous feed process and to prove the operational efficiency. There is no assurance that the unit will initially function as anticipated and it may require substantial redesign, remanufacture, and reassembly.

o The technology, while usable for the disposition of various waste materials, is primarily aimed at the recovery of hydrocarbons, i.e., energy. A major factor in the success of the technology, as applied, and the success of the Company, is the ability to recover energy which has a value greater than the cost of the energy being input into the process. That is uncertain until the initial machines are built and operated.

o The continued filing of reports with the Securities and Exchange Commission ("SEC") and the maintenance of trading is dependent upon our ability to meet the costs of that. Maintenance of public market status, where the filing of periodic reports with the SEC is required, is an expense, both financially and in terms of the time availability of Management. While we intend to continue such status, there is no assurance that the financial and time requirements will continue to be met.

REPORTS TO SECURITY HOLDERS

We file periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended. The public may read and copy any material that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC and so our reports are available on the site. The address of that site is http://www.sec.gov The Company maintains a website at www.globalresourcecorp.com where press releases and other information of interest to shareholders is posted, but the contents of the website and all hyperlinks therefrom are expressly excluded from this report.

ITEM 2.  DESCRIPTION OF PROPERTY.

Prior to September 22, 2006, the Company had had no assets since December, 2005. On September 22, 2006 the Company acquired the assets and development stage business of Carbon Recovery Corporation. The acquired assets consisted of cash, certain equipment and machinery, office furniture and equipment, a vehicle, and the license from MobileStream Oil, Inc. The material assets acquired were (1) the laboratory equipment and machinery and (2) the license. The laboratory equipment and machinery included two custom-designed, system-integrated microwave units capable of generating a spectrum of frequencies within the ranges covered by the patent application together with (a) integral computer systems to control the microwave processes, (b) heat exchangers, (c) vacuum pumps, (d) gas chromatography/mass spectrometers ("CS/MS") and (e) peripheral laboratory equipment. The license was an exclusive license for the technology embodied in the then pending patent application (technology developed by Frank Pringle and assigned to Mobilestream Oil, Inc.) as well as any future amendments, improvements and extensions, as well as an assignment of related trade secrets. The original license covered the use of the technology for the disposal of waste tires. The additions to the license, to date, covers the use of the technology for other hydrocarbon-related applications, including:

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

On December 31, 2006, the Company acquired the assets of Mobilestream Oil, Inc. The assets acquired consisted, essentially, of only (1) the 4 patents pending for the technology together with the Combined Technology License and (2) 37,5000,000 shares of the Company's own Common Stock, which shares have been since cancelled. (At the time of the execution of the Plan and Agreement of Reorganization for the acquisition there was only one U.S. Provisional Patent filed; just prior to the Mobilestream closing that was separated into 2 U.S. and 2 International applications.)

At this point, the Company controls the technology, having acquired the rights of the licensor and the licensee.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As previously disclosed in the Information Statement mailed to all shareholders, to which reference is hereby made, on November 21, 2007, Frank G. Pringle, who at that point, prior to the change in the voting provisions of his 2006 Convertible Preferred Stock (See Item 12, below), was the holder of a majority in interest of the voting stock of the Company, consented to the following actions:

     1. Amendment of our Articles of Incorporation to reduce the authorized number of shares of Common Stock which we may issue from 2,000,000,000 to 200,000,000 shares;

     2. Amendment of our Articles of Incorporation to increase the authorized number of preferred shares which we may issue from 50,000,000 to 100,000,000 preferred shares;

     3. Amendment of our Articles of Incorporation by filing an amendment to the Certificate of Designation for our 2006 Series of Convertible Preferred Stock reducing the number of shares of Common Stock into which each share of 2006 Convertible Preferred Stock may be converted, from 2 shares of Common Stock to 1/2 of 1 share of Common Stock;

     4. Amendment of our Articles of Incorporation to indemnify our directors and officers to the maximum extent permitted under the laws of the State of Nevada;

     5. Amendment of our Articles of Incorporation limiting the liability of our directors and officers to the Company, our stockholders and creditors to the maximum extent provided under the Private Corporations Law of the State of Nevada (the "Nevada PCL"); and

     6. Clarifying the language of a prior amendment to our Articles of Incorporation permitting the board of directors to declare reverse stock splits of our issued and outstanding shares without approval of the stockholders under section 78-2055 of the Nevada PCL.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our Common Stock currently trades on the electronic Pink Sheets under the symbol "GBRC". The chart below breaks down the high bid and the low bid prices for each of the last 8 quarters (as reported by OTCBB Trading & Market Services) which quotations reflect inter-dealer price, without retail mark-up, mark-down or commission, and may not reflect actual transactions. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of the stock.

         Quarter Ended                 High Bid            Low Bid
         -------------                 --------            -------
         March 31, 2006*                  .035               .013
         June 30, 2006*                   .032               .015
         September 30, 2006               3.00               1.75
         December 31, 2006                4.60               1.10
         March 31, 2007                   1.99               .061
         June 30, 2007                    2.60               .055
         September 30, 2007               5.40               1.44
         December 31, 2007                3.79               1.66

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

On March 7, 2008 the prices of the Company's Common Stock were $2.30 high, $2.15 low and $2.15 close. On March 7, 2008 the Company had 34,454,514 shares of its Common Stock issued and outstanding, of which 2,665,666 shares currently held in escrow are being returned for cancellation, after which the number of shares outstanding will be reduced by the number of shares cancelled.

HOLDERS

The approximate number of holders of record of our Common Stock is 254. There are approximately 470 shareholders with certificates in street name. In addition, however, there are approximately 534 beneficial owners who have 11,188,996 shares in the Carbon Recovery Corporation Liquidating Trust and 1,278 beneficial owners who have 11,145,225 shares in the Mobilestream Oil, Inc. Liquidating Trust. These shares will be distributed upon effectiveness of the Company's Registration Statement on Form S-1 for these shares now in the review process at the Securities and Exchange Commission.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On March 13, 2007 the Company's Board of Directors adopted The 2007 Employees Compensation and Stock Option Plan. The Plan was not approved by the shareholders. The number of shares subject to the Plan was 2,500,000. Those shares were issuable either as (a) shares of stock or (b) stock options. The Company filed a Registration Statement on Form S-8 on March 14, 2007, registering the 2,500,000 shares. As of December 31, 2007, all 2,500,000 shares had been issued as shares of stock; i.e., no options were granted.

On January 23, 2008 the Company's Board of Directors adopted The 2008 Employees Compensation Plan. The Plan was not approved by the shareholders. The number of shares subject to the Plan is 2,500,000. These shares will be issued as shares of stock. The Company filed a Registration Statement on Form S-8 on January 29, 2008, registering the 2,500,000 shares.

The only stock options issued by the Company are the 200,000 options issued to Jeffrey J. Andrews, the Company's CFO and a director, who received them as a replacement for the stock options previously held by him from Carbon Recovery Corporation. See Form 8-K filed September 27, 2006 covering the Company's acquisition of the assets of Carbon Recovery Corporation. As of December 31, 2007, 20% of the options (equal to 40,000 shares) had not yet vested and were therefore not exercisable. The options originally issued to Mr. Andrews by Carbon Recovery Corporation were not approved by the shareholders; the replacement options issued by the Company were not separately approved by the shareholders except indirectly by approval of the Plan and Agreement of Reorganization pursuant to which the Company acquired the assets of Carbon Recovery Corporation.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR 2007

All sales/issuances of unregistered securities have been previously reported on Forms 10-QSB and/or 8-K, except as follows, including one correction of a previously disclosed sale containing a typographical error:

(correction) On December 5, 2007 the Company issued 22,500 shares of its Common Stock to a military sales consultant in payment for consulting fees of $45,000. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended. Also on December 5, 2007 the Company issued 27,500 shares of its Common Stock to a second military sales consultant in payment for consulting fees of $55,000. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

(new) On December 21, 2007, pursuant to the terms of the mutually agreed rescission agreement with two funds which had invested in the terminated private placement, the Company issued 18,750 shares of its Common Stock and 31,250 shares of its Common Stock, respectively, to such funds. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

ITEM 6.  PLAN OF OPERATIONS.

Prior to September 22, 2006, the Company had tried various business plans, as described under "History of the Company" in Item 1, above. On September 22, 2006 the Company acquired the assets and development stage business of Carbon Recovery Corporation. The Company intends to continue the plan of operation developed by Carbon Recovery Corporation and in effect at the time of the Acquisition Closing. Essentially, this involves finding commercial applications for the use of the technology to recover hydrocarbons either from waste products (e.g., waste tires and non-metallic components of junked and wrecked vehicles) or from sources such as oil shale, oil drilling cuttings, capped wells with appropriate geological characteristics, etc. At December 31, 2007 the Company had no sales or revenues and was a development stage company.

The previously-reported negotiations for the site in Fairless Hills, Bucks County, Pennsylvania, where a waste tie disposal facility was to have been located, have been terminated. Alternative sites are under consideration; however, there are no current negotiations for any specific site.

During 2007 and continuing at preset, the Company has been and is heavily engaged in seeking licensees for its technology, primarily through the sale of machinery units customized for the specific applications of the potential licensee.

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

Liquidity and Working Capital

As of December 31, 2007 the Company had $780,425 in cash on hand. This is considered adequate to covering anticipated working capital requirements for approximately six (6) months. The Company is continuously engaged in reviewing, discussing, analyzing and negotiating various financing opportunities, both in the United States and in Europe.


ITEM 7.  FINANCIAL STATEMENTS.

Our financial statements, together with the report of the auditors, are as follows:

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants

                          406 Lippincott Drive, Ste. J
                             Marlton, NJ 08053-4168
                        (856) 346-2828 Fax (856) 396-0022

Board of Directors and Stockholders
Global Resource Corporation
408 Bloomfield Drive, #3
West Berlin, NJ 08091-2415

We have audited the accompanying consolidated balance sheet of Global Resource Corporation, a development stage enterprise, as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2007 and the period from July 19, 2002 (Date of Inception) through December 31, 2007. Global Resource Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Resource Corporation as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 and the period from July 19, 2002 (Date of Inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

March 20, 2008

           AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
                         CENTER FOR AUDIT QUALITY (CAQ)
               NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
             PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

The management of Global Resources Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only a monitored as a weakness.

Our independent registered public accounting firm, Bagell, Josephs, Levine & Company, LLC, has reviewed our management's assessment of our internal controls over the financial reporting and will issue their report in 2008 per SEC rules for non-accelerated filers.

                              GLOBAL RESOURCE CORPORATION
                             (A Development Stage Company)
                              Consolidated Balance Sheet
                                   December 31, 2007


                                        ASSETS
                                        ------

                                                                          Year Ended
                                                                       December 31, 2007
                                                                       -----------------
CURRENT ASSETS
   Cash                                                                  $    780,425
                                                                         ------------
          TOTAL CURRENT ASSETS                                                780,425
                                                                         ------------

Fixed Assets, Net of depreciation                                             373,135
                                                                         ------------

OTHER ASSETS
   Investments & Deposits on Investments                                       74,860
                                                                         ------------
          TOTAL OTHER ASSETS                                                   74,860

TOTAL ASSETS                                                             $  1,228,420
                                                                         ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $    119,588
   Current portion - loan payable - equipment                                  40,964
   Loan Payable -  to officer of company                                      150,000
                                                                         ------------
          TOTAL CURRENT LIABILITIES                                           310,552
                                                                         ------------

LONG-TERM LIABILITIES
   Loan payable - equipment, net of current portion                            51,629
                                                                         ------------
          Total  liabilities                                                  362,181
                                                                         ------------

STOCKHOLDERS' EQUITY
   Preferred Stock  A - $.001 par value 100,000,000 shares authorized,         35,236
     35,236,188 issued and outstanding at Dec. 31, 2007
   Preferred Stock  B - $.001 par value 1,000 shares authorized and
     issued as Dec. 31, 2007                                                        1
   Common stock, $.001 par value; 200,000,000 shares authorized,
     30,263,330 shares issued and outstanding at Dec. 31, 2007                 30,358
   Subscription receivable                                                   (185,693)
   Additional paid-in capital                                              20,497,849
   Deficit accumulated in the development stage                           (17,418,997)
                                                                         ------------
                                                                            2,958,754

   Treasury Stock                                                             (66,473)
   Prepaid Services                                                        (1,808,042)
   Deferred compensation                                                     (218,000)
                                                                         ------------
          Total stockholders' equity                                          866,239
                                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  1,228,420
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


                                     GLOBAL RESOURCE CORPORATION
                                    (A Development Stage Company)
                                Consolidated Statement of Operations
                              (With Cumulative Totals Since Inception)


                                                                                       JULY 19, 2002
                                                            TWELVE MONTHS ENDED         (INCEPTION)
                                                            -------------------              TO
                                                        DECEMBER 31      DECEMBER 31    DECEMBER 31,
                                                            2007            2006            2007
                                                        ------------    ------------    ------------
REVENUES                                                $          -    $          -    $          -

COST OF SALES                                                      -               -
                                                        ------------    ------------    ------------

GROSS PROFIT                                                       -               -               -
                                                        ------------    ------------    ------------

OPERATING EXPENSES
    Consulting fees                                          117,881         313,870       1,422,258
    Professional fees for Legal and Accounting               572,411         368,215       1,260,188
    Investment Banking Fees and investor relations         4,813,322       1,078,936       5,892,258
    Other general and administrative expenses              4,799,415       2,495,840       8,555,648
    Depreciation expense                                      93,864          58,154         183,730
                                                        ------------    ------------    ------------

          TOTAL OPERATING EXPENSES                        10,396,893       4,315,015      17,314,082
                                                        ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                       (10,396,893)     (4,315,015)    (17,314,082)
                                                        ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Loss on deposit / real estate - net                     (100,000)         14,324        (172,712)
    Interest expense                                         (23,322)        (13,428)        (38,491)
    Interest income                                           33,329          68,172         106,399
                                                        ------------    ------------    ------------

          TOTAL OTHER INCOME (EXPENSE)                       (89,993)         69,068        (104,804)
                                                        ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES               (10,486,886)     (4,245,947)    (17,418,886)
PROVISION FOR INCOME TAXES                                         -             111             111
                                                        ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                    $(10,486,886)   $ (4,246,058)   $(17,418,997)
                                                        ============    ============    ============

BASIC AND DILUTED LOSS
     PER SHARE                                          $      (0.40)   $      (0.09)   $      (0.66)
                                                        ============    ============    ============

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES                                     26,489,850      47,939,917      26,489,850
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


                                               GLOBAL RESOURCE CORPORATION
                                              (A Development Stage Company)
                                          Consolidated Statement of Cash Flows
                                        (With Cumulative Totals Since Inception)

                                                                                                           JULY 19, 2002
                                                                                TWELVE MONTHS ENDED         (INCEPTION)
                                                                                                                 TO
                                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                2007            2006            2007
                                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $(10,486,886)   $ (4,246,058)   $(17,418,997)
                                                                            ------------    ------------    ------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
   Depreciation                                                                   93,864          58,154         183,042
   Preferred stock issued for services                                           400,000               -         400,000
   Common stock issued for services                                            7,107,000          64,746       7,639,300
   Amortization of deferred compensation                                         109,000         109,000         327,250
   Allowance reserve for note payable                                                            650,000         650,000
   Loss on sale of fixed asset                                                    11,775               -          11,775
   Loss on real estate                                                                                 -          87,035
   Common stock issued as charitable contribution                                                                 50,000

CHANGES IN ASSETS AND LIABILITIES                                                                                      -
   (Increase) in prepaid expenses                                                      -               -
   (Increase) decrease in deposits                                                70,140          16,911          70,140
   (Increase) in notes receivable                                                               (650,000)       (650,000)
   (Decrease) in accounts receivable                                                                                   -
   (Decrease) in accounts payable                                                  5,542         (66,750)       (218,677)
                                                                            ------------    ------------    ------------
          TOTAL ADJUSTMENTS                                                    7,797,321         182,061       8,549,865
                                                                            ------------    ------------    ------------

          NET CASH USED IN OPERATING ACTIVITIES                               (2,689,565)     (4,063,997)     (8,869,132)
                                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                      (24,033)       (503,902)       (602,152)
   Proceeds from sale of Fixed assets                                             34,200                          34,200
   Proceeds from sale of real estate                                                   -                         617,864
   Investment                                                                          -        (135,000)       (145,000)
   Investment in real estate, net                                                      -               -         (80,800)
                                                                            ------------    ------------    ------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     10,167        (638,902)       (175,888)
                                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                                           1,168,461       2,810,877       4,893,845
   Issuance of equity securities and paid-in capital for merger and other        201,464       2,876,575       5,974,413
   Liability for stock to be issued                                             (201,343)        200,367            (975)
   (Increase) decrease in stock subscription receivable                          475,000        (582,511)     (1,217,957)
   Proceeds from officer's loan                                                  150,000                         188,550
   Repayment of officer's loan                                                                   (17,050)        (38,550)
   Purchase of Treasury Stock                                                    (66,473)                        (66,473)
   Proceeds from loan payable - equipment                                                         73,817         100,133
   Repayment of loan payable - vehicle                                                           (25,131)        (31,937)
   Proceeds from loan payable - equipment                                                         75,000          75,000
   Repayment of loan payable - equipment                                         (37,288)        (13,315)        (50,603)
                                                                            ------------    ------------    ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,689,821       5,398,629       9,825,445
                                                                            ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (989,577)        695,730         780,425

CASH AND CASH EQUIVALENTS
  - BEGINNING OF YEAR                                                          1,770,002       1,074,272               -
                                                                            ------------    ------------    ------------

CASH AND CASH EQUIVALENTS
  - END OF YEAR                                                             $    780,425    $  1,770,002    $    780,425
                                                                            ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
    NON-CASH ACTIVITIES:

    Common stock issued for services                                        $  6,333,542    $     64,746    $  6,865,842
                                                                            ============    ============    ============

    Common stock issued for services net of prepaid contra equity account   $    773,458                    $    773,458
                                                                            ============    ============    ============

    Common stock issued for land investment                                                 $     45,000    $    125,800
                                                                            ============    ============    ============

    Common stock issued as charitable contribution                                                          $     50,000
                                                                            ============    ============    ============

                       The accompanying notes are an integral part of these financial statements.


                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                           Consolidated Statement of Stockholders' Equity
                                                       At December 31, 2007


                                            PREFERRED STOCK                   COMMON STOCK                              DISCOUNT
                                      -----------------------------   -----------------------------    ADDITIONAL          ON
                                        PREFERRED   PAR VALUE $.001      COMMON     PAR VALUE $.001     PAID-IN          COMMON
                                         SHARES         $ AMOUNT         SHARES         $ AMOUNT        CAPITAL          STOCK
                                      ------------    ------------    ------------    ------------    ------------    ------------

BALANCE - JULY 19, 2002 (INCEPTION)                                              -    $          -    $          -    $          -

Issuance of initial founders'
shares, September 2002, net
of subsequent cancellations                                              2,555,000               -               -               -

Shares issued for services,
September 2002                                                           1,000,000               -         472,000               -

Shares issued for cash,
November 2002                                                               29,000               -          14,500               -

Shares issued for services,
November and December 2002                                                  13,600               -           6,800               -

Net loss for the period
July 19, 2002 (Inception)
through December 31, 2002,
as originally stated                                                             -               -               -               -

Prior period adjustment,
Note 11                                          -               -               -               -               -               -
                                      ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2002                     -               -       3,597,600               -         493,300               -
                                      ------------    ------------    ------------    ------------    ------------    ------------

Re-issuance of founders'
shares - July 2003                                                       1,455,000               -               -               -

Shares issued for cash                                                     519,800               -         259,900               -

Issuance of subscription
receivable from shareholders                                                     -               -               -               -

Net loss for the year ended
December 31, 2003, as
originally stated                                                                -               -               -               -

Prior period adjustment,
Note 11                                          -               -               -               -               -               -
                                      ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2003                     -               -       5,572,400               -         753,200               -
                                      ------------    ------------    ------------    ------------    ------------    ------------

Shares issued for cash                                                     917,645               -         553,105               -

Shares issued in exchange
for real estate                                                            650,000               -         650,000               -

Shares issued for compensation                                             545,000               -         545,000               -

Shares issued as charitable
contribution                                                                50,000               -          50,000               -

Initial founders' shares
cancelled                                                                 (250,000)              -               -               -

Issuance of subscription
receivable from shareholders                                                     -               -               -               -

Net loss for the year
ended December 31, 2004                          -               -               -               -               -               -
                                      ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2004                     -               -       7,485,045               -       2,551,305               -
                                      ------------    ------------    ------------    ------------    ------------    ------------

                                                                                                           (CONTINUED ON NEXT PAGE)


                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                           Consolidated Statement of Stockholders' Equity
                                                       At December 31, 2007

(CONTINUED FROM PREVIOUS PAGE)


                                          DEFICIT
                                        ACCUMULATED                       CONTRA
                                        DURING THE       DEFERRED       PREPAID FOR    SUBSCRIPTION     TREASURY
                                     DEVELOPMENT STAGE COMPENSATION      SERVICES       RECEIVABLE        STOCK            TOTAL
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE - JULY 19, 2002 (INCEPTION)    $          -    $          -                    $          -                    $          -

Issuance of initial founders'
shares, September 2002, net
of subsequent cancellations                       -               -                               -                               -

Shares issued for services,
September 2002                                    -               -                               -                         472,000

Shares issued for cash,
November 2002                                     -               -                               -                          14,500

Shares issued for services,
November and December 2002                        -               -                               -                           6,800

Net loss for the period
July 19, 2002 (Inception)
through December 31, 2002,
as originally stated                     (2,008,508)              -                               -                      (2,008,508)

Prior period adjustment,
Note 11                                   1,500,000               -                               -                       1,500,000
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2002               (508,508)              -               -               -                         (15,208)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Re-issuance of founders'
shares - July 2003                                -               -                               -                               -

Shares issued for cash                            -               -                               -                         259,900

Issuance of subscription
receivable from shareholders                      -               -                         (14,340)                        (14,340)

Net loss for the year ended
December 31, 2003, as
originally stated                          (931,159)              -                               -                        (931,159)

Prior period adjustment,
Note 11                                     727,500               -                                                         727,500
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2003               (712,167)              -               -         (14,340)                         26,693
                                       ------------    ------------    ------------    ------------    ------------    ------------

Shares issued for cash                            -               -                               -                         553,105

Shares issued in exchange
for real estate                                   -               -                               -                         650,000

Shares issued for compensation                    -        (545,000)                              -                               -

Shares issued as charitable
contribution                                      -               -                               -                          50,000

Initial founders' shares
cancelled                                         -               -                               -                               -

Issuance of subscription
receivable from shareholders                      -               -                         (74,240)                        (74,240)

Net loss for the year
ended December 31, 2004                    (672,219)              -                               -                        (672,219)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2004             (1,384,386)       (545,000)              -         (88,580)                        533,339
                                       ------------    ------------    ------------    ------------    ------------    ------------



                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                           Consolidated Statement of Stockholders' Equity
                                                       At December 31, 2007


                                            PREFERRED STOCK                   COMMON STOCK                              DISCOUNT
                                      -----------------------------   -----------------------------    ADDITIONAL          ON
                                        PREFERRED   PAR VALUE $.001      COMMON     PAR VALUE $.001     PAID-IN          COMMON
                                         SHARES         $ AMOUNT         SHARES         $ AMOUNT        CAPITAL          STOCK
                                      ------------    ------------    ------------    ------------    ------------    ------------

Shares issued for cash                                                     745,655               -         914,507               -

Shares issued to acquire
technology                                                              37,500,000               -      37,500,000     (37,500,000)

Remaining shares issued in
exchange for real estate                                                    80,800               -          80,800               -

Shares issued for services                                                  53,500               -          53,500               -

Accounts payable converted
to equity                                                                    1,087               -           1,087               -

Stock subscriptions received,
net                                                                              -               -               -               -

Amortization of deferred
compensation                                                                     -               -               -               -

Net loss for the year
ended December 31, 2005                          -               -               -               -               -               -
                                      ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2005                     -               -      45,866,087               -      41,101,199     (37,500,000)
                                      ------------    ------------    ------------    ------------    ------------    ------------

Shares issued for cash                                                   2,786,286               -       2,810,877               -

Stock subscriptions received,
net                                                                              -               -               -               -

Amortization of deferred
compensation                                                                     -               -               -               -

Shares issued for services                                                  14,123               -          14,746               -

Shares issued for investment
in land                                                                     22,500               -          45,000               -

Effect of reverse merger                                                    72,241          48,761     (37,669,444)     37,500,000

Shares issued for conversion
of debt                                                                  2,681,837           2,682         118,000               -

Shares issued for consulting                                                25,000              25          49,975               -

Shares issued for merger
with Mobilestream Inc                                                   11,145,255          11,145       2,842,136

Cancellation of shares for
merger with Mobilestream Inc                                           (37,500,000)        (37,500)         37,500

Preferred convertible stock
issued for merger with
Mobilestream 2 for 1 conversion
into common                             35,236,188    $     35,236                                         468,138

Net loss for the year
ended December 31, 2006                          -               -               -               -               -               -
                                      ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2006            35,236,188    $     35,236      25,113,329    $     25,113    $  9,818,127    $          -
                                      ============    ============    ============    ============    ============    ============

Shares issued for cash                                                   1,519,564           1,520       1,166,941

Shares issued for Stock
to be issued (liability)                                                   186,822             187         201,156

Stock subscriptions received,
net                                                                              -               -               -               -

Amortization of deferred
compensation

Shares issued for services                                               2,613,576           2,613       6,331,050

Shares issued for services
& Prepaid in Equity                                                        925,000             925       2,580,576

Treasury Stock                                                             (94,961)

Perferred Shares issued for
settlement of services                       1,000               1                                         399,999

Net loss for the period
ended December 31, 2007                          -               -               -               -               -               -
                                      ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2007            35,237,188    $     35,237      30,263,330    $     30,358    $ 20,497,849    $          -
                                      ============    ============    ============    ============    ============    ============

                                                                                                           (CONTINUED ON NEXT PAGE)


                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                           Consolidated Statement of Stockholders' Equity
                                                       At December 31, 2007

(CONTINUED FROM PREVIOUS PAGE)


                                          DEFICIT
                                        ACCUMULATED                       CONTRA
                                        DURING THE       DEFERRED       PREPAID FOR    SUBSCRIPTION     TREASURY
                                     DEVELOPMENT STAGE COMPENSATION      SERVICES       RECEIVABLE        STOCK            TOTAL
                                       ------------    ------------    ------------    ------------    ------------    ------------

Shares issued for cash                            -               -                               -                         914,507

Shares issued to acquire
technology                                        -               -                               -                               -

Remaining shares issued in
exchange for real estate                          -               -                               -                          80,800

Shares issued for services                        -               -                               -                          53,500

Accounts payable converted
to equity                                         -               -                               -                           1,087

Stock subscriptions received,
net                                               -               -                          10,398                          10,398

Amortization of deferred
compensation                                      -         109,000                               -                         109,000

Net loss for the year
ended December 31, 2005                  (1,291,169)              -                               -                      (1,291,169)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2005             (2,675,555)       (436,000)              -         (78,182)                        411,462
                                       ------------    ------------    ------------    ------------    ------------    ------------

Shares issued for cash                            -               -                               -                       2,810,877

Stock subscriptions received,
net                                               -               -                        (582,511)                       (582,511)

Amortization of deferred
compensation                                      -         109,000                               -                         109,000

Shares issued for services                        -               -                               -                          14,746

Shares issued for investment
in land                                           -               -                               -                          45,000

Effect of reverse merger                          -               -                               -                        (120,683)

Shares issued for conversion
of debt                                           -               -                               -                         120,682

Shares issued for consulting                      -               -                               -                          50,000

Shares issued for merger
with Mobilestream Inc                       (10,498)                                                                      2,842,783

Cancellation of shares for
merger with Mobilestream Inc                                                                                                      -

Preferred convertible stock
issued for merger with
Mobilestream 2 for 1 conversion
into common                                                                                                                 503,374

Net loss for the year
ended December 31, 2006                  (4,246,058)              -                               -               -      (4,246,058)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2006           $ (6,932,111)   $   (327,000)   $          -    $   (660,693)   $          -    $  1,958,672
                                       ============    ============    ============    ============    ============    ============

Shares issued for cash                                                                                                    1,168,461

Shares issued for Stock
to be issued (liability)                                                                                                    201,343

Stock subscriptions received,
net                                               -               -                         475,000                         475,000

Amortization of deferred
compensation                                                109,000                                                         109,000

Shares issued for services                                                                                                6,333,663

Shares issued for services
& Prepaid in Equity                                                      (1,808,042)                                        773,459

Treasury Stock                                                                                              (66,473)        (66,473)

Perferred Shares issued for
settlement of services                                                                                                      400,000

Net loss for the period
ended December 31, 2007                 (10,486,886)              -               -               -               -     (10,486,886)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2007           $(17,418,997)   $   (218,000)   $ (1,808,042)   $   (185,693)   $    (66,473)   $    866,239
                                       ============    ============    ============    ============    ============    ============


                                                                 25

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

     At the present time, the process is in a laboratory mode. There will have to be a transition from the "one batch at a time" operation, used in the laboratory to a "continuous feed" line in order to commercialize the process. A prototype one ton "continuous feed" line machine is scheduled for delivery in the first quarter 2008.

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

     The Company is currently offering three models: one which disposes of five tons per hour, one which disposes of ten tons per hour and one which disposes of fifteen tons per hour. The Company is soliciting orders and has issued various proposals.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


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

     To date, the Company has allocated a substantial portion of their time and investment in bring their product to the market and the raising of capital. The Company has not commenced any commercial operations as of December 31, 2007.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


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

     On December 11, 2007 the company adapted the following Amendments to the Articles of Incorporation: 1) Reduce the authorized number of shares of common stock which the Company may issue from 2,000,000,000 to 200,000,000 shares. 2) Increase the authorized number of preferred shares which the Company may issue from 50,000,000 to 100,000,000. 3)Reduce the number of 2006 Series of Convertible preferred stock which may be converted into common stock, from 2 shares of common stock to 1/2 of 1 share of common stock for each share of 2006 Convertible Preferred stock. 4) Indemnify the Company's directors and officers to the maximum extent permitted under the laws of the State of Nevada. 5) Limiting the liability of the Company's directors and officers to the Company, our stockholders and creditors to the maximum extent provided under the Private Corporations Law of the State of Nevada (the "Nevada PCL"). 6) Permit the board of directors to declare reverse stock splits of our issued and outstanding shares without approval of the stockholders under section 78-2055 of the Nevada PCL.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     At December 31, 2007, the Company maintained cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2007 the Company's uninsured cash balances total $680,425.

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

     BUSINESS COMBINATIONS
     ---------------------

     Effective December 31, 2006 the Company completed a merger with Mobilestream Corp. and due to the transfer of assets between entities under common control, the total cost of the acquisition of Mobilesstream has been allocated to the assets acquired and the liabilities assumed based on their fair values in accordance with SFAS 141, BUSINESS COMBINATIONS. All account amounts and shares amounts have been retroactively applied and presented to reflect the change.

     Effective July 31, 2006 the Company completed a reverse split of its common stock. All share amounts have been retroactively applied and presented to reflect the change.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK-BASED COMPENSATION
     ------------------------

     Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. Prior to January 1, 2006, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Accordingly, no compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS 123R. The Company has not issued any options during the reporting periods and as such, the effect of SFAS 123R has no impact on the results of operations for the Twelve months ended December 31, 2007 and 2006. The company did issue stock grants in 2007 that were 100% vested at time of issuance and were expense to the Company at the market price.

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

     EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     -----------------------------------------

     The following is a reconciliation of the computation for basic and diluted earnings per share:

                                                     Twelve Months Ended
                                                         December 31,
                                               --------------------------------
                                                    2007              2006
                                               ---------------  ---------------
         Net loss                               ($10,486,886)     ($4,246,058)
                                               ---------------  ---------------

         Weighted-average common shares
         Outstanding (Basic)                      26,489,850       47,939,917
                                               ---------------  ---------------

         Weighted-average common shares
         Outstanding (Diluted)                    26,489,850       47,939,917
                                               ===============  ===============

     Weighted-average common stock Equivalents for preferred stock convertible to 1/2 for 1 of common are 17,618,094 and warrants common stock equivalents are 11,036,907. There are also common stock purchase options equivalents totaling 200,000, these warrants and options are not part of the weighted-average outstanding common stock calculation because inclusion would have been anti-dilutive as of December 31, 2007 and December 31, 2006.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ADVERTISING COSTS
     -----------------

     The Company will expense the costs associated with advertising as they are incurred. The Company did not incur any advertising costs for the years ended December 31, 2007 and 2006.

     RECLASSIFICATIONS
     -----------------

     Certain amounts for the year ended December 31, 2006 have been reclassified in the comparative financial statements to be comparable to the presentation for the year ended December 31, 2007. These reclassifications had no effect on net loss.

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised
     2007), BUSINESS COMBINATIONS, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2008 and will apply prospectively to business combinations completed on or after that date.

     In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning January 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning January 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b - EFFECTIVE DATE OF FASB STATEMENT NO. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

     On January 1, 2007, the Company adopted the provisions of FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position, results of operations, or cash flows.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 3 - FIXED ASSETS

     Fixed assets as of December 31, 2007 were as follows:

                                         Estimated Useful
                                           Lives (Years)         Amount
                                         ------------------ ----------------
         Testing Equipment                     5 - 7              $ 454,013
         Vehicles                                5                   34,454
         Office & Computer Equip.                5                   16,643
         Leasehold improvements                  3                    4,670
                                                            ----------------
                                                Total             $ 509,780
                                                            ================
         Less accumulated Depreciation
           & amortization                                           136,645
                                                            ----------------
                    NET FIXED ASSETS                              $ 373,135
                                                            ================

     There was $93,864 and $58,154 charged to operations for depreciation expense for the twelve months ended December 31, 2007 and 2006, respectively.

     The Company sold three vehicles to the President and Chairman of the Company for $34,200 in cash and which was $11,776 below net book value.

NOTE 4 - LOAN PAYABLE - OFFICER OF THE COMPANY

       On November 28, 2007 the Chief Financial Officer, Jeff Andrews, loan the Company $150,000. This loan has no stated principal payment due date, interest agreement is prime plus 2%. An expense was recorded for one month based on terms stated above, interest expense will be accrued and expense monthly in the amount of $1,187 until the Company pays off the loan.

NOTE 5 - LOAN PAYABLE - EQUIPMENT

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

                                                                    2007
                                                                 ----------
              Total Loans Payable                                $  92,593
              Less current maturities                              (40,964)
                                                                 ----------
                  Long-Term payable                              $  51,629
                                                                 ==========
              The amount of principal maturities of the
              loans payable by years is as follows:
                                            2008                    40,964
                                            2009                    35,416
                                            2010                    16,213
                                                                 ----------
                                                                 $  92,593
                                                                 ==========

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 6 - PROVISION FOR INCOME TAXES

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

     At December 31, 2007 the deferred tax assets consist of the following:

                                                                   2007
                                                             ---------------
              Deferred taxes due to net operating               $5,225,000
              carryforwards
              Less: Valuation Allowance                         (5,225,000)
                                                             ---------------
              Net Deferred Tax asset                            $       --
                                                             ---------------

     At December 31, 2007, the Company had deficits accumulated during the development stage in the approximate amount of $17,418,997 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7 - OPERATING LEASES

     The Company leases office space under a lease agreement that commenced June 1, 2006, the monthly lease payments are $5,000 per month and the leases expires on May 31, 2009. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

     Minimum lease payments under the operating lease are as follows:

               For the periods Ending Dec. 31              Amount

                            2008                       $      60,000
                            2009                              21,700
                                                       --------------
                                                       $      81,700
                                                       ==============

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 8 - GOING CONCERN

     As shown in the accompanying financial statements, the Company incurred substantial net losses for the periods ended December 31, 2007 and 2006, and has no revenue stream to support itself. This raises doubt about the Company's ability to continue as a going concern.

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

NOTE 9 - STOCKHOLDERS' EQUITY

     COMMON STOCK
     ------------

     The following details the stock transactions for the twelve months ended December 31, 2007:

     The Company issued 1,519,564 shares of stock for $1,168,461 cash.

     The Company issued 186,822 shares of common stock for cash received in 2006 which was classified as liability in stock to be issued $210,343.

     The Company re-purchased 94,961 shares of common stock for $66,473 in cash. (See "Related Party Transaction" Note 11 below Treasury stock purchase from Lois Pringle)

     The Company issued 3,538,576 shares of common stock in exchange for services rendered, valued at $7,107,000. Included in service rendered value is the issuance of 925,000 shares of stock for services which have a gross value at $2,581,500 and is being amortized and expensed over one year period beginning in September of 2007 (see Prepaid Services below). Also included in service rendered value is stock issued under the "2007 Employee Compensation and Stock Plan Option Plan", a total 1,144,500 shares were issued, with a value of $3,050,520 which was expensed in 2007. 800,000 Shares were issued to the Company's Chairman and CEO/President, 200,000 shares were issued to the Company's CFO.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

     The Company issued 900,000 shares to an escrow account for future transaction with Professional Offshore Opportunity Fund, Ltd, "PROOF". (See "Commitments and Contingencies" note 10 below). The issuance of these shares are dependant on following future events occurring; if (i) the Company does not file and have an effective registration statement for the Shares, Warrants and Warrant Shares by June 30, 2008 or (ii) in the event that during the period of six months from the date of Closing, the market price of the Company's Common Stock has a closing price of less than $1.00.

     PREFERRED STOCK
     ---------------

     On October 22, 2007 Frank G. Pringle, the Company's Chairman and CEO/President, the owner of all 35,236,188 issued and outstanding shares of the Company's 2006 Series of Convertible Preferred Stock offered to reduce the number of common stock, 1 preferred for 2 common stock shares to 1 preferred for 1/2 of 1 common stock shares which the Board of Directors has accepted.

     The Company issued 1,000 shares of new convertible preferred to complete a settlement agreement for services rendered. These shares can be converted into common stock after 1 year, applicable to rule 144, by dividing the $400 stated capital by the average of the closing bid prices of such Common stock for the twenty (20) consecutive trading days prior to and including the day of conversion.

     SUBSCRIPTION RECEIVABLE
     -----------------------

     In 2006 the Company has contract to sell some of it common stock on installment basis, and is waiting to receive the final balance of payment. The Company fully expects to receive the December 31, 2007 balance of $185,693 by the end of year 2008.

     PREPAID SERVICES
     ----------------

     In September 2007 the Company issued 925,000 shares of stock for services which has a gross value at $2,581,500 which is being amortized and expensed over one year period, the unamortized amount as of December 31, 2007 is $1,808,042.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

     WARRANTS
     --------

     The Company issued 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. All of the warrants, originally schedule to expire on September 21, 2007, but the Board of directors of the Company has extended the expiration date for all classes of warrants to December 31, 2008. The Company also issued 27,205,867 Common Stock Purchase warrants on the basis of 1 warrant for each 3 shares of either common stock or preferred stock (the 2006 Series), exercisable at $4.75 per share. These warrants expire on March 31, 2007, but the Board of directors of the Company has extended the expiration date to December 31, 2008.

     On October 22, 2007 the Board of Directors accepted an offer from Frank Pringle, Chairman and CEO, to cancel the 23,500,000 Common Stock Purchase Warrants received by him in the transaction when the Company acquired the assets of Mobilestream Oil, Inc.. This action does not affect the remaining 3,705,867 warrants held by the Mobilestream Oil Liquidating Trust and to be issued to the other shareholders of Mobilestream Oil, Inc. upon their registration.

     The Company issued an additional 627,500 warrants in 2007, (See "Commitments and Contingencies" note 10 below "PROOF"). 625,000 warrants have an exercise price of $1.50, an expiration date of December 20, 2012 and 2,500 have an exercise price of $2.50 with an expiration date of October 25, 2008.

     A summary of the status of the Company's outstanding stock warrants as of December 31, 2007 is as follows:

                                                              Weighted Average
                                                 Shares        Exercise Price
                                            ---------------   -----------------

        Outstanding at January 1, 2007          33,909,407    $           4.41

        Granted                                    627,500    $           1.50

        Exercised                                        -                   -

        Forfeited                               23,500,000    $           4.75
                                            ---------------   -----------------

        Outstanding at December 31, 2007        11,036,907    $           3.51
                                            ---------------   -----------------
        Exercisable at December 31, 2007        11,036,907    $           3.51
                                            ---------------   -----------------

     In March 2005 the Company issued 200,000 of common stock purchase options (under Carbon Recovery Corporation) to the CFO. The options have an exercise price of $1.00 per share and will be 100% vested on 12/31/2008. As of 12/31/2007 none were exercised.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

     The Company set up a prepaid in the amount of $250,000 in June 2007 for a finder fee related to the $3,000,000 debt securities funding discuss above. In the connection with the rescission of these debt securities the Company has expensed the $250,000 in the fourth quarter 2007.

     In June 2007 the Company entered into purchase agreement with Ingersoll Production Systems of Rockford Illinois to build one 1 ton microwave reactor system. The total purchase commitment is $300,000, the microwave reactor system is expected to be delivered by end of first quarter 2008.

     On December 17, 2007 the Company has signed a letter of intent with Warwick Communications, Inc., ("Warwick"), a Canadian corporation based in Calgary, for an exclusive twenty-year license agreement, which enables Warwick to use the Company's microwave machinery to recover energy from oil, gas, mining and waste resources in Canada. Payment for the license will be by issuance of 2,000,000 shares of Warwick's common stock, together with two warrants; one to purchase 1.000,000 additional shares of Warwick's common stock at a price of US$1.50 and the other to purchase 750,000 shares of Warwick common stock at a price of US$1.00 per share. Execution of definitive agreement and issuance of the license is subject to a demonstration, acceptable to the licensee, of the continuous operation of the initial one ton machine, anticipated to occur by end of first quarter 2008. Under the license, when and if issued, Warwick will be

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     obligated to purchase a minimum of one microwave machine each year for the next five years. This will total $25,000,000 or $5,000,000 per year.

     In the October, 2007 the Company revived an Agreement which had previously expired for the sale of shares of its Common Stock to Mercatus & Partners, Limited ("Mercatus"), a private limited company organized and existing under the laws of the United Kingdom, having an address of Via S. Roberto Bellarmino #4, 00142 Roma, Italy. The proposed transaction was for the placement of shares of its Common Stock to a value of $2,000,000. The original agreement had expired on March 31, 2007. Following protracted discussions, on October 16, 2007 the Company agreed to revive the Agreement, with certain modifications, and the parties executed an Addendum to the original Agreement. Under the revived Agreement and Addendum, Mercatus was to have purchased shares to the total of $2,000,000 on or before November 30, 2007. The Company had deposited 2,665,666 shares of its Common Stock in escrow, with any unpurchased balance of such shares as of November 30th to be returned for cancellation. Mercatus failed to make any of the installment payments as promised and did not complete any of the purchase by November 30, 2007. The Company no longer has any confidence in Mercatus, has advised Mercatus that the Agreement has expired and will not be extended or further revived, and has demanded a return of the 2,665,666 shares which were escrowed. These shares have not been included in the outstanding shares and weighted average number of common stock share calculation.

     On December 21, 2007 the Company entered into a certain Securities Purchase agreement with Professional Offshore Opportunity Fund, Ltd. ("PROOF") pursuant to which PROOF agreed to purchase 1,250,000 shares of the Company's common stock together with warrants for additional 625,000 shares at an exercise price of $1.50 per share. The Company received a $1,000,000 from PROOF with the balance of $250,000 being held in escrow, together with the 250,000 common stock shares being purchased pending certain future events. In addition, the Company has issued to the Escrow an additional 650,000 shares to be delivered to PROOF or returned to the Company, depending upon those certain future events (the "Trigger Event"). The Trigger Event will occur if (i) the Company does not file and have an effective registration statement for the Shares, Warrants and Warrant Shares by June 30, 2008 or (ii) in the event that during the period of six months from the date of Closing, the market price of the Company's Common Stock has a closing price of less than $1.00. In case of either Trigger Event, the Escrow is authorized to transfer to PROOF the 650,000 escrowed shares. In addition, PROOF may, at its option, instruct the Escrow to (i) pay over (to PROOF) the escrowed $250,000 of proceeds and (ii) return to the Company the 250,000 escrowed shares.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 11 - RELATED PARTY TRANSACTION

     On May 17, 2007, the Company authorized the purchase of the Company stock from Lois Pringle, officer and wife of the Company's Chief Executive officer. The Company purchased 94,961 shares for $66,471 in cash.

     On November 28, 2007 the Chief Financial Officer, Jeff Andrews, loan the Company $150,000. This loan has no stated principal payment due date, interest agreement prime plus 2%. An expense was recorded for one month based on terms stated above, interest expense will be accrued and expense monthly in the amount of $1,187 until the Company pays off the loans.

NOTE 12 - NOTE RECEIVABLE

     On September 22, 2006, Mobilestream Oil, Inc. loaned $650,000 to M J Advanced Corporation Communications ("MJACC") with the understanding that MJACC would advance money to CRCIC, LLC a limited liability company for, the purpose of acquiring a shell corporation (Global Resources Corporation) for Carbon Recovery Corporation to perfect a reverse merger. Subsequent to the balance sheet date, a dispute arose with respect to the agreement. A resolution was agreed upon where 400,000 shares of Global Resources Corporation stock owned by MJACC and CRCIC have been transferred to an attorney in escrow for satisfaction of the note payable to the Company and MJACC and CRCIC relinquished all rights. The stock held in escrow will be sold by the Escrow agent to satisfy the loan amount.

     The note has been fully reserved due to market price volatility of the Company's common stock price in 2006 and written off in 2007.

NOTE 13 - IVESTMENTS AND DEPOSITS ON INVESTMENTS

     The December 31, 2007 balance of Investments and Deposits, totaling $74,860, consists of a $45,000 investment in land which occurred in 2006 and a $29,860 deposit made in August of 2007 on a future lease for additional equipment. The lease deposit for equipment is expected to be returned to the Company in 2008. The Company entered into preliminary sales agreement to purchase the Equipment Service Parts Company (ESP), a $100,000 deposit was made to ESP in December 2006. In June 2007 the Company has decided not to pursue the acquisition of ESP and the deposit was deemed not refundable and was expensed in June 2007.

NOTE 14 - SUBSEQUENT EVENTS

     Subsequent to the balance sheet date of December 31, the following transactions occurred:

     The Company filed on January 29, 2008 a Registration Statement on Form S-8 under the Securities Act of 1933 for its "2008 Employee Compensation Plan" in order to register 2,500,000 shares, par value $.001 per share for the plan. The granting of shares of common stock under this plan shall be entirely discretionary with the Company's Board of Directors.

     In January and February the Company received $89,000 in cash for the sales of common stock.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

     On February 12, 2008, the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933 in order to register securities issued in the acquisition of Carbon Recovery Corporation ("CRC") in September 2006 and the acquisition of Mobilestream Oil, Inc. ("Mobilsteam") in December 2006. Summary of securities register:

         Mobilestream acquisition shares of common stock           11,145,225
         Mobilestream acquisition of warrants                       3,705,867
         Mobilestream acquisition of common stock warrants          3,705,867
         CRC acquisition of shares of common stock                 11,188,996
         CRC acquisition of Class B warrants                        3,908,340
         CRC acquisition of Class B common stock warrants           3,908,340
         CRC acquisition of Class D warrants                        1,397,600
         CRC acquisition of Class D common stock warrants           1,397,600
         CRC acquisition of Class E warrants                        1,397,600
         CRC acquisition of Class E common stock warrants           1,397,600

     On February 28, 2008, in an 8-K filing, the Company disclosed the hiring of Mr. Jeff T. Kimberly as the Company's Chief Operating officer. The employment of Mr. Kimberly is effective as of February 11, 2008 and was approved by the board of directors on February 7, 2008. Mr. Kimberly will be responsible the Company's production, sales and administrative operations. In connection with his employment, Mr. Kimberly will receive a $100,000 signing bonus, his base salary will be $200,000 per year which will increase to $225,000 on August 11, 2008, his sixth month anniversary with the company. In addition to his base salary, Mr. Kimberly is eligible to receive a yearly performance bonus to be paid in the Company's common stock issued under the GRC 2008 Employee compensation plan, as well as a relocation compensation package and Company medical benefits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods.

The Company's management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of December 31, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level.

As discussed in the Company's prior year annual report on Form 10-KSB/A for the year ended December 31, 2006 management's assessment identified the following material weakness and significant deficiency:

1. As previously disclosed the Company identified a material weakness related to lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission. The Company has taken the necessary steps to remedy this weakness and management has assessed the operating effectiveness of these enhanced internal controls and believes this material weakness has been remedied.

2. As previously disclosed the Company identified a material weakness related to insufficient written policies and procedures to insure the correct applications of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements. The Company has taken the necessary steps to remedy this weakness and management has assessed the operating effectiveness of these enhanced internal controls and believes this material weakness has been remedied.

The Public Company Accounting Oversight Board has defined material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected".

The material weaknesses identified and relate to:

     As of December 31, 2007 there was a continuing lack of segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness. In 2007 the Company added three new independent members to the Board of Directors, and in 2008 the Board will form an audit committee and a compensation committee in order to enhance and strengthen controls.

Notwithstanding the existence of material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

ITEM 8A(T) CONTROLS AND PROCEDURES

The management of Global Resources Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We identified the following material weakness in our internal control over financial reporting- we did not have adequately segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness.

Our independent registered public accounting firm, Bagell, Josephs, Levine & Company, LLC, has reviewed our management's assessment of our internal controls over the financial reporting and will issue their report in 2008 per SEC rules for non-accelerated filers.

ITEM 8B OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) FOR THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS. The position(s) held by each of our executive officers and Directors as of March 8, 2008 are shown in the following table. Biographical information for each is set forth following the table. Messrs. Pringle and Andrews were elected on September 22, 2006. Frederick A. Clark was elected on December 14, 2006. Ms. Kim Thorne O'Brien and Mr. Jonathan L. Simon were each elected on September 21, 2007. Each Director serves for a one-year term and until a successor is elected and has qualified. Beginning in 2008, our Directors will be compensated for their services for each meeting attended at the rate of $200 and the issuance of 3,000 options to purchase shares of our Common Stock at the market price per share on the date of grant per meeting attended. In addition, their expenses in attending meetings will continue to be reimbursed.

       Name                    Age          Position
Frank G. Pringle               64           Chariman of the Board of Directors,
                                            President/CEO

Jeffrey J. Andrews             56           Director, Secretary/Treasurer, CFO

Jeffrey T. Kimberly            46           Chief Operating Officer

Frederick A. Clark             44           Director

Kim Thorne O'Brien             49           Director

Jonathan L. Simon              56           Director

Frank G. Pringle has served as our Chairman of the Board and President/CEO since the closing of the Carbon Recovery Corporation acquisition in September 2006. For the four years prior thereto Mr. Pringle was the Chairman and President/CEO of our predecessor corporations, Carbon Recovery Corporation and Mobilestream Oil, Inc., both of which were engaged in the same business as the Company. Mr. Pringle is the inventor of the process and related apparatus covered by the patent pending covering portions of the described technology. Mr. Pringle attended Kent State from 1962 to 1963, Hiram College from 1963 to 1964, Lake Erie College from 1963 to 1964 and Towson State College from 1965 to 1966, majoring in Chemistry and Mathematics. Since 1964: he has (i) designed and installed "turn key" engineering operations for food, soft drink, brewery, glass and plastic manufacturing plants, (ii) been a consultant to clients for previously designed and and installed manufacturing plants, (iii) designed, built and managed the operations of a plant for recycling glass, and (iv) since approximately 1999, worked on the development of the licensed technology.

Jeffrey J. Andrews has served as our Chief Financial Officer, Treasurer and Secretary since the closing of the Carbon Recovery Corporation acquisition in September 2006. From November 1, 2004 until the Acquisition Closing Mr. Andrews was employed by Carbon Recovery Corporation in similar positions. Mr. Andrews graduated from Villanova University in May, 1974 with a B.S. in Accounting. He has been a C.P.A. in Pennsylvania since 1978. He commenced his accounting career as an Audit Manager for a regional firm, and over his career has served as the Controller, Treasurer and/or CFO of various companies, and has had experience in corporate restructurings and reorganizations as well as IPO's and SEC periodic reporting. From April, 1999 to June, 2002 Mr. Andrews served as CFO of Collectible Concepts Group, Inc., a public company. From June 2002 to October 2004 he was the Controller of Encapsulation Systems Inc.

Jeffrey T. Kimberly was appointed our Chief Operating Officer effective February 7, 2008. Mr. Kimberly has over 27 years experience in the machine tool industry. From September 2006 to January 2008, Mr. Kimberly served as President of Ingersoll Productions Systems, a custom engineer and manufacturer of high quality production machinery and a subsidiary of the Dalian Tool Machine Group Co., Ltd. Previously at Ingersoll Production Systems, Mr. Kimberly served as the Director of Planning and Process Control (January 2006 to September 2006) and as the Director of Project and Materials (2002 to July 2005). From July 2005 to January 2006, Mr. Kimberly served as the Senior Project Manager and Master Scheduler at ITT Pure-Flo MPC, a manufacturer of process systems (single-purpose systems - containing pumps, valves, pressure vessels and instrumentation) primarily for biopharmaceutical and pharmaceutical companies. From 1981 to 2002, Mr. Kimberly served in various capacities at Ingersoll Milling Machine Co., including Process Control Manager (1999 - 2002), Project Manager (1997 - 1999) and Sales & Simultaneous Engineering Project Manager (1990 - 1997). Mr. Kimberly's educational background includes training in mechanical design and machine shop and assembly floor manufacturing.

Frederick A. Clark was elected a director of the Company in December 2006. He is President/CEO of Clark Resources, Inc., a governmental relations consulting firm located in Harrisburg, Pennsylvania. Mr. Clark graduated from Pennsylvania State University with a BA in Elementary Education in 1985. Mr. Clark has served as a member of the Board of Education of the Harrisburg School District, has served as the President of the African American Chamber of Commerce, is the former CEO of the Urban League of Metropolitan Harrisburg, and is currently Chairman of the National African American Cultural Center. For the past several years, Mr. Clark has been a part-time lecturer at the Pennsylvania Governor's School on Business and Industry and has been appointed by the past three Pennsylvania governors to serve on boards and commissions. Clark Resources, Inc. is representing the Company in Pennsylvania for matters with respect to the proposed tire disposal facility.

Kimberly Thorne O'Brien was appointed a director of the Company in September 2007. Since May, 2004 Ms. O'Brien has been President of Independence, Inc., a firm engaged in providing consulting services to start-up biotechnology companies. From December, 2001 to May, 2004 Kim was Vice President, Business Development & Marketing, of AdvancedTraces, Inc. a company engaged in the development of supersensitive detectors of biowarfare agents. Prior to that, Ms. O'Brien was Regional Business Director, Northeast Region, of MedImmune, Inc. from October 1995 to October 2001. She graduated from Ursinius college in 1980 with a B.S. in Health & Physical Education, graduated from Temple University with an M.S.Ed in Exercise Physiology in 1981 and completed all work except for the dissertation for a Ph.D. in Cardiovascular Physiology from Temple University. Thereafter, and until October 1995, Ms. O'Brien held various jobs in the health industry. There is no arrangement between Ms. O'Brien and any other party with respect to her service as a director nor is Ms. O'Brien a party to, or a participant in, any material plan, contract or arrangement.

Jonathan L. Simon was appointed a director of the Company in September 2007. Mr. Simon has been engaged in the recycling industry since approximately the mid-1970's. From 1990 to March, 2006 he was President of Royal Green Corp., a company engaged primarily in recycling ferrous metals. From April, 2006 to the present, he has been President of Royal Green LLC, a successor company to the corporation, still engaged in recycling ferrous metals. In addition, since May, 2006 he has been a director of Green Energy Technologies. Jonathan graduated from the University of Pittsburgh in 1973 with a BS in Biology (with honors). There is no arrangement between Mr. Simon and any other party with respect to his service as a director nor is Mr. Simon a party to, or a participant in, any material plan, contract or arrangement.

There are no family relationships between any of the executive officers and directors.

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

For the fiscal year ended December 31, 2007 (i) Mr. Frank G. Pringle, the Company's Chairman, President and CEO failed to file three reports on Form 4 covering a total of five transactions, and (ii) Mr. Jeffery J. Andrews, a director and the Company's CFO, failed to file three reports on Form 4 covering a total of three transactions. These transactions were subsequently reported on Form 5 filings for Messrs. Pringle and Andrews. There is currently no known failure to file any report under Section 16(a) of the Exchange Act by any of the Company's directors and officers.

AUDIT COMMITTEE

Up to June 7, 2006, the Company had an audit committee, but that was effectively dissolved as a result of the resignations of the former members (Messrs. Caldwell, Ferandell, Jordan, and van Adelsberg). Since then, the Company has not had, and does not currently have, a separately designated standing audit committee. However, the Board of Directors has discussed the establishment of an Audit Committee and anticipates doing so in the near future.

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

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

For the fiscal year ended December 31, 2007, none of the current directors were compensated for their services as directors. Likewise, for their services for the fiscal year ended December 31, 2006, neither the former directors (except as discussed below) nor the current directors were compensated for their services as directors. Beginning in 2008, our Directors will be compensated for their services for each meeting attended at the rate of $200 and the issuance of 3,000 options to purchase shares of our Common Stock at the market price per share on the date of grant per meeting attended. In addition, their expenses in attending meetings will continue to be reimbursed. During the fiscal year ended December 31, 2007 there were no formal meetings of the Board of Directors; action was taken by written consent.

Mary K. Radomsky served as the sole director and officer from June 7, 2006 to September 22, 2006. Although she was not compensated, the in-coming directors voted to give her an honorarium by the issuance of 25,000 shares of the Company's Common Stock.

COMPENSATION OF MANAGEMENT

Name & Principal                                                                   Other
Position                            Year         Salary            Bonus        Compensation
------------------------------      ----       -----------    --------------   --------------
Frank G. Pringle                    2007       $354,166.50    -$2,250,000(2)   -$44,175.00(1)
President, Chief Executive          2006          -0-(1)            -0-          $37,002.50
Officer, and Chairman of the
Board of Directors

Jeffrey J. Andrews                  2007       $162,437.50          -0-          $579,000(3)
Secretary, Treasurer, Chief         2006       $ 30,800(4)
Financial Officer, Director

(1),(2) Frank G. Pringle received $26,000 as the President of Carbon Recovery Corporation, a predecessor of the Company, and $259,416 as the President of Mobilestream Oil, Inc., another predecessor of the Company during 2006. In 2007 Mr. Pringle was compensated under an unsigned employment arrangement with the Company. The Company awarded Mr. Pringle shares of its common stock on the following dates and at the following prices: (i) 250,000 shares on April 20, 2007 at a price of $1.38 per share or a total value of $345,000; (ii) 250,000 shares on August 1, 2007 at a price of $4.50 per share or a total value of $1,125,000 and (iii) 300,000 shares on August 16, 2007 at a price of $2.60 per share or a total value of $780,000 for a total share compensation of $2,250,000. In 2006 the Company paid the rental value of three used automobiles for the use of Mr. Pringle and two members of his family who were then also employees of the Company. In 2007, however, the Company sold all 3 automobiles to Mr. Pringle. Under the employment arrangement, in 2007 the Company paid for a $6,000,000 life insurance policy on Mr. Pringle's life, $2,000,000 of which is payable to his wife and $4,000,000 to the Company. The annual premium paid was $44,175.00 in 2007 and $37,002 in 2006, and was included in All Other Compensation.

(3) Jeffrey J. Andrews, the Chief Financial Officer, Treasurer and Corporate Secretary, is employed pursuant to at will agreement with the Company. In 2007 Mr. Andrews received a salary of $162,439. In 2007 the Board of Directors awarded Mr. Andrews a total of 200,000 shares of common stock pursuant to the 2007 Employees Compensation and Stock Option Plan having an aggregate value of $579,000.We pay $344 each month for a disability policy for Mr. Andrews, and we pay for a life insurance policy for which his family is the beneficiary. In 2007 the annual premium for the policy was $5,010 and in 2006 it was $2,748.

(4) Jeffrey J. Andrews received $69,200 as the Treasurer/CFO of Carbon Recovery Corporation in addition to the $30,800 paid by the Company.

Employment Arrangements

Frank G. Pringle.
-----------------

Frank G. Pringle did not have a written employment agreement with the Company in 2007. Under the terms of his employment arrangement, Frank G. Pringle, the President and CEO, received a salary of $354,166 in 2007. In 2007 the Board of Directors awarded Mr. Pringle a total of 800,000 shares of common stock pursuant to the 2007 Employees Compensation and Stock Option Plan having an aggregate value of $2,250,000. We also paid an annual premium of $7,273 and $3,597 in 2007 and 2006, respectively, for a disability policy for Mr. Pringle. We paid premiums of $44,175 and $37,002 in 2007 and 2006, respectively for a $2,000,000 life insurance policy for Mr. Pringle for which his family is the beneficiary. Although Mr. Pringle currently serves as Chairman of the Board, President and Chief Executive Officer, his duties as President and CEO are expected to terminate prior to January 1, 2009 with him continuing under a consulting agreement with the Company to perform research and development in connection with various pending patent applications the Company currently owns. In 2006 Mr. Pringle received compensation from both Carbon Recovery Corporation and from Mobilestream Oil, Inc., but not from the Company. His compensation has been assumed by the Company effective January 1, 2007.

Jeffrey J. Andrews
------------------

Jeffrey J. Andrews, the Chief Financial Officer, Treasurer and Corporate Secretary, is employed pursuant to at will agreement with the Company. In 2007 Mr. Andrews received a salary of $162,439. In 2007 the Board of Directors awarded Mr. Andrews a total of 200,000 shares of common stock pursuant to the 2007 Employees Compensation and Stock Option Plan having an aggregate value of $579,000.We pay $344 each month for a disability policy for Mr. Andrews, and we pay for a life insurance policy for which his family is the beneficiary. In 2007 the annual premium for the policy was $5,010 and in 2006 it was $2,748. In 2006 Mr. Andrews received $69,200 as the Treasurer/CFO of Carbon Recovery Corporation in addition to the $30,800 paid by the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 7, 2008, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on March 7, 2008, there were 34,206,457 shares issued and outstanding of record, not including the 17,618,094 shares of Common Stock issuable upon conversion of the 2006 Series of Convertible Preferred Stock.

                                                                 Shares of           Percentage
                                                                   Common               as of
Name and Address of Beneficial Owners                              Stock            03/7/2008 (1)
-------------------------------------                              -----            -------------

Frank G. Pringle                                                17,987,094(2)          34.33%
109 Bortons Road
Marlton, New Jersey 08053

Jeffrey J. Andrews                                              -100,000-(3)          -0.005%-(3)
8 Cushman Road
Rosemount, Pennsylvania 19010

Jeffrey T. Kimberly                                                 -0-                  -0-
462 Oakshade Road
Shamong, New Jersey 08088

Frederick A. Clark                                                  -0-                  -0-
321 N. Front Street
Harrisburg, Pennsylvania 17101

Kim Thorne O'Brien                                             -25,000-(4)               -0-
19 Sawmill Road
Medford, New Jersey 08055

Jonathan L. Simon                                                 -15,000-              0.001%
1722 Garfield Avenue
Wyomissing, PA 19610

Lois Augustine Pringle                                          1,520,171(5)             8.8%
109 Bortons Road
Marlton, New Jersey 08053

Olde Monmouth Stock Transfer Co., Inc., Trustee
Carbon Recovery Corporation
     Liquidating Trust                                          11,188,996(6)           -0-(6)
200 Memorial Parkway
Atlantic Higlands, New Jersey 07716

Olde Monmouth Stock Transfer Co., Inc., Trustee
Mobilestream Oil, Inc.
     Liquidating Trust                                           11,145,225             -0-(7)
200 Memorial Parkway
Atlantic Higlands, New Jersey 07716
All Directors and Officers as a Group (5 persons)             18,102,094(2),(3)         34.33%

------------

(1) Based on a total of 51,824,551 shares calculated by adding the 17,618,094 shares of Common Stock issuable upon conversion of the 2006 Series of Convertible Preferred Stock to the 34,206,457 shares issued and outstanding as of March 7, 2008, without including shares issuable upon exercise of warrants or stock options.

(2) Includes 17,618,094 shares of Common Stock obtainable upon conversion of 35,236,188 shares of the Company's 2006 Series of Convertible Preferred Stock owned by Mr. Pringle, 119,000 shares distributable to Mr. Pringle from the Carbon Recovery Corporation Liquidating Trust as a shareholder of Carbon Recovery Corporation, and 250,000 shares of Common Stock owned by Mr. Pringle. The voting percentage is calculated as if Mr. Pringle converted all of his 2006 Series of Preferred Stock to common stock. However, the 2006 Series of Convertible Preferred Stock have 2 votes per share and vote together with the common stock on all issues presented to stockholders for a vote. Therefore, prior to conversion of the 2006 Series, Mr. Pringle's voting percentage is actually 51.27%. Does not include 1,520,171 shares of common stock of Carbon Recovery Corporation held by Lois Augustine-Pringle, Mr. Pringle's wife, in which he disclaims a beneficial interest.

(3) Does not include common stock purchase options to purchase 200,000 shares of the Company's Common Stock, 20% of which have not yet vested and are therefore not exercisable.

(4) Kim Thorne O'Brien does not own shares of the Company as such; she owns 25,000 shares of Carbon Recovery Corporation which are convertible into the same number of shares of the Company's Common Stock upon effectiveness of a Registration Statement on Form S-1 the Company has filed with the Securities and Exchange Commission for all holders of shares of Carbon Recovery Corporation common stock. In addition, Ms. O'Brien owns 25,000 warrants to purchase 25,000 of Carbon Recovery common stock which will be converted to purchase 25,000 shares of the Company's Common Stock upon the effectiveness of the S-1 Registration Statement.

(5) Lois Augustine-Pringle does not own shares of the Company as such; she owns 1,520,171 shares of Carbon Recovery Corporation which are convertible into the same number of shares of the Company's Common Stock upon effectiveness of a Registration Statement on Form S-1 the Company has filed with the Securities and Exchange Commission for all holders of shares of Carbon Recovery Corporation common stock. Does not include 369,000 shares of Common Stock and 35,236,188 shares of 2006 Series of Convertible Preferred Stock held by Frank G. Pringle, Ms. Pringle's husband.

(6) 48,688,996 shares of Common Stock the Company issued for the acquisition of the assets of Carbon Recovery Corporation was subsequently reduced to 11,188,996 shares by the cancellation of 37,500,000 shares of the Company's Common Stock indirectly owned by the Company in the Carbon Recovery Liquidating Trust after the acquisition of the assets of Mobilestream Oil, Inc. which had owned the 37,500,000 shares of Carbon Recovery Corporation.

(7) Old Monmouth Stock Transfer Co., Inc. is the Trustee of both Liquidating Trusts; it has no beneficial interest in the shares held in the trusts. With the exceptions of Frank G. Pringle and Lois Augustine Pringle, no person or entity has a 5% or greater interest in the Company as the result of his/her/its beneficial interest in either Liquidating Trust.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since April 1, 2006, the beginning of the fiscal year ended December 31, 2006, the Company engaged in two transactions for the acquisition of assets and businesses where related persons had an interest. These have been described elsewhere in this Annual Report; however, in summary, the transactions were:

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

During the period since September 22, 2006 when the Company acquired the assets of Carbon Recovery Corporation, the Company has had various transactions with Mr. Pringle and Mr. Andrews.

Mr. Pringle. Mr. Pringle is the inventor of the variable microwave technology embodied in the four patent applications which he assigned to a predecessor of Mobilestream Oil, Inc. and which is now owned by the Company as the result of the acquisition of the assets of Carbon Recovery Corporation described above. Mr. Pringle had owned shares of Mobilestream Oil, Inc.'s Common Stock, which had been converted into 503,374,112 shares of Mobilestream's 2006 Series of Convertible Preferred Stock. When the Company's acqired the assets of

Mobilestream Oil, Inc., in addition to the issuance of 11,145,225 shares of the Company's Common Stock for the holders of Mobilestream's Common Stock, the Company issued 35,250,287 shares of its own 2006 Series of Convertible Preferred Stock to Mr. Pringle (the sole holder of Mobilestream's 2006 Series) using the same conversion ratio as for the Common Stock. Initially, each share of the Company's 2006 Series of Convertible Preferred Stock was convertible into 2 shares of the Company's Common Stock, but prior to January 1, 2009 conversion is limited to that number of shares of Common Stock which is less than 4.99% of the issued and outstanding shares of Common Stock after conversion. In October 2007, Mr. Pringle and the Company agreed to amend the conversion terms of the Company's 2006 Series such that each share of our 2006 Series is now convertible into 1/2 of 1 share of our Common Stock and an amended Certificate of Designation was filed with the Nevada Secretary of State in January 2008. Each share of the 2006 Series has 2 votes per share, voting with the Common Stock as a single class, and elects a majority of the Board of Directors.

On May 17, 2007 we purchased 94,961 shares of our common stock for $66,471 in cash from Ms. Lois Pringle, the wife of Mr. Frank G. Pringle, our President and Chief Executive Officer.

On November 28, 2007 the Company's Chief Financial Officer, Jeffrey J. Andrews, lent $150,000 to the Company. The loan does not have a specified date and bears interest at the rate of 2% above the prime rate. The loan is not evidenced by a written promissory note. Interest accrues monthly in the amount of $1,187, and will be paid together with the principal amount at the time the loan falls due which is linked to the Company's receipt of an aggregate amount of $5,000,000 from one or more financings.

In 2007 the Company issued a total of 505,040 warrants to two individuals, one of whom is currently a director of our Company, as part of a transaction pursuant to which they purchased shares of the Company's common stock in a private sale transaction with Lois Pringle, the wife of the Company's CEO.


ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

Number   Description
------   -----------

3.1      Certificate of Incorporation of E-mail Mortgage.com, Inc., filed as
         Exhibit 3 to the Company Registration Statement on Form SB-2 SEC File Number 333-51058 filed on December 21, 2002 (the "2002 Registration Statement") and incorporated herein by reference

3.1.1 Certificate of Amendment of Articles of Incorporation, filed as Exhibit 3(i) to the Company's Registration Statement on Form 8-A, filed on September 17 2002 (the "2004 Registration Statement"), and incorporated herein by reference.

3.1.2 Certificate of Amendment to the Articles of Incorporation filed as Graphic to the Company's 2004 Registration Statement filed on September 17, 2004, and incorporated herein by reference.

3.1.3 Certificate of Designation of Series A Convertible Preferred Stock, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, dated September 17, 2004, filed on February 23, 2005, and incorporated herein by reference.

3.2 Company Bylaws, filed as Exhibit 3 to the Company 2002 Registration Statement filed on December 21, 2002 (the "2002 Registration Statement") and incorporated herein by reference.

3.2(ii) Company Amended By-laws filed as Graphic to the Company Registration Statement on Form 8-A filed on September 17, 2004 (the "2004 Registration Statement"), and incorporated by reference.

3.1.5 Amendment to Articles of Incorporation of the Company filed as Exhibit A to the Company's Information Statement on Schedule 14C, SEC File Number 000-50944, dated December 11, 2007, filed December 26, 2007, and incorporated herein by reference

3.1.6 Amendment to Certificate of Designation for 2006 Series of Convertible Preferred Stock of the Company filed as Exhibit B to the Company's Information Statement on Schedule 14C, SEC File Number 000-50944, dated December 11, 2007, filed December 26, 2007, and incorporated herein by reference.

4.1 Specimen Common Stock Certificate filed as Exhibit 4.1 to the Company's 2002 Registration Statement filed on December 21, 2002, and incorporated herein by reference.

4.2 $25,000 8% Convertible Debenture issued September 15, 2004 from the Company to Javelin Holdings, Inc. filed as Exhibit 4 to the Company's Current Report on Form 8-K filed on November 15, 2004, and incorporated herein by reference.

4.3 Form of 8% Convertible Debenture filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 17, 2004, filed on February 23, 2005, and incorporated herein by reference.

4.4 2004 Stock Option Plan filed as Exhibit 4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on July 17, 2005, and incorporated herein by reference.

4.5 2007 Employee Compensation and Stock Option Plan filed as Exhibit 10.7 to the Company's Registration Statement on Form S-8, SEC File Number 333-141442, filed on March 20, 2007, and incorporated herein by reference.

4.6 Warrant dated December 21, 2007 for 625,000 shares of the Company's common stock issued to Professional Offshore Opportunity Fund, Ltd. ("PROOF") filed as Exhibit 10.7 to the Company's Current Report on Form 8-K for the period ended December 21, 2007, filed on December 21, 2007, and incorporated herein by reference.

4.7 2008 Employees Compensation Plan filed as Exhibit 10.7 to the Company's Registration Statement on Form S-8, SEC File Number 333-148916, filed January 29, 2008, and incorporated herein by reference.

10.1 Agreement and Plan of Reorganization dated as of October 29, 2003, 2001, by and between Advanced Healthcare Technologies, Inc. and Nutratek, Ltd., filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on January 12, 2004, and incorporated herein by reference.

10.2 Stock Purchase Agreement dated as of June 30, 2004 by and among Advanced Healthcare Technologies, Inc., Richard Mangierelli and Johnny Sanchez filed as Exhibit 2.1 to the Company's Report on Form 8-K filed on June 30, 2004, and incorporated herein by reference.

10.3 Release and Indemnity Agreement dated as of June 30, 2004 by and among Advanced Healthcare Technologies, Inc., Richard Mangierelli and Johnny Sanchez filed as Exhibit 10.1 to the Company's Report on Form 8-K filed on June 30, 2004, and incorporated herein by reference.

10.4 Articles of Merger by and between E-mail Mortgage.com, Inc. and Mariner Health Care, Inc. dated as of July 29, 2002 filed as Exhibit pig3 to the Company 2004 Registration Statement, and incorporated herein by reference.

10.5 Operating Agreement dated as of January 11, 2005 by and between Global Resource Corporation and Well Renewal, LLC filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 17, 2004, filed on February 23, 2005, and incorporated herein by reference.

10.6 Agreement and Plan of Reorganization dated as of July 26, 2006 by and between Global Resource Corporation and Carbon Recovery Corporation filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated July 26, 2006, filed on July 26, 2006, and incorporated herein by reference.

10.7 Form of Indemnity Agreement between the Company and each of its directors and executive officers filed as Exhibit 10.4 to the Company's Current Report on Form 8-K for the period September 22, 2006, filed on September 26, 2006, and incorporated herein by reference.

10.8 Pledge Agreement dated November 18, 2005 by and between the Company and Transnix Global Corporation filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for the period ended December 31, 2005, filed October 31, 2006, and incorporated herein by reference.

10.9 Settlement Agreement dated December 15, 2005 by and between the Company and Transnix Global Corporation filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for the period ended December 31, 2005, filed October 31, 2006, and incorporated herein by reference.

10.10 Combined Technology Agreement dated November 28, 2006 by and among the Company, Carbon Recovery Corporation, Frank G. Pringle, Lois Augustine Pringle, and Mobilestream Oil Corporation filed as Exhibit 10.5 to the Company's Current Report on Form 8-K for the period ended November 28, 2006, filed on November 29, 2006, and incorporated herein by reference.

10.11 Plan and Agreement of Reorganization dated as of November 28, 2006 by and between the Company and Mobilestream Oil Corporation filed as
         Exhibit 10.5 to the Company's Current Report on Form 8-K for the period ended November 28, 2006, filed on November 29, 2006, and incorporated herein by reference.

10.12 Securities Purchase Agreement, dated as of December 21, 2007, by and between the Registrant and PROOF, filed as Exhibit 10.6.1 to the Company's Current Report on Form 8-K, SEC File No. 000-50944, for the period ended December 21, 2007, filed on December 21, 2007, and incorporated herein by reference.

10.13 Registration Rights Agreement dated as of December 21, 2007, by and between the Registrant and PROOF, filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, SEC File No. 000-50944, for the period ended December 21, 2007,filed on December 21, 2007, and incorporated herein by reference.

10.14 Escrow Agreement dated as of December 21, 2007 by and among the Company, PROOF and Sullivan & Worcester, LLP dated as of December 21, 2007, by and between the Registrant and PROOF, filed as Exhibit 10.6.1 to the Company's Current Report on Form 8-K, SEC File No. 000-50944, for the period ended December 21, 2007,filed on December 21, 2007, and incorporated herein by reference.

10.15 Form of Registration Rights Agreement, filed as Exhibit 4.4 to the Company's February 2004 8-K, and incorporated herein by reference.

23.1     Consent of Independent Auditors

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's principal accountants for the fiscal years ended December 31, 2006 and 2007 were Bagell, Josephs, Levine & Company, LLC.

Audit Fees
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the audits of the Company's annual financial statements and review of financial statements included in the Company's 10-QSB filings were:

Fiscal Period                       Accountants                      Amount
-------------                       -----------                      ------
December 31, 2007       Bagell, Josephs, Levine & Company, LLC      $48,500
December 31, 2006       Bagell, Josephs, Levine & Company, LLC      $37,000

Audit-related Fees
------------------

During the fiscal years ended December 31, 2007 and December 31, 2006, the Company paid the principal accountants $6,560 and $20,555, respectively, for audit related services.

Tax Fees
--------

For the fiscal years ended December 31, 2007 and December 31, 2006, the Company paid the principal accountants $15,761 and $4,195, respectively, for tax services, including preparation of the Company's tax returns for 2007 and 2006.

All Other Fees
--------------

None.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GLOBAL RESOURCE CORPORATION
                                    (Registrant)


                                    By: /s/ Frank G. Pringle
                                       --------------------------
                                       (Signature and Title)
                                       Frank G. Pringle, Chief Executive Officer
                                       (Principal Executive Officer) and
                                       Chairman of the Board of Directors

                                       Date: March 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                        DATE

/s/ Frank G. Pringle
----------------------    Chief Executive Officer and President   March 14, 2008
Frank G. Pringle          (Principal Executive Officer) and
                          Chairman of the Board of Directors

/s/ Jeffrey J. Andrews
----------------------    Chief Financial Officer and             March 14, 2008
Jeffrey J. Andrews        Member of the Board of Directors
                          (Principal Financial Officer and
                          Principal Accounting Officer)


/s/ Frederick A. Clark
----------------------    Director                                March 14, 2008
Frederick A. Clark


/s/ Kim Thorne O'Brien
----------------------    Director                                March 12, 2008
Kim Thorne O'Brien


/s/ Jonathan L. Simon
----------------------    Director                                March 17, 2008
Jonathan L. Simon