Form 10-Q
period 2008-03-31
Global Resource CORP
filed 2008-05-09
CIK 1128949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

     For the quarterly period ended March 31, 2008
                                    --------------

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

     For the transition period from ___________ to ____________

     Commission file number                 000-50944
                                       --------------------

                           Global Resource Corporation
             (Exact name of registrant as specified in its charter)

                   Nevada                          84-1565820
         ------------------------------        --------------------
        (State or other jurisdiction of          (IRS Employer
         incorporation or organization)        Identification No.)

                            Bloomfield Business Park,
                         408 Bloomfield Drive, Unit 1,
                          West Berlin, New Jersey 08091
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (856) 767-5661
                           --------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X         No
           ----------         ----------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer _____            Accelerated Filer _____
Non-accelerated filer _____ (do not check if a smaller reporting company Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes      No  X
                                      -----   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,797,141 shares of common stock, par value $0.001 were outstanding at April 23, 2008.

PART 1 - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                           GLOBAL RESOURCE CORPORATION
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                 March 31, 2008
                                   (Unaudited)

                                     ASSETS                                Period Ended
                                     ------                               March 31, 2008
                                                                           ------------
CURRENT ASSETS
   Cash                                                                    $  1,595,782
   Cash - Restricted                                                          5,069,872
   Inventory                                                                    361,511

                                                                           ------------

          TOTAL CURRENT ASSETS                                                7,027,165
                                                                           ------------

Fixed Assets, Net of depreciation                                               362,044
                                                                           ------------

OTHER ASSETS
   Investments & Deposits on Investments                                         74,860

                                                                           ------------
          TOTAL OTHER ASSETS                                                     74,860

TOTAL ASSETS                                                               $  7,464,069
                                                                           ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $    122,461
   Current portion - loan payable - equipment                                    42,043
   Loan Payable -  to officer of company                                        150,000
   Stock to be issued                                                         5,069,872
                                                                           ------------

          TOTAL CURRENT LIABILITIES                                           5,384,376
                                                                           ------------

LONG-TERM LIABILITIES

   Loan payable - equipment, net of current portion                              40,704
                                                                           ------------

          Total  liabilities                                                  5,425,080
                                                                           ------------

STOCKHOLDERS' EQUITY

   Preferred Stock A - $.001 par value 100,000,000 shares authorized,
     35,236,188 issued and outstanding at March 31, 2008                         35,236
   Preferred Stock B - $.001 par value 1,000 shares authorized
     and issued as March 31, 2008                                                     1
   Common stock, $.001 par value; 200,000,000 shares authorized,
     33,197,056 issued and outstanding at March 31, 2008                         33,292
   Subscription receivable                                                     (130,518)
   Additional paid-in capital                                                24,553,559
   Deficit accumulated in the development stage                             (21,032,691)
                                                                           ------------
                                                                              3,458,879

   Treasury Stock                                                               (66,473)
   Prepaid Services                                                          (1,162,667)
   Deferred compensation                                                       (190,750)
                                                                           ------------

          Total stockholders' equity                                          2,038,989
                                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  7,464,069
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


                                          GLOBAL RESOURCE CORPORATION
                                         (A Development Stage Company)
                                       Condensed Statement of Operations
                                   (With Cumulative Totals Since Inception)
                                                  (Unaudited)


                                                             Three Months Ended
                                                             ------------------              JULY 19, 2002
                                                                                              (INCEPTION)
                                                          March 31           MARCH 31              TO
                                                            2008               2007          MARCH 31, 2008
                                                        ------------       ------------       ------------

REVENUES                                                $       --         $       --         $       --

COST OF SALES                                                   --                 --
                                                        ------------       ------------       ------------

GROSS PROFIT                                                    --                 --                 --
                                                        ------------       ------------       ------------

OPERATING EXPENSES
    Consulting fees                                             --                8,239          1,422,258
    Professional fees for Legal and Accounting               204,129            174,975          1,464,317
    Investment Banking Fees and investor relations         2,599,802             60,000          8,492,060
    Other general and administrative expenses                786,785            486,388          9,342,544
    Depreciation expense                                      20,692             23,282            204,422
                                                        ------------       ------------       ------------

          TOTAL OPERATING EXPENSES                         3,611,408            752,884         20,925,601
                                                        ------------       ------------       ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                        (3,611,408)          (752,884)       (20,925,601)
                                                        ------------       ------------       ------------

OTHER INCOME (EXPENSE)
    Loss on deposit / real estate - net                         --                 --             (172,712)
    Interest expense                                          (6,073)            (3,479)           (44,564)
    Interest income                                            3,787             14,499            110,186
                                                        ------------       ------------       ------------

          TOTAL OTHER INCOME (EXPENSE)                        (2,286)            11,020           (107,090)
                                                        ------------       ------------       ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                (3,613,694)          (741,864)       (21,032,691)
PROVISION FOR INCOME TAXES                                      --                 --                 --
                                                        ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON SHARES                    $ (3,613,694)      $   (741,864)      $(21,032,691)
                                                        ============       ============       ============

BASIC AND DILUTED LOSS
     PER SHARE                                          $      (0.12)      $      (0.03)      $      (0.68)
                                                        ============       ============       ============

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES                                     30,743,131         25,180,668         30,743,131
                                                        ============       ============       ============

                  The accompanying notes are an integral part of these financial statements.


                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                            Condensed Statement of Stockholders' Equity
                                                         At March 31, 2008

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

                                                                                                           (CONTINUED ON NEXT PAGE)


                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                            Condensed Statement of Stockholders' Equity
                                                         At March 31, 2008

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



                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                            Condensed Statement of Stockholders' Equity
                                                         At March 31, 2008


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
                                      ============    ============    ============    ============    ============    ============

                                                                                                           (CONTINUED ON NEXT PAGE)

                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                            Condensed Statement of Stockholders' Equity
                                                         At March 31, 2008

(CONTINUED FROM PREVIOUS PAGE)


                                          DEFICIT
                                        ACCUMULATED                       CONTRA
                                        DURING THE       DEFERRED       PREPAID FOR    SUBSCRIPTION     TREASURY
                                     DEVELOPMENT STAGE COMPENSATION      SERVICES       RECEIVABLE        STOCK            TOTAL
                                       ------------    ------------    ------------    ------------    ------------    ------------

Shares issued for cash                            -               -                               -                         914,507

Shares issued to acquire
technology                                        -               -                               -                               -

Remaining shares issued in
exchange for real estate                          -               -                               -                          80,800

Shares issued for services                        -               -                               -                          53,500

Accounts payable converted
to equity                                         -               -                               -                           1,087

Stock subscriptions received,
net                                               -               -                          10,398                          10,398

Amortization of deferred
compensation                                      -         109,000                               -                         109,000

Net loss for the year
ended December 31, 2005                  (1,291,169)              -                               -                      (1,291,169)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2005             (2,675,555)       (436,000)              -         (78,182)                        411,462
                                       ------------    ------------    ------------    ------------    ------------    ------------

Shares issued for cash                            -               -                               -                       2,810,877

Stock subscriptions received,
net                                               -               -                        (582,511)                       (582,511)

Amortization of deferred
compensation                                      -         109,000                               -                         109,000

Shares issued for services                        -               -                               -                          14,746

Shares issued for investment
in land                                           -               -                               -                          45,000

Effect of reverse merger                          -               -                               -                        (120,683)

Shares issued for conversion
of debt                                           -               -                               -                         120,682

Shares issued for consulting                      -               -                               -                          50,000

Shares issued for merger
with Mobilestream Inc                       (10,498)                                                                      2,842,783

Cancellation of shares for
merger with Mobilestream Inc                                                                                                      -

Preferred convertible stock
issued for merger with
Mobilestream 2 for 1 conversion
into common                                                                                                                 503,374

Net loss for the year
ended December 31, 2006                  (4,246,058)              -                               -               -      (4,246,058)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2006           $ (6,932,111)   $   (327,000)   $          -    $   (660,693)   $          -    $  1,958,672
                                       ============    ============    ============    ============    ============    ============

Shares issued for cash                                                                                                    1,168,461

Shares issued for Stock
to be issued (liability)                                                                                                    201,343

Stock subscriptions received,
net                                               -               -                         475,000                         475,000

Amortization of deferred
compensation                                                109,000                                                         109,000

Shares issued for services                                                                                                6,333,663

Shares issued for services
& Prepaid in Equity                                                      (1,808,042)                                        773,459

Treasury Stock                                                                                              (66,473)        (66,473)

Perferred Shares issued for
settlement of services                                                                                                      400,000

Net loss for the period
ended December 31, 2007                 (10,486,886)              -               -               -               -     (10,486,886)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2007           $(17,418,997)   $   (218,000)   $ (1,808,042)   $   (185,693)   $    (66,473)   $    866,239
                                       ============    ============    ============    ============    ============    ============
                                                                                                           (CONTINUED ON NEXT PAGE)



                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                            Condensed Statement of Stockholders' Equity
                                                         At March 31, 2008

(CONTINUED FROM PREVIOUS PAGE)

                                            PREFERRED STOCK                   COMMON STOCK                              DISCOUNT
                                      -----------------------------   -----------------------------    ADDITIONAL          ON
                                        PREFERRED   PAR VALUE $.001      COMMON     PAR VALUE $.001     PAID-IN          COMMON
                                         SHARES         $ AMOUNT         SHARES         $ AMOUNT        CAPITAL          STOCK
                                      ------------    ------------    ------------    ------------    ------------    ------------

 Shares issued for cash                                                  2,046,226           2,046       2,081,743

Stock subscriptions received, net

 Amortization of deferred compensation

 Shares issued for services                                                887,500             888       1,959,387

 Shares issued for services
  & Prepaid in Equity

 Treasury Stock

 Warrants issued for services                                                                               14,580

Net loss for the period ended
  March 31, 2008                                 -               -               -               -               -               -
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT MARCH 31, 2008               35,237,188     $    35,237      33,197,056     $    33,292     $24,553,559     $         -
                                       ============    ============    ============    ============    ============    ============



                                          DEFICIT
                                        ACCUMULATED                       CONTRA
                                        DURING THE       DEFERRED       PREPAID FOR    SUBSCRIPTION     TREASURY
                                     DEVELOPMENT STAGE COMPENSATION      SERVICES       RECEIVABLE        STOCK            TOTAL
                                       ------------    ------------    ------------    ------------    ------------    ------------

 Shares issued for cash                                                                                                  2,083,789
                                                                                                                                 -
Stock subscriptions received, net                                                           55,175                          55,175

 Amortization of deferred compensation                      27,250                                                          27,250
                                                                                                                                 -
 Shares issued for services                                                                                              1,960,275

 Shares issued for services
  & Prepaid in Equity                                                      645,375                                         645,375

 Treasury Stock                                                                                                                  -

 Warrants issued for services                                                                                               14,580
                                                                                                                                 -
Net loss for the period ended
  March 31, 2008                         (3,613,694)             -               -               -               -      (3,613,694)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT MARCH 31, 2008              $(21,032,691)   $  (190,750)    $(1,162,667)    $  (130,518)    $   (66,473)    $ 2,038,989
                                       ============    ============    ============    ============    ============    ============


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


                                               GLOBAL RESOURCE CORPORATION
                                              (A Development Stage Company)
                                            Condensed Statement of Cash Flows
                                         (With Cumulative Totals Since Inception)
                                                       (Unaudited)


                                                                    THREE MONTHS ENDED            July 19, 2002
                                                                    ------------------             (INCEPTION)
                                                               MARCH 31,          MARCH 31,             TO
                                                                 2008               2007          MARCH 31, 2008
                                                             ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $ (3,613,694)      $   (741,864)      $(21,032,691)
                                                             ------------       ------------       ------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
   Depreciation                                                    20,692             23,282            203,734
   Preferred stock issued for services                               --                 --              400,000
   Common stock issued for services                             1,960,275             26,000          9,599,575
   Common stock Warrants issued for services                       14,580               --               14,580
   Amortization of deferred compensation                           27,250             27,250            354,500
   Allowance reserve for note payable                                --                 --              650,000
   Loss on sale of fixed asset                                       --                 --               11,775
   Loss on real estate                                               --                 --               87,035
   Common stock issued as charitable contribution                    --                 --               50,000

CHANGES IN ASSETS AND LIABILITIES                                    --                 --                 --
   (Increase) in Inventory                                       (361,511)              --             (361,511)
   (Increase) decrease in deposits                                   --                 --               70,140
   (Increase) in notes receivable                                    --                 --             (650,000)
   (Decrease) in accounts receivable                                 --                 --                 --
   (Decrease) in accounts payable                                   2,872            (24,536)          (215,805)
                                                             ------------       ------------       ------------

          TOTAL ADJUSTMENTS                                     1,664,158             51,996         10,214,023
                                                             ------------       ------------       ------------

          NET CASH USED IN OPERATING ACTIVITIES                (1,949,536)          (689,868)       (10,818,668)
                                                             ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                        (9,601)              --             (611,753)
   Proceeds from sale of Fixed assets                                                                    34,200
   Proceeds from sale of real estate                                 --                 --              617,864
   Investment                                                        --                 --             (145,000)
   Investment in real estate, net                                    --                 --              (80,800)
                                                             ------------       ------------       ------------

          NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIE                                    (9,601)              --             (185,489)
                                                             ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                            2,083,789              5,250          6,977,634
   Issuance of equity securities and paid-in
    capital for merger and other                                  645,375            201,342          6,619,788
   Liability for stock to be issued                             5,069,872           (201,342)         5,068,897
   (Increase) decrease in stock subscription receivable            55,175               --           (1,162,782)
   Proceeds from officer's loan                                      --                 --              188,550
   Repayment of officer's loan                                       --                 --              (38,550)
   Purchase of Treasury Stock                                        --                 --              (66,473)
   Proceeds from loan payable - equipment                            --                 --              100,133
   Repayment of loan payable - vehicle                             (9,845)            (8,878)           (41,782)
   Proceeds from loan payable - equipment                            --                 --               75,000
   Repayment of loan payable - equipment                             --                 --              (50,603)
                                                             ------------       ------------       ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES             7,844,366             (3,628)        17,669,811
                                                             ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            5,885,229           (693,496)         6,665,654

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                                           780,425          1,770,002               --
                                                             ------------       ------------       ------------

CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                            $  6,665,654       $  1,076,506       $  6,665,654
                                                             ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF
    NON-CASH ACTIVITIES:

    Common stock issued for services                         $  1,960,275       $     26,000       $  8,826,117
                                                             ============       ============       ============

    Common stock issued for services net of prepaid
      contra equity account                                  $    645,375               --         $  1,418,833
                                                             ============       ============       ============

    Common stock issued for land investment                          --                 --         $    125,800
                                                             ============       ============       ============

    Common stock issued as charitable contribution                   --                 --         $     50,000
                                                             ============       ============       ============

    Common stock Warrants issued for services                $     14,580               --         $     14,580
                                                             ============       ============       ============


                       The accompanying notes are an integral part of these financial statements.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
         -------------------------------------------------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and should be read in conjunction with the consolidated financial statements of Global Resources Corporation included in form 10-K for the year ending December 31, 2007. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that maybe expected for the year ended December 31, 2008.

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

     At the present time, the process is in a laboratory mode. There will have to be a transition from the "one batch at a time" operation, used in the laboratory to a "continuous feed" line in order to commercialize the process. A prototype one ton "continuous feed" line machine is scheduled for delivery in the second quarter 2008.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND  ORGANIZATION
         ---------------------------------------------------------------
         (CONTINUED)
         -----------

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

     To date, the Company has allocated a substantial portion of their time and investment in bring their product to the market and the raising of capital. The Company has not commenced any commercial operations as of March 31, 2008.

     On December 31, 2006, Global Resource Corporation acquired all the assets and assumed all of the liabilities of Mobilestream Oil, Inc. in exchange for; a) 11,145,255 shares of the Company's Common Stock; b) the issuance by the Company for the benefit of the holders of the 2006 series of convertible preferred stock of Mobilestream of 35,236,188 shares of the Company's own "2006 Series" in the process of designation (see "Subsequent Events" note 14 below "liquidation trust"); c) the issuance of 27,205,867 common stock purchase warrants on the basis of 1 warrant for each 3 shares of either common stock or preferred stock (the 2006 Series), exercisable at $4.75 per share for a period ending on December 31, 2008. A stockholder of Mobilestream owned 37,500,000 shares of the Company's stock which were cancelled. The total cost of the acquisition of Mobilestream has been allocated to the assets acquired and the liabilities assumed based on their fair values in accordance with SFAS 141, BUSINESS COMBINATIONS. The net asset and liabilities of Mobilestream equal approximately $2.4 million. The assets consisted of cash approximately $1,678,000, and fixed assets of $149,000 offset by liabilities of approximately $91,000.

     On September 22, 2006, the Carbon Recovery Corporation entered into a Plan and Agreement of Reorganization ("Agreement") with Global Resource Corporation. Pursuant to the Agreement, Global Resource Corporation acquired all of the assets and assumed all of the liabilities and related development stage business of Carbon Recovery Corporation in exchange for 48,688,996 common shares and the assumption of a convertible debenture and accrued interest in the amount of $120,682 by Carbon Recovery Corporation. Subsequent to the acquisition the convertible debenture was eliminated by issuing 2,681,837 of the Company's common stock. The holders of Global Resource Corporation's capital stock before the Agreement retained 72,241 shares of common stock. Prior to the Agreement, Carbon Recovery Corporation had warrants

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
         --------------------------------------------------------------
         (CONTINUED)
         -----------

     outstanding. Pursuant to the Agreement, those outstanding warrants were exchanged for outstanding warrants of Global Resource Corporation. Specifically, Global Resource Corporation issued 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. All of the warrants were originally scheduled to expire on September 21, 2007, but the Board of Directors of the Company has extended the expiration date to December 31, 2008 for Class B warrants, Class D warrants and for Class E warrants.

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

     On December 11, 2007 the company adapted the following Amendments to the Articles of Incorporation: 1) Reduce the authorized number of shares of common stock which the Company may issue from 2,000,000,000 to 200,000,000 shares. 2) Increase the authorized number of preferred shares which the Company may issue from 50,000,000 to 100,000,000. 3)Reduce the number of 2006 Series of Convertible Preferred Stock which may be converted into common stock, from 2 shares of common stock to 1/2 of 1 share of common stock for each share of 2006 Convertible Preferred Stock. 4) Indemnify the Company's directors and officers to the maximum extent permitted under the laws of the State of Nevada. 5) Limiting the liability of the Company's directors and officers to the Company, Company stockholders and creditors to the maximum extent provided under the Private Corporations Law of the State of Nevada (the "Nevada PCL"). 6) Permit the board of directors to declare reverse stock splits of our issued and outstanding shares without approval of the stockholders under section 78-2055 of the Nevada PCL.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

     At March 31, 2008, the Company maintained cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2008 the Company's uninsured cash balances total $6,424,200.

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

     BUSINESS COMBINATIONS
     ---------------------

     Effective December 31, 2006 the Company acquired all the assets and assumed all of the liabilites of Mobilestream Oil Inc. and due to the transfer of assets between entities under common control, the total cost of the acquisition of Mobilesstream has been allocated to the assets acquired and the liabilities assumed based on their fair values in accordance with SFAS 141, BUSINESS COMBINATIONS. All account amounts and shares amounts have been updated and presented to reflect the change.

     Effective July 31, 2006 the Company completed a reverse split of its common stock. All share amounts have been updated and presented to reflect the change.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
              ------------------------------------------------------

     STOCK-BASED COMPENSATION
     ------------------------

     Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company has not issued any options during the reporting periods and as such, the effect of SFAS 123R has no impact on the results of operations for the three months ended March 31, 2008 and 2007.

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


               EARNINGS (LOSS) PER SHARE OF COMMON STOCK
               -----------------------------------------
               The following is a reconciliation of the computation for basic and diluted earnings per share:

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2008         2007
                                                      ------------   -----------
                  Net loss                            ($3,613,694)    ($741,864)
                                                      ------------   -----------

                  Weighted-average common shares
                  Outstanding (Basic)                   30,743,131   25,180,668
                                                      ------------   -----------

                  Weighted-average common shares
                  Outstanding (Diluted)                 30,743,131   25,180,668
                                                      ============   ===========


     Weighted-average common stock equivalents for preferred stock convertible to 1/2 for 1 of common are 17,618,094 and warrants common stock equivalents are 13,026,076. There are also common stock purchase options equivalents totaling 200,000, these warrants and options are not part of the weighted-average outstanding common stock calculation because inclusion would have been anti-dilutive as of March 31, 2008 and 2007.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

     INVENTORIES
     -----------

     Inventory is stated at the lower of cost or market. Cost is determined using actual job costs per machine. Currently inventories consist of only work in process.

     ADVERTISING COSTS
     -----------------

     The Company will expense the costs associated with advertising as they are incurred. The Company did not incur any advertising costs for the years ended March 31, 2008 and 2007.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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


NOTE 3 - FIXED ASSETS
         ------------

     Fixed assets as of March 31, 2008 were as follows:
                                                    Estimated Useful
                                                     Lives (Years)     Amount
                                                   ----------------- ----------
         Testing Equipment                               5 - 7       $ 454,013
         Vehicles                                           5           34,425
         Office & Computer Equip.                           5           18,719
         Leasehold improvements                             3           12,195
                                                                     ----------
                                                           Total     $ 519,352
                                                                     ==========
         Less accumulated Depreciation & amortization                  157,308
                                                                     ----------
                              NET FIXED ASSETS                       $ 362,044
                                                                     ==========

     There was $20,692 and $23,282 charged to operations for depreciation expense for the three months ended March 31, 2008 and 2007, respectively.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 4 - LOAN PAYABLE - OFFICE OF COMPANY
         --------------------------------

       On November 28, 2007 the Chief Financial Officer, Jeff Andrews, lent the Company $150,000. This loan has no stated principal payment due date, interest agreement is prime plus 2%. An expense was recorded for three months based on terms stated above, interest expense will be accrued and expense monthly in the amount of $1,187 until the Company pays off the loan (see "Subsequent Events" note 14 on payment below).


NOTE 5 - LOAN PAYABLE - EQUIPMENT
         ------------------------

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

                                                                         2008
                                                                      ----------
                     Total Loans Payable                              $  82,747
                     Less current maturities                            (42,043)
                                                                      ----------
                         Long-Term payable                            $  40,704
                                                                      ==========

                     The amount of principal maturities of the
                     loans payable by years is as follows:
                                                                2008     31,118
                                                                2009     35,416
                                                                2010     16,213
                                                                      ----------
                                                                      $  82,747
                                                                      ==========


NOTE 6 - INVENTORY
         ---------

         Inventory consists of a one ton machine currently in the work in process stage.

                                               March 31, 2008    March 31, 2007
                                               --------------    --------------

                          Work in Process         $ 361,511            $ 0

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 7 - PROVISION FOR INCOME TAXES
         --------------------------

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

         At March 31, 2008 the deferred tax assets consist of the following:

                                                                      2008
                                                                 --------------
                           Deferred taxes due to net operating     $ 6,310,000
                           carryforwards
                           Less: Valuation Allowance                (6,310,000)
                                                                 --------------
                           Net Deferred Tax asset                  $        --
                                                                 --------------

       At March 31, 2008, the Company had deficits accumulated during the development stage in the approximate amount of $21,033,691 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - OPERATING LEASES
         ----------------

       The Company leases office space under a lease agreement that commenced June 1, 2006, the monthly lease payments are $5,000 per month and the leases expires on May 31, 2009. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

       Minimum lease payments under the operating lease are as follows:

                             For the periods Ending March 31      Amount

                                           2008                $        45,000
                                           2009                         21,700
                                                               ---------------
                                                               $        67,700
                                                               ===============

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 9 - ALLEVIATION OF GOING CONCERN
         ----------------------------

       At December 31, 2007, the Company reported that it had incurred substantial net losses for the years ended December 31, 2007 and 2006 and the Company had not commenced operations to have a revenue stream to support itself. These factors raised substantial doubt about the Company's ability to continue as a going concern at that time.

       During the three months ended March 31, 2008, the Company raised over $7.1 million dollars in cash through a private placement of common stock. (The Company also raised another $2 million in a private placement of common stock subsequent to the balance sheet date as described in Note
       13). With this additional capital and projected cash flow expenditures over the next twelve months, Company's management considers the facts and circumstances which raised substantial doubt about the Company's ability to continue as going concern to be alleviated.

       The Company also expects to successfully demonstrate its one ton per hour microwave reactor system by end of this second quarter 2008 and deliver the machine in the third quarter of 2008. The Company projects to have significant sales revenue and positive cash flow in the 2008 fourth quarter. In 2009, the Company also expects to continue generating positive cash flow from projected sales.

NOTE 10 - RELATED PARTY TRANSACTION
          -------------------------


       On May 17, 2007, the Company authorized the purchase of the Company stock from Lois Pringle, officer and wife of the Company's Chief Executive officer. The Company purchased 94,961 shares for $66,471 in cash.

NOTE 11 - STOCKHOLDERS' EQUITY
          --------------------

       COMMON STOCK
       ------------

       The following details the stock transactions for the three months ended March 31, 2008:

       The Company issued 2,046,226 shares of stock for $2,083,789 cash.

       The Company issued 887,500 shares of common stock in exchange for services rendered, valued at $1,960,275.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)
          --------------------------------

         PREFERRED STOCK
         ---------------

         There was no activity for the three months ended March 31, 2008 (see subsequent note 14 on conversion).


         WARRANTS
         --------

         The Company issued an additional 1,989,169 warrants, which have an exercise price of $2.00 and expire September 2009, in a private placement sale in the first quarter 2008. In addition the Company issued 6,000 warrants with a warrant price of $2.63 for services performed in first quarter, theses warrant will expire in 5 years.


         A summary of the status of the Company's outstanding stock warrants as of March 31, 2008 is as follows:

                                                                      Weighted Average
                                                         Shares        Exercise Price
                                                      -------------   -----------------
                  Outstanding at December 31, 2007      11,036,907     $          3.51

                  Granted                                1,995,169     $          2.00

                  Exercised                                      -                   -

                  Forfeited  / expired                                 $             -
                                                      -------------   -----------------

                  Outstanding at March 31, 2008         13,032,076     $          3.28
                                                      -------------   -----------------
                  Exercisable at March 31, 2008         13,032,076     $          3.28
                                                      -------------   -----------------

         In March 2005 the Company issued 200,000 of common stock purchase options (under Carbon Recovery Corporation) to the CFO, they have an exercise price of $1.00 per share and will be 100% vested on 12/31/2008. As of 03/31/2008 none were exercised.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

NOTE 12 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

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

         In June 2007 the Company entered into purchase agreement with Ingersoll Production Systems of Rockford Illinois to build one 1 ton microwave reactor system. The total purchase commitment is approximately $400,000 and the microwave reactor system is expected to be delivered by end of second quarter 2008. The Company has currently paid $350,000 as of March 31, 2008, this amount is reflected in the balance sheet as part of the Inventory - WIP.

         In October, 2007 the Company revived an Agreement which had previously expired for the sale of shares of its Common Stock to Mercatus & Partners, Limited ("Mercatus"), a private limited company organized and existing under the laws of the United Kingdom, having an address of Via
         S. Roberto Bellarmino #4, 00142 Roma, Italy. The proposed transaction was for the placement of shares of its Common Stock to a value of $2,000,000. The original agreement had expired on March 31, 2007. Following protracted discussions, on October 16, 2007 the Company agreed to revive the Agreement, with certain modifications, and the parties executed an Addendum to the original Agreement. Under the revived Agreement and Addendum, Mercatus was to have purchased shares to the total of $2,000,000 on or before November 30, 2007. The Company had deposited 2,665,666 shares of its Common Stock in escrow, with any unpurchased balance of such shares as of November 30th to be returned for cancellation. Mercatus failed to make any of the installment payments as promised and did not complete any of the purchase by November 30, 2007. The Company no longer has any confidence in Mercatus, has advised Mercatus that the Agreement has expired and will not be extended or further revived, and has demanded a return of the 2,665,666 shares which were escrowed. These shares have not been included in the outstanding shares and weighted average number of common stock share calculation.

         On March 25, 2008 the parties amended the Letter of Intent which had been entered into on December 17, 2007 between the Company and Warwick Communications, Inc. ("Warwick"), previously reported. The Letter of Intent remains non-binding and subject to final mutually agreeable documents including the License Agreement. The major change is that Warwick is to order a 5 ton per hour machine by May 30, 2008, subject still to the waivable condition precedent of a successful demonstration of the pilot plant, anticipated to be held on April 23, 2008. The total net purchase price will be $3,572,100. Payment is divided into 4 payments: (1) an initial deposit of $1,178,793 divided into a $10,000 refundable deposit to accompany the order and the balance of $1,168,793 due within 30 business days; (2) a second payment of $1,178,793 due within 3

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
          -----------------------------------------

         months of the first payment; (3) $857,304 due upon delivery and successful testing; and (4) a final payment of $357,210 due upon successful installation. Subject to Warwick's meeting of the first year's order requirement, Warwick will earn the right of first refusal for the territories of Mexico, Cuba, Venezuela, Brazil, Morocco, Panama and Trinidad & Tobago. Payment for the license continues to be by issuance of 2,000,000 shares of Warwick's Common Stock, together with 2 warrants; one to purchase 1,000,000 additional shares of Warwick's Common Stock at a price of US$.50 per share and the other to purchase 750,000 shares of Warwick's Common Stock at a price of US$1.00 per share; however, now the issuance by Warwick of its 2,000,000 shares of Common Stock in payment for the license will be subject to a one year hold and a mutual sign off by the Company, Warwick and Warwick's lessee to the effect that the machine has operated successfully for at least 90 days and that the lessee will continue its lease of such machine. Under the license, when and if issued, Warwick will be obligated to purchase one operational plant per year for the first five years with orders aggregating US$25,000,000 at the end of the 5 years.

         On December 21, 2007 the Company entered into a certain Securities Purchase agreement with Professional Offshore Opportunity Fund, Ltd. ("PROOF") pursuant to which PROOF agreed to purchase 1,250,000 shares of the Company's common stock together with warrants for additional 625,000 shares at an exercise price of $1.50 per share. The Company received $1,000,000 of the purchase price from PROOF with the balance of $250,000 being held in escrow, together with the 250,000 common stock shares being purchased pending certain future events. In addition, the Company has issued to the Escrow agent an additional 625,000 shares to be delivered to PROOF or returned to the Company, depending upon those certain future events (the "Trigger Event"). The Trigger Event will occur if (i) the Company does not file and have an effective registration statement for the Shares, Warrants and Warrant Shares by June 30, 2008 or (ii) in the event that during the period of six months from the date of Closing, the market price of the Company's Common Stock has a closing price of less than $1.00. In case of either Trigger Event, the Escrow is authorized to transfer to PROOF the 625,000 escrowed shares. In addition, PROOF may, at its option, instruct the Escrow to (i) pay over (to PROOF) the escrowed $250,000 of proceeds and (ii) return to the Company the 250,000 escrowed shares. As of March 31, 2008 shares have not been register.

         Effectively February 11, 2008, the Company entered into employment agreement with Mr. Jeff T. Kimberly as the Company's Chief Operating officer. Mr. Kimberly received a $100,000 signing bonus, his base salary will be $200,000 per year which will increase to $225,000 on August 11, 2008, his sixth month anniversary with the company. In addition to his base salary, Mr. Kimberly is eligible to receive a yearly performance bonus to be paid in the Company's common stock issued under the GRC 2008 Employee compensation plan, as well as a relocation compensation package and Company medical benefits.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 13 - IVESTMENTS AND DEPOSITS ON INVESTMENTS
          --------------------------------------

         The March 31, 2008 balance of investments and deposits, totaling $74,860, consists of a $45,000 investment in land which occurred in 2006 and a $29,860 deposit made in August of 2007 on a future lease for additional equipment. The lease deposit for equipment is expected to be returned to the Company in 2008.


NOTE 14 - SUBSEQUENT EVENTS
          -----------------

         Subsequent to the balance sheet date of March 31, the following transactions occurred:

         The company issued 5,538,573 shares of common stock for $5,538,573 in cash in the month of April, $5,069,872 of this cash was included as restricted cash and stock to be issued in the 3/31/2008 balance sheet. Also one warrant was issued for each share of common stock shares. The warrants have a $2.00 exercise price and expire 18 months from date of issuance. The Company has also received an additional $1.8 million in cash for shares of common stock and warrants stock to be issued in April.

         In April the Company paid $120,000 to the CFO, as partial payment for the loan payable from officer of Company, with the remaining balance of $30,000 is expected to be paid by year end 2008.

         In April 2008 all of the Class B Preferred Stock 1,000 shares was converted into 206,559 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..

General - Plan of Operations

On September 22, 2006 the Company acquired the assets and development stage business of Carbon Recovery Corporation. Since then the Company has continued the plan of operations developed by Carbon Recovery Corporation and in effect at the time of that acquisition. Essentially, this involves finding commercial applications for the various uses and applications of the variable microwave technology to recover hydrocarbons either from waste products (E.G., waste tires and non-metallic components of junked and wrecked vehicles) or from sources such as oil shale, oil drilling cuttings, capped wells with appropriate geological characteristics, etc. As of the date of this Form 10-Q, the Company remains a development stage company and has not yet had revenues from the application of its technology or the sale of units embodying that technology.

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

Liquidity and Working Capital

As of March 31, 2008 the Company had $1,595,782 in cash on hand and another $5,069,872 pending release from escrow upon the issuance of securities being subscribed for. Subsequent to March 31, 2008 the securities were issued and the cash was released to the Company from escrow. The cash on hand as of March 31, 2008 including the subsequently released cash is considered adequate to cover anticipated working capital requirements for approximately thirty-three (33) months. The Company is continuously engaged in reviewing, discussing, analyzing and negotiating various financing, sales and license opportunities, both in the United States and in Europe.

During the quarter ending March 31, 2008 the Company incurred inventory cost of $361,511 for its one ton machine which was not complete as of March 31, 2008.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have market risk sensitive instruments, whether instruments entered into for trading purposes or instruments entered into for other than trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods.

The Company's management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of March 31, 2008. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level.

As discussed in the Company's prior year annual report on Form 10-KSB for the year ended December 31, 2007 management's assessment identified a material weakness relating to lack of adequate segregation of duties.

The Public Company Accounting Oversight Board has defined material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected".

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the previously mentioned continuing lack of segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the "barebones" level of relevant personnel, however, certain deficiencies which are cured by separation of duties cannot be cured, but only monitored as a weakness. In 2007 the Company added three new independent members to the Board of Directors, and in 2008 the Board will form an audit committee and a compensation committee in order to enhance and strengthen controls.

Notwithstanding the existence of material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

ITEM 4(T)   CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              None.

ITEM 1A.      RISK FACTORS.

              There have been no material changes from the risk factors in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

              Information with respect to all equity securities of the Company sold during the first quarter that were not registered under the Securities Act of 1933 has been previously filed on Forms 8-K.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None

ITEM 5.       OTHER INFORMATION.

              On April 24, 2008 (as of April 17, 2008) the Company and Warwick Communications, Inc. further amended the non-binding Letter of Intent of December 17, 2007 by extending the date on which the second portion of the initial deposit, $1,168,793, which was to have been paid on or before April 25, 2008, will now be due and payable by no later than August 30, 2008. The making of the second portion of the deposit is dependent upon a successful demonstration of the pilot plant "to be held on May 23 or by or before July 15, 2008. Upon waiving the condition of the demonstration on or before July 15, 2008 or by no later than July 30 the $10,000 deposit will be advanced as non-refundable money and within thirty business days, the balance of the initial deposit of $1,168,793 will be advanced by Warwick into GRC's account, ..." The balance of the payments will be due as previously reported.

ITEM 6.       EXHIBITS.

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

                                                GLOBAL RESOURCE CORPORATION


                                                By /s/ Frank G. Pringle
                                                  ---------------------
                                                  Frank G. Pringle, Pres/CEO
Date: May 9, 2008