Form 10-Q
period 2008-06-30
Global Resource CORP
filed 2008-08-08
CIK 1128949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


    [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

           For the transition period from ___________ to ____________

                        Commission file number 000-50944

                           Global Resource Corporation
             (Exact name of registrant as specified in its charter)

          Nevada                                    84-1565820
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)

                            Bloomfield Business Park,
                          408 Bloomfield Drive, Unit 1,
                          West Berlin, New Jersey 08091
                    (Address of principal executive offices)

                                 (856) 767-5661
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer _____         Accelerated Filer _____
Non-accelerated filer   _____ (do not check if a smaller reporting company)
Smaller reporting company __X__

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,580,916 shares of common stock, par value $0.001, were outstanding at August 5, 2008.

PART 1 - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                                       GLOBAL RESOURCE CORPORATION
                                      (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED BALANCE SHEET
                                              JUNE 30, 2008


                                                                    (UNAUDITED)         (AUDITED)
                                                                    Period Ended       Year Ended
                                                                      June 30,        December 31,
                                                                        2008              2007
                                                                    ------------      ------------

                         ASSETS

CURRENT ASSETS
   Cash and Cash equivalents                                        $  4,613,193      $    780,425
   Short-term Investments                                                287,449                --
   Inventory                                                             294,980                --
                                                                    ------------      ------------

          TOTAL CURRENT ASSETS                                         5,195,622           780,425
                                                                    ------------      ------------

Fixed Assets, Net of depreciation                                        398,626           373,135
                                                                    ------------      ------------

OTHER ASSETS
   Deposits                                                               76,576            74,860
   Long-term Investments                                               3,468,860
                                                                    ------------      ------------
          TOTAL OTHER ASSETS                                           3,545,436            74,860

TOTAL ASSETS                                                        $  9,139,684      $  1,228,420
                                                                    ============      ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                         $     86,147      $    119,588
   Current portion - loan payable - equipment                             42,572            40,964
   Current portion - lease - equipment                                    10,103
   Loan Payable - to officer of company                                   30,000           150,000
   Stock to be issued                                                    465,210                --
                                                                    ------------      ------------

          TOTAL CURRENT LIABILITIES                                      634,032           310,552
                                                                    ------------      ------------

LONG-TERM LIABILITIES
   Lease - equipment, net of current portion                              20,207
   Loan payable - equipment, net of current portion                       30,071            51,629
                                                                    ------------      ------------

          TOTAL  LIABILITIES                                             684,310           362,181
                                                                    ------------      ------------

STOCKHOLDERS' EQUITY

   Preferred Stock A - $.001 par value 100,000,000 shares
     authorized, 33,445,124 issued and outstanding
     at June 30, 2008, 35,237,188 issued and outstanding
     at Dec. 31, 2007                                                     33,445            35,236

   Preferred Stock B - $.001 par value, no shares authorized
      and issued as of June 30, 2008 and 1,100 shares authorized
      and issued as Dec. 31, 2007                                                                1

   Common stock, $.001 par value; 200,000,000 shares authorized,
      46,372,288 shares issued outstanding at June 30, 2008,
      30,263,330 Shares issued and outstanding at Dec. 31, 2007           46,467            30,358

Subscription receivable                                                 (130,518)         (185,693)
Additional paid-in capital                                            43,632,695        20,497,849
Accumulated other comprehensive income                                  (142,312)
Deficit accumulated in the development stage                         (34,237,138)      (17,418,997)
                                                                    ------------      ------------
                                                                       9,202,639         2,958,754

   Treasury Stock                                                        (66,473)          (66,473)
   Prepaid Services                                                     (517,292)       (1,808,042)
   Deferred compensation                                                (163,500)         (218,000)
                                                                    ------------      ------------

          Total stockholders' equity                                   8,455,374           866,239
                                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  9,139,684      $  1,228,420
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


                                                    GLOBAL RESOURCE CORPORATION
                                                   (A Development Stage Company)
                                                 Condensed Statement of Operations
                                             (With Cumulative Totals Since Inception)
                                                            (Unaudited)


                                                            THREE MONTHS ENDED                SIX MONTHS ENDED        JULY 19, 2002
                                                       ----------------------------    ---------------------------     (INCEPTION)
                                                          June 30,         JUNE 30,       JUNE 30,       JUNE 30,           TO
                                                           2008             2007           2008            2007        JUNE 30, 2008
                                                       ------------    ------------    ------------    ------------    ------------

REVENUES                                               $         --    $         --    $         --    $         --    $         --

COST OF SALES                                                    --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                                     --              --              --            --                --
                                                       ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
    Consulting fees                                       8,759,443          20,000      11,196,318          28,239      12,618,576
    Professional fees for Legal and Accountng               341,281         149,881         545,410         324,856       1,805,598
    Investment Banking Fees and Investor Relations        2,396,850          67,754       2,559,777         127,754       8,452,035
    Other general and administrative expenses             1,720,017         394,891       2,506,802         881,279      11,062,561
    Depreciation expense                                     22,631          24,595          43,323          47,877         227,053
                                                       ------------    ------------    ------------    ------------    ------------

          TOTAL OPERATING EXPENSES                       13,240,222         657,121      16,851,630       1,410,005      34,165,823
                                                       ------------    ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                      (13,240,222)       (657,121)    (16,851,630)     (1,410,005)    (34,165,823)
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Loss on deposits, and other                                            (100,000)                       (100,000)       (172,712)
    Net realized gain / (loss) on investments                (1,194)                         (1,194)                         (1,194)
    Interest expense                                         (3,320)        (12,886)         (9,393)        (16,365)        (47,884)
    Interest income                                          40,289          10,015          44,076          24,514         150,475
                                                       ------------    ------------    ------------    ------------    ------------

          TOTAL OTHER INCOME (EXPENSE)                       35,775        (102,871)         33,489         (91,851)        (71,315)
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES              (13,204,447)       (759,992)    (16,818,141)     (1,501,856)    (34,237,138)
PROVISION FOR INCOME TAXES                                      --              --              --               --              --
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                   $(13,204,447)   $   (759,992)   $(16,818,141)   $ (1,501,856)   $(34,237,138)
                                                       ============    ============    ============    ============    ============

BASIC AND DILUTED LOSS
     PER SHARE                                         $      (0.31)   $      (0.03)   $      (0.46)   $      (0.06)
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES                                   42,450,685       25,565,553      36,596,908      25,374,174
                                                       ============    ============    ============    ============

                The accompanying notes are an integral part of these financial statements.


                                                     Global Resource Corporation
                                                    (A Development Stage Company)
                                             Condensed Statement of Stockholders' Equity
                                                           At June 30, 2008

                                        Preferred Stock              Common Stock                                        Deficit
                                    -------------------------   -------------------------                              Accumulated
                                                   Par Value                   Par Value    Additional    Discount      during the
                                     Preferred      $.001         Common        $.001         Paid-In     on Common     Development
                                      Shares       $ Amount       Shares       $ Amount       Capital       Stock         Stage
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance - July 19, 2002 (Inception)          --            --            --   $        --   $        --   $        --    $       --

Issuance of initial founders'
  shares, September 2002, net
  of subsequent cancellations                --            --     2,555,000            --            --            --            --

Shares issued for services,
  September 2002                             --            --     1,000,000            --       472,000            --            --

Shares issued for cash,
  November 2002                              --            --        29,000            --        14,500            --            --

Shares issued for services,
  November and December 2002                 --            --        13,600            --         6,800            --            --

Net loss for the period July 19,
  2002 (Inception) through
  December 31, 2002, as
  originally stated                          --            --            --            --            --            --    (2,008,508)

Prior period adjustment                      --            --            --            --            --            --     1,500,000
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2002                 --            --     3,597,600            --       493,300            --      (508,508)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Re-issuance of founders'
  shares - July 2003                         --            --     1,455,000            --            --            --            --

Shares issued for cash                       --            --       519,800            --       259,900            --            --

Issuance of subscription
  receivable from shareholders               --            --            --            --            --            --            --

Net loss for the year ended
  December 31, 2003,
  as originally stated                       --            --            --            --            --            --      (931,159)

Prior period adjustment,                     --            --            --            --            --            --       727,500
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2003                 --            --     5,572,400            --       753,200            --      (712,167)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Shares issued for cash                       --            --       917,645            --       553,105            --            --

Shares issued in exchange
  for real estate                            --            --       650,000            --       650,000            --            --

Shares issued for compensation               --            --       545,000            --       545,000            --            --

Shares issued as charitable
  contribution                               --            --        50,000            --        50,000            --            --

Initial founders' shares
  cancelled                                  --            --      (250,000)           --            --            --            --

Issuance of subscription
  receivable from shareholders               --            --            --            --            --            --            --

Net loss for the year
  ended December 31, 2004                    --            --            --            --            --            --      (672,219)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2004                 --            --     7,485,045            --     2,551,305            --    (1,384,386)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------


continued on next page
                                                                 5a

continued from previous page

                                                     Global Resource Corporation
                                                    (A Development Stage Company)
                                             Condensed Statement of Stockholders' Equity
                                                           At June 30, 2008


                                                                                            Accumulated
                                                     Contra                                    Other
                                      Deferred     Prepaid for  Subscription    Treasury    Comprehensive
                                    Compensation    Services     Receivable       Stock     Income/(Loss)     Total
                                     -----------   -----------   -----------   -----------   -----------   -----------

Balance - July 19, 2002 (Inception)  $        --   $        --    $       --            --            --            --

Issuance of initial founders'
  shares, September 2002, net
  of subsequent cancellations                 --            --            --            --            --            --

Shares issued for services,
  September 2002                              --            --            --            --            --       472,000

Shares issued for cash,
  November 2002                               --            --            --            --            --        14,500

Shares issued for services,
  November and December 2002                  --            --            --            --            --         6,800

Net loss for the period July 19,
  2002 (Inception) through
  December 31, 2002, as
  originally stated                           --            --            --            --            --    (2,008,508)

Prior period adjustment                       --            --            --            --            --     1,500,000
                                     -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2002                  --            --            --            --            --       (15,208)
                                     -----------   -----------   -----------   -----------   -----------   -----------

Re-issuance of founders'
  shares - July 2003                          --            --            --            --            --            --

Shares issued for cash                        --            --            --            --            --       259,900

Issuance of subscription
  receivable from shareholders                --            --       (14,340)           --            --       (14,340)

Net loss for the year ended
  December 31, 2003,
  as originally stated                        --            --            --            --            --      (931,159)

Prior period adjustment,                      --            --            --            --            --       727,500
                                     -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2003                  --            --       (14,340)           --            --        26,693
                                     -----------   -----------   -----------   -----------   -----------   -----------

Shares issued for cash                        --            --            --            --            --       553,105

Shares issued in exchange
  for real estate                             --            --            --            --            --       650,000

Shares issued for compensation          (545,000)           --            --            --            --            --

Shares issued as charitable
  contribution                                --            --            --            --            --        50,000

Initial founders' shares
  cancelled                                   --            --            --            --            --            --

Issuance of subscription
  receivable from shareholders                --            --       (74,240)           --            --       (74,240)

Net loss for the year
  ended December 31, 2004                     --            --            --            --            --      (672,219)
                                     -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2004            (545,000)           --       (88,580)           --            --       533,339
                                     -----------   -----------   -----------   -----------   -----------   -----------


                                                                 5b

                                                     Global Resource Corporation
                                                    (A Development Stage Company)
                                             Condensed Statement of Stockholders' Equity
                                                           At June 30, 2008


                                        Preferred Stock              Common Stock                                        Deficit
                                    -------------------------   -------------------------                              Accumulated
                                                   Par Value                   Par Value    Additional    Discount      during the
                                     Preferred      $.001         Common        $.001         Paid-In     on Common     Development
                                      Shares       $ Amount       Shares       $ Amount       Capital       Stock         Stage
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------


Shares issued for cash                       --            --       745,655            --       914,507            --            --

Shares issued to acquire
  technology                                 --            --    37,500,000            --    37,500,000   (37,500,000)           --

Remaining shares issued in
  exchange for real estate                   --            --        80,800            --        80,800            --            --

Shares issued for services                   --            --        53,500            --        53,500            --            --

Accounts payable converted
  to equity                                  --            --         1,087            --         1,087            --            --

Stock subscriptions received, net            --            --            --            --            --            --            --

Amortization of deferred
  compensation                               --            --            --            --            --            --            --

Net loss for the year ended
  December 31, 2005                          --            --            --            --            --            --    (1,291,169)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2005                 --            --    45,866,087            --    41,101,199   (37,500,000)   (2,675,555)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Shares issued for cash                       --            --     2,786,286            --     2,810,877            --            --

Stock subscriptions received, net            --            --            --            --            --            --            --

Amortization of deferred
  compensation                               --            --            --            --            --            --            --

Shares issued for services                   --            --        14,123            --        14,746            --            --

Shares issued for investment
  in land                                    --            --        22,500            --        45,000            --            --

Effect of reverse merger                     --            --        72,241        48,761   (37,669,444)   37,500,000            --

Shares issued for conversion
  of debt                                    --            --     2,681,837         2,682       118,000            --            --

Shares issued for consulting                 --            --        25,000            25        49,975            --            --

Shares issued for merger
  with Mobilestream Inc                      --            --    11,145,255        11,145     2,842,136            --       (10,498)

Cancellation of shares for
  merger with Mobilestream Inc               --            --   (37,500,000)      (37,500)       37,500            --            --

Preferred convertible stock
  issued for merger with
  Mobilestream 2 for 1
  convertible into common            35,236,188   $    35,236            --            --       468,138            --            --

Net loss for the year ended
  December 31, 2006                          --            --            --            --            --            --    (4,246,058)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2006         35,236,188   $    35,236    25,113,329   $    25,113   $ 9,818,127   $        --   $(6,932,111)
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========


continued on next page
                                                                 6a

continued from previous page



                                                     Global Resource Corporation
                                                    (A Development Stage Company)
                                             Condensed Statement of Stockholders' Equity
                                                           At June 30, 2008


                                                                                             Accumulated
                                                      Contra                                    Other
                                       Deferred     Prepaid for  Subscription    Treasury    Comprehensive
                                     Compensation    Services     Receivable       Stock     Income/(Loss)     Total
                                      -----------   -----------   -----------   -----------   -----------   -----------


Shares issued for cash                         --            --            --            --            --       914,507

Shares issued to acquire
  technology                                   --            --            --            --            --            --

Remaining shares issued in
  exchange for real estate                     --            --            --            --            --        80,800

Shares issued for services                     --            --            --            --            --        53,500

Accounts payable converted
  to equity                                    --            --            --            --            --         1,087

Stock subscriptions received, net              --            --        10,398            --            --        10,398

Amortization of deferred
  compensation                            109,000            --            --            --            --       109,000

Net loss for the year ended
  December 31, 2005                            --            --            --            --            --    (1,291,169)
                                      -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2005             (436,000)           --       (78,182)           --            --       411,462
                                      -----------   -----------   -----------   -----------   -----------   -----------

Shares issued for cash                         --            --            --            --            --     2,810,877

Stock subscriptions received, net              --            --      (582,511)           --            --      (582,511)

Amortization of deferred
  compensation                            109,000            --            --            --            --       109,000

Shares issued for services                     --            --            --            --            --        14,746

Shares issued for investment
  in land                                      --            --            --            --            --        45,000

Effect of reverse merger                       --            --            --            --            --      (120,683)

Shares issued for conversion
  of debt                                      --            --            --            --            --       120,682

Shares issued for consulting                   --            --            --            --            --        50,000

Shares issued for merger
  with Mobilestream Inc                        --            --            --            --            --     2,842,783

Cancellation of shares for
  merger with Mobilestream Inc                 --            --            --            --            --            --

Preferred convertible stock
  issued for merger with
  Mobilestream 2 for 1
  convertible into common                      --            --            --            --            --       503,374

Net loss for the year ended
  December 31, 2006                            --            --            --            --            --    (4,246,058)
                                      -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2006          $  (327,000)  $        --   $  (660,693)  $        --            --   $ 1,958,672
                                      ===========   ===========   ===========   ===========   ===========   ===========




                                                                 6b

                                                     Global Resource Corporation
                                                    (A Development Stage Company)
                                             Condensed Statement of Stockholders' Equity
                                                           At June 30, 2008


                                        Preferred Stock              Common Stock                                        Deficit
                                    -------------------------   -------------------------                              Accumulated
                                                   Par Value                   Par Value    Additional    Discount      during the
                                     Preferred      $.001         Common        $.001         Paid-In     on Common     Development
                                      Shares       $ Amount       Shares       $ Amount       Capital       Stock         Stage
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Shares issued for cash                       --            --     1,519,564         1,520     1,166,941            --            --

Shares issued for Stock to be
  issued (liability)                         --            --       186,822           187       201,156            --            --

Stock subscriptions received, net            --            --            --            --            --            --            --

Amortization of deferred
  compensation                               --            --            --            --            --            --            --

Shares issued for services                   --            --     2,613,576         2,613     6,331,050            --            --

Shares issued for services
  & Prepaid in Equity                        --            --       925,000           925     2,580,576            --            --

Treasury Stock                               --            --       (94,961)           --            --            --            --

Perferred Shares issued for
  settlement of services                  1,000             1            --            --       399,999            --            --

Net loss for the year ended
  December 31, 2007                          --            --            --            --            --            --   (10,486,886)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2007         35,237,188   $    35,237    30,263,330   $    30,358   $20,497,849   $        --  $(17,418,997)
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

Shares issued for cash                       --            --     2,046,226         2,046     2,081,743            --            --

Stock subscriptions received, net            --            --            --            --            --            --            --

Amortization of deferred
  compensation                               --            --            --            --            --            --            --

Shares issued for services                   --            --       887,500           888     1,959,387            --            --

Shares issued for services
  & Prepaid in Equity                        --            --            --            --            --            --            --

Treasury Stock                               --            --            --            --            --            --            --

Warrants issued for services                 --            --            --            --        14,580            --            --

Net loss for the period ended
  March 31, 2008                             --            --            --            --            --            --    (3,613,694)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2008            35,237,188   $    35,237    33,197,056   $    33,292   $24,553,559   $        --  $(21,032,691)
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========


continued on next page

                                                                 7a

continued from previous page


                                                     Global Resource Corporation
                                                    (A Development Stage Company)
                                             Condensed Statement of Stockholders' Equity
                                                           At June 30, 2008


                                                                                            Accumulated
                                                     Contra                                    Other
                                      Deferred     Prepaid for  Subscription    Treasury    Comprehensive
                                    Compensation    Services     Receivable       Stock     Income/(Loss)     Total
                                     -----------   -----------   -----------   -----------   -----------   -----------

Shares issued for cash                        --            --            --            --            --     1,168,461

Shares issued for Stock to be
  issued (liability)                          --            --            --            --            --       201,343

Stock subscriptions received, net             --            --       475,000            --            --       475,000

Amortization of deferred
  compensation                           109,000            --            --            --            --       109,000

Shares issued for services                    --            --            --            --            --     6,333,663

Shares issued for services
  & Prepaid in Equity                         --    (1,808,042)           --            --            --       773,459

Treasury Stock                                --            --            --       (66,473)           --       (66,473)

Perferred Shares issued for
  settlement of services                      --            --            --            --            --       400,000

Net loss for the year ended
  December 31, 2007                           --            --            --            --            -    (10,486,886)
                                     -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2007         $ (218,000)   $(1,808,042)  $ (185,693)   $   (66,473)           --   $   866,239
                                     ===========   ===========   ===========   ===========   ===========   ===========

Shares issued for cash                        --            --            --            --            --     2,083,789

Stock subscriptions received, net             --            --        55,175            --            --        55,175

Amortization of deferred
  compensation                            27,250            --            --            --            --        27,250

Shares issued for services                    --            --            --            --            --     1,960,275

Shares issued for services
  & Prepaid in Equity                         --       645,375            --            --            --       645,375

Treasury Stock                                --            --            --            --            --            --

Warrants issued for services                  --            --            --            --            --        14,580

Net loss for the period ended
  March 31, 2008                              --            --            --            --            --    (3,613,694)
                                     -----------   -----------   -----------   -----------   -----------   -----------

Balance at March 31, 2008            $ (190,750)   $(1,162,667)  $  (130,518)  $   (66,473)  $        --   $ 2,038,989
                                     ===========   ===========   ===========   ===========   ===========   ===========



                                                                 7b





                                                     Global Resource Corporation
                                                    (A Development Stage Company)
                                             Condensed Statement of Stockholders' Equity
                                                           At June 30, 2008


                                        Preferred Stock              Common Stock                                        Deficit
                                    -------------------------   -------------------------                              Accumulated
                                                   Par Value                   Par Value    Additional    Discount      during the
                                     Preferred      $.001         Common        $.001         Paid-In     on Common     Development
                                      Shares       $ Amount       Shares       $ Amount       Capital       Stock         Stage
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Shares issued for cash                       --            --     7,291,803         7,292     7,833,973            --            --

Preferred stock B - converted
  to common                              (1,000)           (1)      206,559           207          (206)           --            --
Preferred stock A - converted
  to common stock                    (1,791,064)       (1,791)      895,532           895           896            --            --

Amortization of deferred
  compensation                               --            --            --            --            --            --            --

Shares issued for services                   --            --     4,781,338         4,781    11,229,678            --            --

Shares issued for services
  & Prepaid in Equity                        --            --            --            --            --            --            --

Treasury Stock                               --            --            --            --            --            --            --

Warrants issued for services                 --            --            --            --        14,795            --            --

Other comprehensive income -
  net unrealized gain / (loss)               --            --            --            --            --            --            --

Net loss for the period ended
  June 30, 2008                              --            --            --            --            --            --   (13,204,447)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2008             33,445,124   $    33,445    46,372,288   $    46,467   $43,632,695   $        --  $(34,237,138)
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========



continued on next page

                                                                 8a

continued from previous page


                                                     Global Resource Corporation
                                                    (A Development Stage Company)
                                             Condensed Statement of Stockholders' Equity
                                                           At June 30, 2008


                                                                                             Accumulated
                                                      Contra                                    Other
                                       Deferred     Prepaid for  Subscription    Treasury    Comprehensive
                                     Compensation    Services     Receivable       Stock     Income/(Loss)     Total
                                      -----------   -----------   -----------   -----------   -----------   -----------

Shares issued for cash                         --            --            --            --            --     7,841,265

Preferred stock B - converted
  to common                                    --            --            --            --            --            (0)
Preferred stock A - converted
  to common stock                              --            --            --            --            --            --

Amortization of deferred
  compensation                             27,250            --            --            --            --        27,250

Shares issued for services                     --            --            --            --            --    11,234,459

Shares issued for services
  & Prepaid in Equity                          --       645,375            --            --            --       645,375

Treasury Stock                                 --            --            --            --            --            --

Warrants issued for services                   --            --            --            --            --        14,795

Other comprehensive income -
  net unrealized gain / (loss)                 --            --            --            --      (142,312)     (142,312)

Net loss for the period ended
  June 30, 2008                                --            --            --            --            --   (13,204,447)
                                      -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2008              $  (163,500)  $  (517,292)  $  (130,518)  $   (66,473)  $  (142,312)  $ 8,455,374
                                      ===========   ===========   ===========   ===========   ===========   ===========


                                                                 8b

                                                   GLOBAL RESOURCE CORPORATION
                                                  (A Development Stage Company)
                                                Condensed Statement of Cash Flows
                                            (With Cumulative Totals Since Inception)
                                                           (Unaudited)

                                                                                    SIX MONTHS ENDED              July 19, 2002
                                                                               -----------------------------       (INCEPTION)
                                                                                JUNE 30,           JUNE 30,             TO
                                                                                  2008               2007          JUNE 30, 2008
                                                                               ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $(16,818,141)     $ (1,501,856)     $(34,237,138)
                                                                               ------------      ------------      ------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
   Depreciation                                                                      43,323            47,877           226,365
   Preferred stock issued for services                                                   --                --           400,000
   Common stock issued for services                                              13,194,734            26,000        20,834,034
   Common stock Warrants issued for services                                         29,375                --            29,375
   Amortization of deferred compensation                                             54,500            54,500           381,750
   Allowance reserve for note payable                                                                                   650,000
   Loss on sale of fixed asset                                                                             --            11,775
   Loss on real estate                                                                                     --            87,035
   Common stock issued as charitable contribution                                                                        50,000

CHANGES IN ASSETS AND LIABILITIES
   (Increase) in Inventory                                                         (294,980)               --          (294,980)
   (Increase) decrease in deposits                                                   (1,716)          100,000            68,424
   (Increase) in notes receivable                                                                         --           (650,000)
   (Increase) in prepaid expenses                                                                    (250,000)               --
   (Decrease) in accounts payable                                                   (33,441)          (13,872)         (252,118)
                                                                               ------------      ------------      ------------
          TOTAL ADJUSTMENTS                                                      12,991,795           (35,495)       21,541,660
                                                                               ------------      ------------      ------------

          NET CASH USED IN OPERATING ACTIVITIES                                  (3,826,346)       (1,537,351)      (12,695,478)
                                                                               ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                         (38,504)           (2,733)         (640,656)
   Proceeds from sale of Fixed assets                                                                                    34,200
   Proceeds from sale of real estate                                                                       --           617,864
   Purchase of  Investment funds                                                 (4,045,113)               --        (4,190,113)
   Proceeds from sale of Investmetn funds                                           146,492                             146,492
   Investment in real estate, net                                                        --                --           (80,800)
                                                                               ------------      ------------      ------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (3,937,125)           (2,733)       (4,113,013)
                                                                               ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                                              9,925,054           162,961        14,818,899
   Issuance of equity securities and paid-in capital for merger and other         1,290,750           201,842         7,265,163
   Liability for stock to be issued                                                 465,210          (201,342)          464,235
   (Increase) decrease in stock subscription receivable                              55,175            15,000        (1,162,782)
   Proceeds from Debenture financing activity                                                        400,000
   Proceeds from officer's loan                                                                                         188,550
   Repayment of officer's loan                                                     (120,000)               --          (158,550)
   Purchase of Treasury Stock                                                                         (66,473)          (66,473)
   Proceeds from loan payable - equipment                                                                               100,133
   Repayment of loan payable - vehicle                                              (19,950)          (17,987)          (51,887)
   Proceeds from loan payable - equipment                                                                                75,000
   Repayment of loan payable - equipment                                                                                (50,603)
                                                                               ------------      ------------      ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                              11,596,239           494,001        21,421,684
                                                                               ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              3,832,768        (1,046,083)        4,613,193

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                                                             780,425         1,770,002                --
                                                                               ------------      ------------      ------------

CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                                              $  4,613,193      $    723,919      $  4,613,193
                                                                               ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF
    NON-CASH ACTIVITIES:

    Common stock issued for services                                           $ 13,194,734      $     26,000      $ 20,060,576
                                                                               ============      ============      ============

    Common stock issued for services net of prepaid contra equity account      $  1,290,750                        $  2,064,208
                                                                               ============      ============      ============

    Total Common stock issued for services & prepaid contra equity account     $ 14,485,484                        $ 22,124,784
                                                                               ============      ============      ============

    Common stock issued for land investment                                                                        $    125,800
                                                                               ============      ============      ============

    Common stock issued as charitable contribution                                                                 $     50,000
                                                                               ============      ============      ============

    Common stock Warrants issued for services                                  $     29,375                        $     29,375
                                                                               ============      ============      ============

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION


     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and should be read in conjunction with the consolidated financial statements of Global Resources Corporation included in form 10-K for the year ending December 31, 2007. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that maybe expected for the year ended December 31, 2008.

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

     At the present time, the process is in a laboratory mode. There will have to be a transition from the "one batch at a time" operation, used in the laboratory to a "continuous feed" line in order to commercialize the process. A prototype one ton "continuous feed" line machine is scheduled for delivery in the third quarter 2008.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 1 -  BASIS OF PRESENTATION AND NATURE OF BUSINESS AND  ORGANIZATION
          (CONTINUED)

     The Company is currently offering three models: one which disposes of five tons per hour, one which disposes of ten tons per hour and one which disposes of fifteen tons per hour. The Company is soliciting orders and has issued various proposals to prospective customers.

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

     To date, the Company has allocated a substantial portion of its time and investment in bring its product to the market and the raising of capital. The Company has not commenced any commercial operations as of June 30, 2008.

     On December 31, 2006, Global Resource Corporation acquired all the assets and assumed all of the liabilities of Mobilestream Oil, Inc. in exchange for; a) 11,145,255 shares of the Company's Common Stock; b) the issuance by the Company for the benefit of the holders of the 2006 series of convertible preferred stock of Mobilestream of 35,236,188 shares of the Company's own "2006 Series" in the process of designation c) the issuance of 27,205,867 common stock purchase warrants on the basis of 1 warrant for each 3 shares of either common stock or preferred stock (the 2006 Series), exercisable at $4.75 per share for a period ending on December 31, 2008. The total cost of the acquisition of Mobilestream has been allocated to the assets acquired and the liabilities assumed based on their historical cost in accordance with SFAS 141, BUSINESS COMBINATION,(PARAGRAPHS D11 -D18), entities under common control. The net asset and liabilities of Mobilestream equal approximately $2.0 million. The assets consisted of primarily cash approximately $1,678,000 and fixed assets of $149,000 offset by liabilities of approximately $91,000. Mobilestream owned 37,500,000 shares of Carbon Recovery Corporation which was acquired by the Company (see paragraph below), these shares were cancelled upon the acquisition of Mobilestream by the Company.

     On September 22, 2006, the Carbon Recovery Corporation entered into a Plan and Agreement of Reorganization ("Agreement") with Global Resource Corporation. Pursuant to the Agreement, Global Resource Corporation acquired all of the assets and assumed all of the liabilities and related development stage business of Carbon Recovery Corporation in exchange for 48,688,996 common shares and the assumption by Carbon Recovery Corporation of a convertible debenture and accrued interest in the amount of $120,682, subsequent the convertible debenture was eliminated by issuing 2,681,837 of the Company's common stock. The holders of Global Resource Corporation's capital stock before the Agreement retained 72,241 shares of common stock.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
        (CONTINUED)

     Prior to the Agreement, Carbon Recovery Corporation had warrants outstanding. Pursuant to the Agreement, those outstanding warrants were exchanged for outstanding warrants of Global Resource Corporation. Specifically, Global Resource Corporation issued 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. All of the warrants originally schedule to expire on September 21, 2007, but the Board of directors of the Company has extended the expiration date to December 31, 2008 for Class B, Class D warrants and for Class E warrants.

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

     On December 11, 2007 the company adopted the following Amendments to the Articles of Incorporation: 1) Reduce the authorized number of shares of common stock which the Company may issue from 2,000,000,000 to 200,000,000 shares. 2) Increase the authorized number of preferred shares which the Company may issue from 50,000,000 to 100,000,000. 3)Reduce the number common shares into which share of 2006 Series of Convertible preferred stock which is convertable into common stock, from 2 shares of common stock to 1/2 of 1 share of common stock for each share of 2006 Convertible Preferred stock. 4) Indemnify the Company's directors and officers to the maximum extent permitted under the laws of the State of Nevada. 5) Limit the liability of the Company's directors and officers to the Company, our stockholders and creditors to the maximum extent provided under the Private Corporations Law of the State of Nevada (the "Nevada PCL"). 6) Permit the board of directors to declare reverse stock splits of our issued and outstanding shares without approval of the stockholders under section 78-2055 of the Nevada PCL.

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

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



     At June 30, 2008, the Company maintained cash and cash equivalent balances at four financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2008 the Company's uninsured cash balances total $4,280,400.

     SHORT-TERM INVESTMENTS

     Cash in excess of operating requirements is invested in certificates of deposits with an original maturity of greater than three months. (See note #15 for detail valuation)

     INVESTMENTS IN MARKETABLE SECURITIES

     Investments in marketable equity securities, all of which are classified as available for sale, are carried at their market value. Investments with a maturity date greater than three months but less than twelve months are included in short-term investments. Investments in equity stocks and bonds with a maturity date greater than twelve months are considered also available for sale and are carried at their market value in Long-term Investments on the balance sheet. The unrealized gains or losses of these investments are recorded directly to stockholders' equity and any realized gains or losses are recognized in income. (See note #15 for detail valuation)

     START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

     INCOME TAXES

     Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. (see note #7 for detail)

     BUSINESS COMBINATIONS

     Effective December 31, 2006 the Company completed a merger with Mobilestream Corp. and due to the transfer of assets between entities under common control, the total cost of the acquisition of Mobilesstream has been allocated to the assets acquired and the liabilities assumed based on their historical costs in accordance with SFAS 141, BUSINESS COMBINATIONS, PARAGRAPHS D11 - D18, entities under common control. All account amounts and shares amounts have been updated and presented to reflect the change.

     Effective July 31, 2006 the Company completed a reverse split of its common stock. All share amounts have been updated and presented to reflect the change.

     STOCK-BASED COMPENSATION

     Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. The Company accounts for stock grants and stock options issued for services and compensation by employees under fair value method. The Company determined the fair market value of the options/warrants under the Black-Sholes pricing model. Stock grants to employees are value at the fair market value date of issuance.

     For non-employee, stock grants are value at the value of service or fair market value of the company's stock on the date of stock issuance whichever is more readily determinable.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



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

     RECLASSIFICATIONS

     Certain amounts for the quarter ended June 30, 2007 have been reclassified in the comparative financial statements to be comparable to the presentation for the quarter ended June 30, 2008. These reclassifications had no effect on net loss.


     EARNINGS (LOSS) PER SHARE OF COMMON STOCK

     The following is a reconciliation of the computation for basic and diluted earnings per share:

                                                    Six Months Ended
                                                        June 30,
                                             -------------------------------
                                                2008                2007
                                             ------------      ------------
          Net loss                           ($16,818,141)     ($ 1,501,856)
                                             ------------      ------------

          Weighted-average common shares
          Outstanding (Basic)                  36,596,908        25,374,174
                                             ------------      ------------

          Weighted-average common shares
          Outstanding (Diluted)                36,596,908        25,374,174
                                             ============      ============


Weighted-average common stock Equivalents for preferred stock convertible to 1/2 for 1 of common are 15,827,030 and warrants common stock equivalents are 20,118,979. There are also common stock purchase options equivalents totaling 200,000, these warrants and options are not part of the weighted-average outstanding common stock calculation because inclusion would have been anti-dilutive as of June 30, 2008 and 2007.

INVENTORIES

Inventory is stated at the lower of cost or market. Cost is determined using actual job costs per machine. Currently inventories consist of only work in process.

ADVERTISING COSTS

The Company will expense the costs associated with advertising as they are incurred. The Company did not incur any advertising costs for the years ended June 30, 2008 and 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), BUSINESS COMBINATIONS, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



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

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning January 1, 2009, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

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


NOTE 3 - FIXED ASSETS

Fixed assets as of June 30, 2008 were as follows:

                                                      Estimated
                                                     Useful Lives
                                                       (Years)          Amount
                                                     -------------     --------
          Testing Equipment                              5 - 7        $454,013
          Vehicles                                         5            34,425
          Office & Computer Equip.                         5            41,997
          Leasehold improvements                           3            17,820
          Phone Equipment - leased                         3            30,310
                                                                      --------
                                                        Total         $578,565
                                                                      ========
          Less accumulated Depreciation & amortization                 179,939
                                                                      --------
                               NET FIXED ASSETS                       $398,626
                                                                      ========

There was $43,323 and $47,877 charged to operations for depreciation expense for the six months ended June 30, 2008 and 2007, respectively.

NOTE 4 - LOAN PAYABLE - OFFICER OF THE COMPANY

On November 28, 2007 the Chief Financial Officer, Jeffery J. Andrews, loaned the Company $150,000 at a interest rate of prime plus 2%. This loan has no stated principal payment due date. In April 2008 the Company repaid $120,000. The remaining balance of $30,000 is expected to be paid by year end 2008. Interest expense will be accrued and expensed monthly until the company pays off the loan.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



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

                                        2008
                                      --------
          Total Loans Payable         $ 72,643
          Less current maturities      (42,572)
                                      --------
              Long-Term payable       $ 30,071
                                      ========

          The amount of principal maturities of the loans payable by years is as follows:

                           2008      21,014
                           2009      35,416
                           2010      16,213
                                    -------
                                    $72,643
                                    =======

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



NOTE 6 - INVENTORY

Inventory consists of a one ton machine currently in the work in process stage. Modifications to the original design have been made to improve efficiencies. It was determine that these modification made some inventory WIP obsolete, so a charge of $303,449 was charged to R & D expense and WIP inventory was reduced in the second quarter 2008.

                                       June 30, 2008           June 30, 2007
                                       -------------           -------------

          Work in Process                $ 294,980                  $ 0


NOTE 7 - PROVISION FOR INCOME TAXES

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

At June 30, 2008 the deferred tax assets consist of the following:

                                                       2008
                                                   ------------
          Deferred taxes due to  net operating     $ 10,271,000
            carryforwards
          Less: Valuation Allowance                 (10,271,000)
                                                   ------------
          Net Deferred Tax asset                   $         --
                                                   ------------

At June 30, 2008, the Company had deficits accumulated during the development stage in the approximate amount of $34,237,138 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



NOTE 8 - CAPITAL LEASES

In June 2006 the Company entered into a three year capital lease related to the purchase of new phone equipment. The monthly lease payments are $1,293 per month. As of June 30, 2008 the minimum lease payments under the capital lease are as follows:

          For the periods Ending June 30      Amount
                                             -------
                       2008                  $ 7,758
                       2009                  $15,516
                       2010                  $15,516
                       2011                  $ 7,758
                                             -------
                                             $46,548
                                             =======

NOTE 9 - OPERATING LEASES

The Company leases office space under a lease agreement that commenced June 1, 2006, the monthly lease payments are $5,000 per month and the leases expires on May 31, 2009. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

Minimum lease payments under the operating lease are as follows:

          For the periods Ending June 30      Amount
                                             -------
                       2008                  $30,000
                       2009                   21,700
                                             -------
                                             $51,700
                                             =======

NOTE 10 - ALLEVIATION OF GOING CONCERN

At December 31, 2007, the Company reported that it had incurred substantial net losses for the years ended December 31, 2007 and 2006 and the Company had not commenced operations to have a revenue stream to support itself. These factors raised substantial doubt about the Company's ability to continue as a going concern at that time.

During the six months ended June 30, 2008, the Company has raised over $9 million dollars in cash through a private placement of common stock. With this additional capital and projected cash flow expenditures over the next twelve months, Company's management considers the facts and circumstances which raised substantial doubt about the Company's ability to continue as going concern to be alleviated.

The Company currently has $4.9 million in cash & cash equivalents and short-term investments. $3.5 million in debt securities in long-term investments (see note #15). If the Company did not raise any additional cash as of June 30, 2008 it would still have funds available to meet its cash operating expenses and inventory & capital expenditures requirements. Cash operating expenses are projected to be $1 million a quarter, a $4 million total for the twelve month period following the date of financial statements being reported upon. Inventory and other capital expenditures for twelve month period is projected to be $1 million, for a total cash expenditure of $5 million for the twelve month period following the date of financial statements being reported upon.

The Company also expects to successfully demonstrate its one ton per hour microwave reactor system by end of the fourth quarter 2008 and deliver the machine in the fourth quarter of 2008. In 2009, the Company also expects to generate significant positive cash flow from projected sales.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 11 - RELATED PARTY TRANSACTION

On May 17, 2007, the Company authorized the purchase of the Company stock from Lois Pringle, officer and wife of the Company's Chief Executive officer. The Company purchased 94,961 shares for $66,471 in cash.

NOTE 12 - STOCKHOLDERS' EQUITY

COMMON STOCK

The following details the stock transactions for the three months ended June 30, 2008:

The Company issued 7,291,803 shares of stock for $7,841,265 cash.

The Company issued 4,781,338 shares of common stock in exchange for services rendered, valued at $11,234,459.

PREFERRED STOCK

The following details the stock transactions for the three months ended June 30, 2008:

In April 2008 all of the Preferred stock B, 1,000 shares was converted into 206,559 shares of common stock.

In June, CEO, President Frank Pringle converted 1,791,064 shares of Preferred stock A into 895,532 shares of common stock. Preferred stock A has rights to convert 2 shares of preferred into one share of the Company's common stock, no other rights are attached.

WARRANTS

The Company issued an additional 7,080,904 warrants, which have an exercise price of $2.00 and expire December 2009, in a private placement sale in the second quarter 2008. In addition the Company issued 6,000 warrants with a warrant price of $2.83 for services performed in first quarter, theses warrant will expire in 5 years.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the status of the Company's outstanding stock warrants as of June 30, 2008 is as follows:

                                                             Weighted Average
                                                 Shares      Exercise Price
                                                ----------   ---------------

          Outstanding at December 31, 2007      11,036,907     $     3.51

          Granted                                9,082,072     $     2.00

          Exercised                                     --             --

          Forfeited  / expired                                 $       --
                                               -----------     ----------

          Outstanding at June 30, 2008          20,118,979     $     2.83
                                               -----------     ----------
          Exercisable at June 30, 2008          20,118,979     $     2.83
                                               -----------     ----------


In March 2005 the Company issued 200,000 of common stock purchase options (under Carbon Recovery Corporation) to the CFO. They have an exercise price of $1.00 per share and will be 100% vested as of 12/31/2008. As of 06/30/2008 none had been exercised.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



NOTE 13 - COMMITMENTS AND CONTINGENCIES

On May 21, 2008 the Board of Directors approved a consulting agreement with its President and CEO, Frank G. Pringle. Under the consulting agreement Mr. Pringle will provide consulting services on a management and executive level to the Company as an independent contractor, not an employee, on an as-needed basis with respect to the business of the Company. This consulting agreement replaces prior employment agreement and is effective as of January 1, 2008. Under this consulting agreement Mr. Pringle is entitled to an annual fee of $378,000 for years 2008 and 2009, and $448,000 in years 2010 and 2011. The term of the agreement is tied to the patent property rights which Mr. Pringle owns. For complete details of the contract see the company's form 8-K filed with the SEC on May 21, 2008. In 2005 in addition to his base salary the Company granted Mr. Pringle 540,000 shares of restricted common stock valued at $545,000. This common stock vests to Mr. Pringle over a five-year period and is expensed in the financial statements at a rate of $27,250 a quarter until December 31, 2009.

In June 2007 the Company entered into purchase agreement with Ingersol Production Systems of Rockford, Illinois to build one 1-ton microwave reactor system. The total purchase commitment is approximately $600,000 the microwave reactor system is expected to be completed in fourth quarter 2008. The Company has currently paid approximately $400,000 as of June 30, 2008, this amount is reflected in the balance sheet as part of the Inventory - WIP and in the income statement as R & D expense. In addition to Ingersol Production systems there are various other suppliers with which the Company has purchase commitments with, these purchase commitment are approximately $300,000 and the Company has paid approximately 200,000 as of June 30, 2008, these amounts are also reflected in the financial statements as Inventory - WIP.

In the October, 2007 the Company revived an Agreement which had previously expired for the sale of shares of its Common Stock to Mercatus & Partners, Limited ("Mercatus"), a private limited company organized and existing under the laws of the United Kingdom, having an address of Via S. Roberto Bellarmino #4, 00142 Roma, Italy. The proposed transaction was for the placement of shares of its Common Stock to a value of $2,000,000. The original agreement had expired on March 31, 2007. Following protracted discussions, on October 16, 2007 the Company agreed to revive the Agreement, with certain modifications, and the parties executed an Addendum to the original Agreement. Under the revived Agreement and Addendum, Mercatus was to have purchased shares to the total of $2,000,000 on or before November 30, 2007. The Company had deposited 2,665,666 shares of its Common Stock in escrow, with any unpurchased balance of such shares as of November 30th to be returned for cancellation. Mercatus failed to make any of the installment payments as promised and did not complete any of the purchase by November 30, 2007. The Company no longer has any confidence in Mercatus, has advised Mercatus that the Agreement has expired and will not be extended or further revived, and has demanded a return of the 2,665,666 shares which were escrowed. These shares have not been included in the outstanding shares and weighted average number of common stock share calculation. (See Subsequent events note #15 return of stock certificates.)

On March 25, 2008 the parties amended the Letter of Intent which had been entered into on December 17, 2007 between the Company and Warwick Communications, Inc. ("Warwick"), previously reported. The Letter of Intent remains non-binding and subject to final mutually agreeable documents including the License Agreement. The major change is that Warwick is to order a 5 ton per hour machine by May 30, 2008, subject still to the waivable condition precedent of a successful demonstration of the pilot plant, anticipated to be held on April 23, 2008. The total net purchase price will be $3,572,100. Payment is divided into 4 payments: (1) an initial deposit of $1,178,793 divided into a $10,000 refundable deposit to accompany the order and the balance of $1,168,793 due within 30 business days; (2) a second payment of $1,178,793 due within 3 months of the first payment; (3) $857,304 due upon delivery and successful testing; and (4) a final payment of $357,210 due upon successful installation. Subject to Warwick's meeting of the first year's order requirement, Warwick will earn the right of first refusal for the territories of Mexico, Cuba, Venezuela, Brazil, Morocco, Panama and Trinidad & Tobago. Payment for the license continues to be by issuance of 2,000,000 shares of Warwick's Common Stock, together with 2 warrants; one to purchase 1,000,000 additional shares of Warwick's Common Stock at a price of US$.50 per share and the other to purchase 750,000 shares of Warwick's Common Stock at a price of US$1.00 per share; however, now the issuance by Warwick of its 2,000,000 shares of Common Stock in payment for the license will be subject to a one year hold and a mutual sign off by the Company, Warwick and Warwick's lessee to the effect that the machine has operated successfully for at least 90 days and that the lessee will continue its lease of such machine. Under the license, when and if issued, Warwick will be obligated to purchase one operational plant per year for the first five years with orders aggregating US$25,000,000 at the end of the 5 years. (See Subsequent events note #16 termination of Warwick agreement.)

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



On December 21, 2007 the Company entered into a certain Securities Purchase agreement with Professional Offshore Opportunity Fund, Ltd. ("PROOF") pursuant to which PROOF agreed to purchase 1,250,000 shares of the Company's common stock together with warrants for additional 625,000 shares at an exercise price of $1.50 per share. The Company received $1,000,000 from PROOF with the balance of $250,000 being held in escrow, together with the 250,000 common stock shares being purchased pending certain future events. In addition, the Company has issued to the Escrow an additional 650,000 shares to be delivered to PROOF or returned to the Company, depending upon those certain future events (the "Trigger Event"). The Trigger Event occurred because the Company did not get an effective registration statement for the Shares, Warrants and Warrant Shares by June 30, 2008. In June PROOF authorized its option to purchase from the escrow the 250,000 shares for $250,000. The Company also had to issue 650,000 shares from the escrow account to PROOF which was expensed in June 2008.

Effective February 11, 2008, the Company entered into employment agreement with Mr. Jeffrey T. Kimberly as the Company's Chief Operating officer. Mr. Kimberly received a $100,000 signing bonus, his base salary will be $200,000 per year which will increase to $225,000 on August 11, 2008, his sixth month anniversary with the company. In addition to his base salary, Mr. Kimberly is eligible to receive a yearly performance bonus to be paid in the Company's common stock issued under the GRC 2008 Employee compensation plan, as well as a relocation compensation package and Company medical benefits.

In May 2008, the Company entered into employment agreement with Mr. Wayne J. Koehl as Executive Vice President. Mr. Koehl base salary will be $160,000 per annum, increasing to $200,000 as of November 5, 2008, the contract is for five years. He will receive a signing bonus of 100,000 shares of the Company's common stock along with automobile allowance and fringe benefits.

NOTE 14 - DEPOSITS

The June 30, 2008 balance of Deposits, totaling $76,576, consists of a $45,000 investment in land which occurred in 2006, $29,860 deposit made in August of 2007 on a future lease for additional equipment and the balance of $1,716 lease deposit for offices. The lease deposit for equipment is expected to be returned to the Company in 2008.

NOTE 15 - INVESTMENTS -SHORT-TERM AND LONG-TERM


Cash in excess of operating requirements is invested in notes, bonds and equity securities.

The following table summarizes the Company's marketable securities investments as of June 30, 2008:
                                                                      Unrealized
                                                        Fair Market     gain /
                                               Cost        Value       (Loss)
                                             ---------   ---------   ----------
        SHORT-TERM INVESTMENTS
            Certificates of Deposits           288,000     287,449        (551)
                                             =========   =========   =========

        LONG-TERM INVESTMENTS
            Fixed-rate capital securities      125,000     124,450        (550)
            Corporate Bonds                  1,554,211   1,504,831     (49,281)
            Preferred Stocks                 1,931,411   1,839,580     (91,830)
                                             ---------   ---------   ---------

                  TOTAL LONG-TERM INV.       3,610,622   3,468,860    (141,761)
                                             =========   =========   =========


The unrealized gains or losses of these investments total $142,312, they are recorded directly to stockholders' equity and any realized gains or losses are recognized in income.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



NOTE 16 - SUBSEQUENT EVENTS

Subsequent to the balance sheet date of June 30, 2008 the following transactions occurred:

The company issued 465,210 shares of common stock for $465,210 in cash in the month of July, $465,210 of this cash was included as cash and stock to be issued in the June 30th balance sheet. Also one warrant was issued for each common stock shares, the warrants have a $2.00 exercise price and expire 18 months from date of issuance.

On July 14, 2008 the Company cancelled the previously reported Amended Letter of Intent which it had entered into with Warwick Communications, Inc. on December 17, 2007 and which had been amended on March 25, 2008. No definitive agreement had been entered into and no license, as contemplated in the Letter of Intent, was issued. Warwick's deposit of $10,000 is being returned. (See Note 13 above)

As of July 14, 2008 the Company has been delivered back the two certificates previously held in escrow for Mercatus & Partners. (See Forms 8-K filed October 16, 2007 and December 18, 2007). The certificates received represented 888,889 shares and 1,776,777 shares of the Company's Common Stock, respectively. These shares have been cancelled. (See Note 13 above)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL - PLAN AND RESULTS OF OPERATIONS

         We have had no revenues from operations since the closing of the asset acquisitions of Carbon Recovery Corporation in September 2006 and Mobilestream Oil, Inc. in December 2006. There was no change in this situation during the quarter, as we had no revenue from operations in the three months ended June 30, 2008. All revenues we received from operations prior to September 2006 were derived from lines of business unrelated to our current activities, and in which we no longer have any ownership interest or other participation.

         We have financed our operations principally through private sales of equity securities and convertible notes and debentures. In 2007 we raised net proceeds of $1,168,461 through the sale of 1,519,564 shares of our common stock. During the three months ended June 30, 2008, we raised $7,833,973 from the sale of 7,291,803 shares of our common stock in private placements, in addition to the $2,081,743 raised from the sale of common stock in private placements during the three months ended on March 31, 2008. We expect to continue to raise funds through the private sale of equity or convertible debt in our Company during the remainder of 2008, but as yet no terms have been established for the sale of such debt and equity and there can be no assurance we will be successful in raising required capital.

         In June 2007, we entered into a purchase agreement with a manufacturing facility in the Midwest for the manufacture of our first GRFR model 1 ton microwave reactor automotive shredded residual (ASR) processing machine, which we expect to be completed by September 30, 2008. This machine is designed to apply our microwave technology to the decomposition of tires as waste and to retrieve usable and saleable components therefrom in the form of carbon, electricity, and gas. We have paid $400,000 of the total $600,000 due under this agreement. We have also entered into similar agreements with other suppliers. We have paid approximately $200,000 of the $300,000 due under all of these agreements as of June 30, 2008.

         We have begun our marketing efforts in various industry sectors. We have hired dedicated sales and marketing personnel including the previously announced addition during the quarter of Executive Vice President Wayne Koehl. We have submitted several proposals to build one or more forms of microwave reactor ASR processing machines with varying processing speeds. We expect to sign our first contract for a GRFR 10-ton microwave reactor ASR processing machine by the end of the year.

         We have entered into exclusive distributorship and sales representative agreements with several companies. Each agreement is limited in the type of equipment and process that is the subject of the exclusive arrangement, geographical area, duration and commissions or other payment terms for sourcing potential customers for our equipment. Under each agreement, a distributor or other representative is paid only from the proceeds we receive from an actual sale or lease transaction. We have seen activity during the quarter by these companies and are hopeful that it will result in sales or leases of equipment.

         We also intend to consider the development of additional machines and equipment using our core technology in areas outside of the tire recycling industry, but we will require the assistance of outside capital equity investments on a large scale, or we will need to align ourselves with joint venture or strategic alliance partners in order to have the funds available to exploit these other potential applications. In each such arrangement we will be required to share our revenues from sale of our products with the other party to the arrangement. The methods, terms and amounts of these arrangements may vary greatly for each such transaction. One such alliance is currently under discussion, but the terms including revenue sharing and funding, have not been finalized. In the proposal, the other company would fund research and development of a machine for application in an area of the petroleum recovery sector using our technology in return for which it will have a five year exclusive right to market and sell the machines if the product is commercially successful.


LIQUIDITY AND WORKING CAPITAL

         As of June 30, 2008 the Company had $8,369,502 in cash and investments. Of this amount, $4,613,193 was in cash and cash equivalents, $287,449 in short-term investments and $3,468,860 in marketable securities characterized as long term investments. The Company's cash and investments as of June 30, 2008 is considered adequate to cover anticipated working capital requirements for approximately thirty (30) months. The Company is continuously engaged in reviewing, discussing, analyzing and negotiating various financing, sales and license opportunities, both in the United States and in Europe.

         During the three months ended June 30, 2008, we raised $7,833,973 from the sale of 7,291,803 shares of our common stock in private placements, in addition to the $2,081,743 raised from the sale of common stock in private placements during the three months ended on March 31, 2008. We expect to continue to raise funds through the private sale of convertible equity or debt in our Company during the remainder of 2008, but as yet no terms have been established for the sale of such debt and equity and there can be no assurance we will be successful in raising required capital.

         We estimate that we can satisfy our current operational cash requirements and will not have to raise additional funds during the next thirty
(30) months. Our assessment of our cash needs, however, is based on assumptions concerning the rate of our cash expenses, the technological and engineering challenges in the development of our products, the projected development times, the equipment construction and testing trials required along with their projected timetable, the demand for our product and the costs of product sales, and the receipt of orders for our products. Our actual operations may be affected by increases in our operating expenses, increases in our payroll and staff related matters, technological or engineering difficulties, deviation from the timetables for experimentation and testing trials, unexpected regulatory problems, delays in receipt and acceptance of orders for our machines, low demand for our products or the effects of competition.

         We also intend to consider the development of additional machines and equipment using our core technology in areas outside of the tire recycling industry, but we will require the assistance of outside capital equity investments on a large scale, or we will need to align ourselves with joint venture or strategic alliance partners in order to have the funds available to exploit these other potential applications.


CAPITAL RESOURCES

We have commitments of approximately $300,000 for future purchases of equipment.


ITEM 4.  CONTROLS AND PROCEDURES.

         The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods.

         The Company's management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities

Exchange Act of 1934 Rules 13a-15(e)) as of June 30, 2008. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level.

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

         There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the previously mentioned continuing lack of segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the thin staffing levels of relevant personnel, however, certain deficiencies which could be cured by separation of duties cannot be cured, but only monitored as a weakness. In 2007, the Company added three new independent members to the Board of Directors. During the quarter, the Board formed an audit committee which should help to enhance and strengthen controls.

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


ITEM 4(T)   CONTROLS AND PROCEDURES.

The information and the report provided in Item 4(T) of the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2008, filed on May 5, 2008, is hereby incorporated by reference and there are no material changes to the information provided on that filing.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 30, 2008, the Company issued 650,000 shares of common stock of the Company to an equity fund pursuant to a securities purchase agreement in payment for $1,358,500. The issuance of the shares was considered exempt pursuant to
Section 4(2) of the Securities Act of 1933 as amended.

All other information with respect to sales of all equity securities of the Company during the second quarter that were not registered under the Securities Act of 1933 has been previously filed on Forms 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Stockholders held on May 21, 2008, the stockholders of the Company elected four directors of the Company, approved an Employee's Incentive Stock Option Program, and ratified the appointment of Bagell, Josephs, Levine & Company, LLC as the independent auditors of the Company for the fiscal year ended December 31, 2008. The descriptions of each of these proposals provided in the Company's Definitive Proxy Statement on Schedule 14A filed on April 23, 2008 is incorporated herein by reference.

         Mr. Frank G. Pringle, Mr. Jeffrey J. Andrews, Mr. Frederick A. Clark, Ms. Kim Thorne O'Brien and Mr. Jonathan L. Simon were elected to serve as directors at the meeting. The voting results were as listed below:

         ------------------- ----------------- --------------- -----------------
         NAME                  VOTES IN FAVOR   VOTES AGAINST    VOTES WITHHELD
         ------------------- ----------------- --------------- -----------------
         Frank G. Pringle       97,865,511        104,682            67,579
         Jeffrey J. Andrews     97,973,883         94,845           140,045
         Frederick A. Clark     97,789,274         93,431           146,068
         Kim Thorne O'Brien     97,791,770         78,049           158,253
         Jonathan L. Simon      97,775,538         89,255           163,979
         ------------------- ----------------- --------------- -----------------


         The shareholders voted 93,872,343 shares for, 154,841 shares against, 41,954 shares withheld for the adoption of the Employee's Incentive Stock Option Program. The shareholders voted 97,864,392 shares for, 68,097 shares against, 96,283 shares withheld for the ratification of the appointment of Bagell, Josephs, Levine & Company, LLC as the independent auditors of the Company for the fiscal year ended December 31, 2008.

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

                                            GLOBAL RESOURCE CORPORATION


                                            By /s/ Frank G. Pringle
                                               ---------------------
                                               Frank G. Pringle,
                                               President/CEO


Date: August 8, 2008