Form 10-Q
period 2008-09-30
Global Resource CORP
filed 2008-11-12
CIK 1128949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2008

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

           For the transition period from ___________ to ____________

                        Commission file number: 000-50944

                           Global Resource Corporation
             (Exact name of registrant as specified in its charter)

                   Nevada                                     84-1565820
(State or other jurisdiction of incorporation                (IRS Employer
               or organization)                            Identification No.)

                            Bloomfield Business Park,
                          408 Bloomfield Drive, Unit 3,
                          West Berlin, New Jersey 08091
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: ___________ shares of common stock, par value $0.001, were outstanding at ________, 2008.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                            GLOBAL RESOURCE CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED BALANCE SHEET
                                                SEPTEMBER 30, 2008

                                                                                   (UNAUDITED)        (AUDITED)
                                            ASSETS                                 PERIOD ENDED      YEAR ENDED
                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       2008              2007
                                                                                   ------------      ------------
                                                                                                       (Restated)
CURRENT ASSETS
   Cash and Cash equivalents                                                       $  3,809,491      $    780,425
   Short-term Investments                                                               287,933                --
   Prepaid Services                                                                          --         1,808,042
   Inventory                                                                                 --                --
                                                                                   ------------      ------------
          TOTAL CURRENT ASSETS                                                        4,097,424         2,588,467
                                                                                   ------------      ------------

Fixed Assets, Net of depreciation                                                     1,119,785           373,135
                                                                                   ------------      ------------

OTHER ASSETS
   Deposits                                                                              73,639            74,860
   Long-term Investments                                                              2,672,100                --
                                                                                   ------------      ------------
          TOTAL OTHER ASSETS                                                          2,745,739            74,860

TOTAL ASSETS                                                                       $  7,962,948      $  3,036,462
                                                                                   ============      ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                        $     66,154      $    119,588
   Current portion - loan payable - equipment                                            41,619            40,964
   Current portion - lease - equipment                                                    9,154                --
   Loan Payable -  to officer of company                                                     --           150,000
   Stock to be issued                                                                   747,976                --
                                                                                   ------------      ------------

          TOTAL CURRENT LIABILITIES                                                     864,903           310,552
                                                                                   ------------      ------------

LONG-TERM LIABILITIES
   Lease - equipment, net of current portion                                             18,167                --
   Loan payable - equipment, net of current portion                                      20,696            51,629
                                                                                   ------------      ------------

          TOTAL LIABILITIES                                                             903,766           362,181
                                                                                   ------------      ------------

STOCKHOLDERS' EQUITY
   Preferred Stock  A - $.001 par value 100,000,000 shares authorized,
     5,000 issued issued and outstanding at September 30, 2008,
     35,237,188 issued and  outstanding at Dec. 31, 2007                                      5            35,236
   Preferred Stock  B - $.001 par value, no shares authorized and issued as of September 30, 2008 and 1,000 shares authorized
     and issued at Dec. 31, 2007                                                             --                 1
   Common stock, $.001 par value; 200,000,000 shares authorized,
     67,523,189 shares issued and 60,828,228 outstanding at
     September 30, 2008, 30,358,291 Shares issued and 30,263,330
     outstanding at Dec. 31, 2007                                                        67,523            30,358
   Subscription receivable                                                                   --          (185,693)
   Additional paid-in capital                                                        47,938,902        20,279,849
   Accumulated other comprehensive income                                              (961,327)               --
   Deficit accumulated in the development stage                                     (38,269,448)      (17,418,997)
                                                                                   ------------      ------------
                                                                                      8,775,655         2,740,754

   Treasury Stock                                                                    (1,716,473)          (66,473)
                                                                                   ------------      ------------

          TOTAL STOCKHOLDERS' EQUITY                                                  7,059,182         2,674,281
                                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  7,962,948      $  3,036,462
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



                                                     GLOBAL RESOURCE CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                  CONDENSED STATEMENT OF OPERATIONS
                                              (WITH CUMULATIVE TOTALS SINCE INCEPTION)
                                                             (UNAUDITED)


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED          (Restated)
                                                      -----------------------------   -----------------------------  JULY 19, 2002
                                                                       (Restated)                     (Restated)      (INCEPTION)
                                                      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,        TO
                                                          2008            2007            2008            2007        SEPT. 30, 2008
                                                      -------------   -------------   -------------   -------------   -------------

REVENUES                                              $          --   $          --   $          --   $          --   $          --

COST OF SALES                                                    --              --              --              --              --
                                                      -------------   -------------   -------------   -------------   -------------

GROSS PROFIT                                                     --              --              --              --              --
                                                      -------------   -------------   -------------   -------------   -------------
OPERATING EXPENSES
    Professional fees -Consulting, legal, other             293,879         205,486      12,035,607         558,581      14,718,053
    Investment Banking Fees and investor relations        3,097,901         170,683       5,657,678         298,437      11,549,936
    Other general and administrative expenses               486,591       2,362,322       2,601,723       3,194,165      10,931,795
    Research and Development                                177,172          38,461         612,165         135,774       1,021,582
                                                      -------------   -------------   -------------   -------------   -------------

          TOTAL OPERATING EXPENSES                        4,055,543       2,776,952      20,907,173       4,186,957      38,221,366
                                                      -------------   -------------   -------------   -------------   -------------

LOSS BEFORE OTHER INCOME (EXPENSE)                       (4,055,543)     (2,776,952)    (20,907,173)     (4,186,957)    (38,221,366)
                                                      -------------   -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
    Loss on deposits, and other                                                                            (100,000)       (172,712)
    Net realized gain / (loss) on investments               (42,038)                        (43,232)                        (43,232)
    Interest expense                                         (5,031)         (3,008)        (14,424)        (19,373)        (52,915)
    Interest income                                          70,302           7,262         114,378          31,776         220,777
                                                      -------------   -------------   -------------   -------------   -------------

          TOTAL OTHER INCOME (EXPENSE)                       23,233           4,254          56,722         (87,597)        (48,082)
                                                      -------------   -------------   -------------   -------------   -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES               (4,032,310)     (2,772,698)    (20,850,451)     (4,274,554)    (38,269,448)

PROVISION FOR INCOME TAXES                                       --              --              --              --              --
                                                      -------------   -------------   -------------   -------------   -------------
NET LOSS APPLICABLE TO COMMON SHARES                  $  (4,032,310)  $  (2,772,698)  $ (20,850,451)  $  (4,274,554)  $ (38,269,448)
                                                      =============   =============   =============   =============   =============

BASIC AND DILUTED LOSS
     PER SHARE                                        $       (0.08)  $       (0.11)  $       (0.49)  $       (0.17)
                                                      =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES                                    53,273,853      26,145,531      42,221,919      25,634,118
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



                                                 GLOBAL RESOURCE CORPORATION
                                                (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENT OF CASH FLOWS
                                          (WITH CUMULATIVE TOTALS SINCE INCEPTION)
                                                         (UNAUDITED)


                                                                                  NINE MONTHS ENDED              (Restated)
                                                                           ------------------------------     JULY 19, 2002
                                                                                              (Restated)       (INCEPTION)
                                                                           SEPTEMBER 30,     SEPTEMBER 30,          TO
                                                                              2008              2007         SEPTEMBER 30, 2008
                                                                           ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $(20,850,451)     $ (4,274,554)      (38,269,448)
                                                                           ------------      ------------      ------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
   Depreciation                                                                  70,104            72,222           234,904
   Preferred stock issued for services                                                0           400,000           400,000
   Common stock issued for services                                          15,487,123            26,000        22,417,833
   Amortization of Prepaid common stock issued for services from 2007         1,808,042         1,797,522         2,581,500
   Common stock Warrants issued for services                                     85,375                              85,375
   Amortization of deferred compensation                                         81,750            81,750           408,750
   Allowance reserve for note payable                                                --                             650,000
   Loss on sale of fixed asset                                                                      2,141            11,775
   Loss on real estate                                                                                              212,935
   Common stock issued as charitable contribution                                                                    50,000
   Retained deficit from merger under common control (Mobilestream)                                                1,494,658

CHANGES IN ASSETS AND LIABILITIES
   (Increase) in Inventory                                                           --                --                --
   (Increase) decrease in deposits                                                1,221            70,140             1,221
   (Increase) in notes receivable                                                                                  (650,000)
   (Increase) in prepaid expenses                                                    --          (250,000)               --
   (Decrease) in accounts payable                                               (53,434)           27,911           170,324
                                                                           ------------      ------------      ------------

          TOTAL ADJUSTMENTS                                                  17,480,181         2,227,686        28,069,275
                                                                           ------------      ------------      ------------

          NET CASH USED IN OPERATING ACTIVITIES                              (3,370,270)       (2,046,868)      (10,200,173)
                                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets - Equipment & machinery                             (38,504)           (9,033)         (473,666)
   Purchase of fixed assets - Construction in progress protoype machine         (745,818)                           (745,818)
   Proceeds from sale of Fixed assets                                                              27,000            34,200
   Proceeds from sale of real estate                                                 --                             617,864
   Purchase of  Investment funds                                             (4,586,333)               --        (4,716,193)
   Proceeds from sale of Investment funds                                       664,973                             664,973
   Cash acquired with merger under common control (Mobilestream)                                                   1,678,362
   Investment in real estate, net                                                    --                --           (80,800)
                                                                           ------------      ------------      ------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (4,705,682)           17,967        (3,021,078)
                                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                                         12,137,256           163,461        17,829,601
   Liability for stock to be issued                                             747,976                           1,059,123
   Proceeds from stock subscription receivable                                                                     1,060,000
   (Increase) decrease in stock subscription receivable                          55,175           445,000        (1,190,517)
   Proceeds from Debenture financing activity
   Proceeds from officer's loan                                                                                     188,550
   Repayment of officer's loan                                                 (150,000)               --          (188,550)
   Purchase of Treasury Stock                                                (1,650,000)          (66,473)       (1,716,473)
   Proceeds from loan payable - equipment                                        (5,111)                             96,205
   Repayment of loan payable - vehicle                                          (30,278)          (27,575)         (107,197)
                                                                           ------------      ------------      ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                          11,105,018           514,413        17,030,742
                                                                           ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          3,029,066        (1,514,488)        3,809,491

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                                                         780,425         1,770,002                --
                                                                           ------------      ------------      ------------

CASH AND CASH EQUIVALENTS
  - END OF PERIOD                                                          $  3,809,491      $    255,514      $  3,809,491
                                                                           ============      ============      ============

SUPPLEMENTAL DISCLOSURES:
  CASH ACTIVITIES:
    INTEREST PAID                                                          $      9,793      $     11,661      $  50,670.00
    INCOME TAX PAID                                                        $         --      $         --      $         --
  NON-CASH ACTIVITIES SEE FOOTNOTE 16


                          The accompanying notes are an integral part of these financial statements.

                                                           4


                                                    GLOBAL RESOURCE CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       AT SEPTEMBER 30, 2008

                                                                               (Restated)     DEFICIT            (Restated)
                      PREFERRED STOCK                  COMMON STOCK            ADDITIONAL    ACCUMULATED
                ----------------------------    ---------------------------
                PREFERRED     PAR VALUE $.001     COMMON      PAR VALUE $.001   PAID-IN       DURING THE          DEFERRED
                  SHARES         $ AMOUNT        SHARES         $ AMOUNT        CAPITAL     Development STAGE   COMPENSATION
                -----------    -------------    ----------    -------------    ----------    ---------------    ------------

BALANCE -
JULY 19, 2002
(INCEPTION)                                            --      $        --     $      --    $           --      $        --

Issuance of
initial
founders'
shares,
September 9,
2002, net of
subsequent
cancellations                                   2,555,000               --            --                --               --

Common stock
issued for
services
rendered, in
September
2002, at
$0.472 per
share                                           1,000,000               --       472,000                --               --

Common stock
issued for
cash,
November 2002
at $0.50 per
share                                              29,000               --        14,500                --               --

Common stock
issued for
services
rendered, in
November and
December
2002, at
$0.50 per
share                                              13,600               --         6,800                --               --

Net loss for
the period
July 19, 2002
(Inception)
through
December 31,
2002, as
originally
stated                                                 --               --            --        (2,008,508)              --

Prior period
adjustment,
Note 17                  --               --           --               --            --          1,500,000              --
                -----------    -------------    ----------    -------------    ---------     ---------------    ------------

BALANCE AT
DECEMBER 31,
2002                     --               --    3,597,600               --       493,300          (508,508)              --
                -----------    -------------    ----------    -------------    ---------     ---------------    ------------



Re-issuance
of founders'
shares - July
2003                                            1,455,000               --            --                --               --

Common stock
issued for
cash, from
January to
December 2003
at $0.50 per
share                                             519,800               --       259,900                --               --

Issuance of
subscription
receivable
from
shareholders                                           --               --            --                --               --

Net loss for
the year
ended
December 31,
2003, as
originally
stated                                                 --               --            0-          (931,159)              --

Prior period
adjustment,
Note 17                  --               --           --               --            0-            727,500              --
                -----------    -------------    ----------    -------------    ---------     ---------------    ------------

BALANCE AT
DECEMBER 31,
2003                     --               --    5,572,400               --       753,200          (712,167)              --
                -----------    -------------    ----------    -------------    ---------     ---------------    ------------




Common stock
issued for
cash, from
January to
December 2004
at $0.6027
per share                                         917,645               --       553,105                --               --

Common stock
issued in
exchange for
real estate
in Aug. and
Sept. 2004 at
$1.00 per
share                                             650,000               --       650,000                --               --

Common stock
issued for
compensation
on October
12, 2004 at
$1.00 per
share                                             545,000               --       545,000                --         (545,000)

Common stock
issued as
charitable
contribution
on October
12, 2004 at
$1.00 per
share                                              50,000               --        50,000                --               --

Initial
founders'
shares
cancelled on
October 28,
2004                                             (250,000)              --            --                --               --

Issuance of
subscription
receivable
from
shareholders                                           --               --            --                --               --

Net loss for
the year
ended
December 31,
2004                     --               --           --               --            --          (672,219)              --
                -----------    -------------    ----------    -------------    ---------     ---------------    ------------

BALANCE AT
DECEMBER 31,
2004                     --               --    7,485,045               --     2,551,305        (1,384,386)        (545,000)
                -----------    -------------    ----------    -------------    ---------     ---------------    -----------




Common stock
issued for
cash, from
January to
December 2005
at $1.2264
per share
average for
year                                              745,655               --       914,507                --               --

Common stock
issued to
acquire
technology
with zero
value                                          37,500,000               --            --                --               --

Common stock
issued in
exchange for
real estate
on January
18, 2005 at
$1.00 per
share                                              80,800               --       80,800                 --               --

Common stock
issued for
services
rendered, in
Sept., Oct.
and November
2005, at
$1.00 per
share                                              53,500               --        53,500                --               --

Common stock
issued for
payment of
debts on
March 11, 2005
at $1.00 per
share                                               1,087               --         1,087                --               --

Stock
subscriptions
received, net                                          --               --            --                --               --

Amortization
of deferred
compensation                                           --               --            --                --          109,000

Net loss for
the year
ended
December 31,
2005                     --               --           --               --            --        (1,291,169)              --
                -----------    -------------   ----------     -------------    ---------     ---------------    ------------

BALANCE AT
DECEMBER 31,
2005                     --               --   45,866,087               --     3,601,199        (2,675,555)        (436,000)
                -----------    -------------   ----------     -------------    ---------     ---------------    -----------



Common stock
issued for
cash, from
January to
December 2006
at $1.0088
per share
average for
year                                            2,786,286               --     2,810,877                --               --

Stock
subscriptions
received, net                                          --               --            --                --               --

Reclass
deferred
compensation
due adoption
SFAS 123R                                                                       (436,000)                           436,000

Amortization
of deferred
compensation                                           --               --       109,000                --

Common stock
issued for
services
rendered, on
September 22,
2006, at
$1.044 per
share                                              14,123               --        14,746                --               --

Common stock
issued in
exchange for
investment in
real estate
in September
2006 at $2.00
per share                                          22,500               --        45,000                --               --

Effect of
reverse
merger
September 23,
2006                                               72,241           48,761      (169,444)               --               --

Common stock
issued for
conversion of
debt on
September 23,
2005 at
$0.045 per
share                                           2,681,837            2,682       118,000                --               --

Common stock
issued for
services
rendered, on
September 23,
2006, at
$2.00 per
share                                              25,000               25        49,975                --               --

Common stock
issued for
merger with
Mobilestream Oil,
Inc. on
December 31,
2006, at
$0.255 per
share                                          11,145,255           11,145     2,842,136           (10,498)

Cancellation
of shares for
merger with
Mobilestream Oil,
Inc.                                           (37,500,000)        (37,500)        37,500

Preferred
convertible
stock issued
for merger
with
Mobilestream.
2 for 1
convertible
into common,
on December
31, 2006         35,236,188    $     435,236                                     468,138

Net loss for
the year
ended
December 31,
2006                     --               --           --               --            --        (4,246,058)              --
                -----------    -------------    ---------     ------------     ---------     -------------      -----------

BALANCE AT
DECEMBER 31,
2006             35,236,188    $      35,236   25,113,329      $    25,113    $9,491,127     $  (6,932,111)     $        --
                 ==========    =============   ==========      ===========    ==========     ==============     ============



Common stock
shares issued
for cash:

Common stock
issued for
cash in March
2007, at
$0.30 per
share                                              17,500               17         5,233

Common stock
issued for
cash from
April to June
30, 2007, at
$0.32 per
share,
Regulation S
offering                                          499,564              500       157,711

Common stock
issued for
cash on
October 25,
2007, at
$2.00 per
share                                               2,500                3         4,997

Common stock
issued for
cash on
December 20,
2007, at
$1.00 per
share                                           1,000,000            1,000       999,000

Common stock
issued for
Stock to be
issued
(liability)
on March 7,
2007, at
$1.0777 per
share                                             186,822              187       201,156

Stock
subscriptions
received, net                                          --               --            --                --               --

Amortization
of deferred
compensation                                                                     109,000

Common Stock
Shares issued
for services
rendered:

Common stock
issued for
services
rendered, on
March 19,
2007, at
$1.00 per
share                                               5,000                5         4,995

Common stock
issued for
services
rendered, on
March 19,
2007, at
$0.50 per
share                                              20,000               20         9,980

Common stock
issued for
services
rendered, on
March 20,
2007, at
$0.50 per
share                                              11,000               11        10,989

Common stock
issued for
services
rendered, on
April 20,
2007, at
$1.38 per
share                                             250,000              250       344,750

Common stock
issued for
services
rendered, on
May 30, 2007,
at $1.05 per
share                                               3,417                3         3,301

Common stock
issued for
services
rendered, on
June 1, 2007,
at $1.36 per
share                                             194,500              195       264,325

Common stock
issued for
services
rendered, on
July 9, 2007,
at $1.00 per
share                                               4,700                5         4,695

Common stock
issued for
services
rendered, on
July 18,
2007, at
$0.80 per
share                                              37,500               37        29,963

Common stock
issued for
services
rendered, on
August 1,
2007, at
$4.43 per
share                                             100,000              100       442,900

Common stock
issued for
services
rendered, on
August 19,
2007, at
$4.50 per
share                                             250,000              250     1,124,750

Common stock
issued for
services
rendered, on
August 30,
2007, at
$2.27 per
share                                               3,745                4         8,496

Common stock
issued for
services
rendered, on
August 30,
2007, at
$0.69 per
share                                              30,041               30        20,698

Common stock
issued for
services
rendered, on
August 31,
2007, at
$3.41 per
share                                               1,000                1         3,409

Common stock
issued for
services
rendered, on
August 31,
2007, at
$3.41 per
share                                              10,000               10        34,090

Common stock
issued for
services
rendered, on
October 1,
2007, at
$2.60 per
share                                             300,000              300       779,700

Common stock
issued for
services
rendered, on
October 9,
2007, at
$2.69 per
share                                              47,579               48       127,702

Common stock
issued for
services
rendered, on
October 22
2007, at
$1.86 per
share                                              50,000               50        92,950

Common stock
issued for
services
rendered, on
October 29
2007, at
$2.25 per
share                                             150,000              150       337,350

Common stock
issued for
services
rendered, on
November 9,
2007, at
$3.23 per
share                                             130,000              130       419,770

Common stock
issued for
services
rendered, on
November 19,
2007, at
$3.50 per
share                                              50,000               50       174,950

Common stock
issued for
services
rendered, on
November 26,
2007, at
$3.01 per
share                                              30,000               30        90,270

Common stock
issued for
services
rendered, on
December 3,
2007, at
$2.00 per
share                                              45,094               45        89,955

Common stock
issued for
services
rendered, on
December 4,
2007, at
$3.15 per
share                                              50,000               50       157,450

Common stock
issued for
services
rendered, on
December 11,
2007, at
$2.50 per
share                                             200,000              200       499,800

Common stock
issued for
services
rendered, on
December 17,
2007, at
$1.446 per
share                                             400,000              400       578,051

Common stock
issued for
services
rendered, on
December 17,
2007, at
$2.50 per
share                                             100,000              100       249,900

Common stock
issued for
services
rendered, on
December 18,
2007, at
$3.02 per
share                                              50,000               50       150,950

Common stock
issued for
services
rendered, on
December 21,
2007, at
$3.00 per
share                                              40,000               40       119,960

Common stock
issued for
services
rendered, on
December 27,
2007, at
$3.10 per
share                                              50,000               50       154,950

Common stock
issued for
services
rendered, on
March 19,
2007, at
$0.50 per
share

Common stock
issued for
services
rendered, on
March 19,
2007, at
$0.50 per
share

Common stock Shares
issued for services
rendered classified as
Prepaid:

Common stock
issued for
services
rendered, on
August 31,
2007, at
$3.41 per
share
recorded as
prepaid                                           350,000              350     1,193,150

Common stock
issued for
services
rendered, on
September 14,
2007, at
$2.29 per
share
recorded as
prepaid                                           150,000              150       343,350

Common stock
issued for
services
rendered, on
October 02,
2007, at
$2.47 per
share
recorded as
prepaid                                           350,000              350       864,150

Common stock
issued for
services
rendered, on
October 02,
2007, at
$2.40 per
share
recorded as
prepaid                                            75,000               75       179,926


Treasury
Stock                                             (94,961)

Perferred
Shares issued
for
settlement of
services              1,000                1                                      399,999

Net loss for
the period
ended
December 31,
2007                     --               --           --               --            --       (10,486,886)              --
                -----------    -------------    ---------      -----------     ---------     ---------------    ------------

BALANCE AT
DECEMBER 31,
2007             35,237,188    $      35,237   30,263,330      $    30,358   $20,279,849    $  (17,418,997)    $         --
                ===========    =============   ==========      ===========    ==========    ===============    ============



Common stock
shares issued
for cash:

Common stock
issued for
cash on
February 19,
2008, at
$2.00 per
share                                              17,000               17        33,983

Common stock
issued for
cash on March
5, 2008, at
$1.61 per
share                                              31,057               31        49,969

Common stock
issued for
cash on March
18, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                             850,669              851       849,818

Common stock
issued for
cash on March
26, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                           1,138,500            1,138     1,137,362

Common stock
issued for
cash on March
26, 2008, at
$1.18 per
share                                               9,000                9        10,611

Common Stock
subscriptions received,
net Jan. to March 2008

Amortization
of deferred
compensation                                                                      27,250

Common stock
shares issued
for services
rendered:

Common stock
issued for
services
rendered, on
February 1,
2008, at
$2.95 per
share                                             100,000              100       294,900

Common stock
issued for
services
rendered, on
February 6,
2008, at
$2.63 per
share                                             150,000              150       394,350

Common stock
issued for
services
rendered, on
February 13,
2008, at
$2.39 per
share                                              12,500               13        29,862

Common stock
issued for
services
rendered, on
February 15,
2008, at
$2.42 per
share                                              20,000               20        48,380

Common stock
issued for
services
rendered, on
February 28,
2008, at
$2.15 per
share                                              25,000               25        53,725

Common stock
issued for
services
rendered, on
February 29,
2008, at
$2.19 per
share                                             175,000              175       383,075

Common stock
issued for
services
rendered, on
March 14,
2008, at
$2.10 per
share                                               5,000                5        10,495

Common stock
issued for
services
rendered, on
March 18,
2008, at
$1.60 per
share                                              30,000               30        47,970

Common stock
issued for
services
rendered, on
March 19,
2008, at
$1.60 per
share                                              20,000               20        31,980

Common stock
issued for
services
rendered, on
March 31,
2008, at
$1.90 per
share                                             350,000              350       664,650


Common Stock
Warrants
issued for
services
(BOD) on
February 7,
2008, at
$2.429                                                                            14,580

Net loss for
the period
ended March
31, 2008                 --               - -          --               --            --        (3,613,694)              --
                -----------    -------------    ---------      -----------     ---------     -------------      ------------

BALANCE AT
MARCH 31, 2008   35,237,188    $      35,237   33,197,056      $    33,292   $24,362,809    $  (21,032,691)    $         --
                ===========    =============   ==========      ===========    ==========    ==============     ============



Common stock
shares issued
for cash:

Common stock
issued for
cash on April
1, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                           3,387,980            3,388     3,384,593

Common stock
issued for
cash on April
11, 2008, at
$1.11 per
share, non-US
citizens
investment
group                                           1,929,775            1,930     2,148,662

Common stock
issued for
cash on April
25, 2008, at
$1.19 per
share, non-US
citizens
investment
group                                           1,487,139            1,487     1,771,366

Common stock
issued for
cash on May
15, 2008, at
$1.10 per
share                                              39,100               39        42,891

Common stock
issued for
cash on June
12, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                             236,909              237       236,672

Common stock
issued for
cash on June
23, 2008, at
$1.00 per
share                                             250,000              250       249,750

Preferred
stock B -
converted to
common stock
on April
8, 2008               (1,000)              (1)     206,559              207         (206)

Preferred
stock A -
converted to
common stock
on June
25, 2008          (1,791,064)          (1,791)     895,532              895           896

Amortization
of deferred
compensation                                                                      27,250

Common stock
shares issued
for services
rendered:

Common stock
issued for
services
rendered, on
April 1,
2008, at
$1.95 per
share                                              70,000               70       136,430

Common stock
issued for
services
rendered, on
April 2,
2008, at
$1.84 per
share                                             108,478              108       199,492

Common stock
issued for
services
rendered, on
April 4,
2008, at
$1.90 per
share                                              20,000               20        37,980

Common stock
issued for
services
rendered, on
April 4,
2008, at
$1.90 per
share                                           1,066,666            1,067     2,025,598

Common stock
issued for
services
rendered, on
April 14,
2008, at
$3.05 per
share                                             150,000              150       457,350

Common stock
issued for
services
rendered, on
April 29,
2008, at
$3.07 per
share                                             883,333              883     2,710,949

Common stock
issued for
services
rendered, on
May 7, 2008,
at $2.55 per
share                                           1,000,000            1,000     2,549,000

Common stock
issued for
services
rendered, on
May 12, 2008,
at $2.65 per
share                                              20,000               20        52,980

Common stock
issued for
services
rendered, on
May 13, 2008,
at $2.79 per
share                                              50,000               50       139,450

Common stock
issued for
services
rendered, on
May 23, 2008,
at $2.67 per
share                                             102,000              102       272,238

Common stock
issued for
services
rendered, on
May 30, 2008,
at $2.20 per
share                                              66,011               66       145,158

Common stock
issued for
services
rendered, on
June 3, 2008,
at $2.10 per
share                                             150,000              150       314,850

Common stock
issued for
services
rendered, on
June 11,
2008, at
$2.25 per
share                                              88,750               89       199,599

Common stock
issued for
services
rendered, on
June 13,
2008, at
$2.25 per
share                                             125,000              125       281,125

Common stock
issued for
services
rendered, on
June 26,
2008, at
$2.08 per
share                                             242,000              242       503,118

Common stock
issued for
services
rendered, on
June 30,
2008, at
$2.09 per
share,
"PROOF"
trigger event                                     650,000              650     1,357,850

Common Stock
Warrants
issued for
services
(BOD) on May
21, 2008, at
$2.465                                                                            14,795

Other
comprehensive
income - net
unrealized
gain / (loss)

Net loss for
the period
ended June
30, 2008                 --               --           --               --            --       (13,204,447)              --
                -----------    -------------    ---------      -----------     ---------     -------------      -----------

BALANCE AT
JUNE 30, 2008    33,445,124         $ 33,445   46,422,288      $    46,517   $43,622,645    $  (34,237,138)    $         --
                ===========    =============   ==========      ===========    ==========    ==============     ============



Common stock
shares issued
for cash:

Common stock
issued for
cash on July
1, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                             391,730              392       391,338

Common stock
issued for
cash on July
21, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                              73,480               73        73,407

Common stock
issued for
cash on
August 21,
2008, at $.88
per share                                          10,000               10         8,740

Common stock
issued for
cash on
September 9,
2008, at
$1.104 per
share                                              13,867               14        14,384

Common stock
issued for
cash on
August 29,
2008, at
$1.00 per
share, non-US
citizens
investment
group                                           1,723,844            1,724     1,722,120

Preferred
stock A -
converted to
common stock
on August
13,2008         (33,440,124)         (33,440)  16,720,062          16,720         16,720

Purchase
Treasury
stock on
August 13,
2008 for $.25
a share                                        (6,600,000)

Amortization
of deferred
compensation                                                                      27,250

Common stock
shares issued
for services
rendered:

Common stock
issued for
services
rendered, on
July 14,
2008, at
$1.66 per
share                                             200,000              200       331,800

Common stock
issued for
services
rendered, on
July 25,
2008, at
$1.40 per
share                                              75,000               75       104,925


Common stock
issued for
services
rendered, on
August 8,
2008, at
$1.03 per
share                                              75,000               75        77,175

Common stock
issued for
services
rendered, on
August 25,
2008, at
$1.25 per
share                                               6,000                6         7,494

Common stock
issued for
services
rendered, on
September 8,
2008, at $.96
per share                                       1,500,000            1,500     1,438,500

Cancel
employee
stock issue
in prior
quarter
September, 2008                                  (109,000)            (109)     (285,611)


Common Stock
Warrants
issued for
services
(BOD) on Sept. 23,
2008, at $2.25                                                                    56,000

Common Stock
Warrants
exercised
Cashless on
July 3, 2008,
at $1.42                                          325,957              326       462,533

Subscription
receivable -
cancel
balance                                                                         (130,518)

Other
comprehensive
income - net
unrealized
gain / (loss)

Net loss for
the period
ended
September 30,
2008                     --               --           --               --            --        (4,032,310)              --
                -----------    -------------    ---------      -----------     ---------     -------------      -----------

BALANCE AT
SEPTEMBER 30,
2008                  5,000    $           5   60,828,228      $    67,523   $47,938,902    $  (38,269,448)     $        --
                ===========    =============   ==========      ===========    ==========    ==============     ============







[TABLE CONTINUED]



                                                    GLOBAL RESOURCE CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       AT SEPTEMBER 30, 20078

                   (Restated)                                ACCUMULATED      (Restated)
                                                                OTHER

                  DEFERRED     SUBSCRIPTION     TREASURY     COMPREHENSIVE
                COMPENSATION     RECEIVABLE      STOCK        Income (LOSS)      TOTAL
                ------------    -----------    -----------    -------------    -----------

BALANCE -
JULY 19, 2002
(INCEPTION)     $        --     $        --                                   $         --

Issuance of
initial
founders'
shares,
September 9,
2002, net of
subsequent
cancellations            --              --                                             --

Common stock
issued for
services
rendered, in
September
2002, at
$0.472 per
share                    --              --                                        472,000

Common stock
issued for
cash,
November 2002
at $0.50 per
share                    --              --                                         14,500

Common stock
issued for
services
rendered, in
November and
December
2002, at
$0.50 per
share                    --              --                                          6,800

Net loss for
the period
July 19, 2002
(Inception)
through
December 31,
2002, as
originally
stated                   --              --                                     (2,008,508)

Prior period
adjustment,
Note 17                  --              --                                      1,500,000
                ------------    -----------    -----------    -------------    -----------

BALANCE AT
DECEMBER 31,
2002                     --              --                                        (15,208)
                ------------    -----------    -----------    -------------    -----------



Re-issuance
of founders'
shares - July
2003                     --              --                                             --

Common stock
issued for
cash, from
January to
December 2003
at $0.50 per
share                    --              --                                        259,900

Issuance of
subscription
receivable
from
shareholders             --        (14,340)                                        (14,340)

Net loss for
the year
ended
December 31,
2003, as
originally
stated                   --             --                                        (931,159)

Prior period
adjustment,
Note 17                  --                                                        727,500
                ------------    -----------    -----------    -------------    -----------

BALANCE AT
DECEMBER 31,
2003                     --         (14,340)                                        26,693
                ------------    -----------    -----------    -------------    -----------



Common stock
issued for
cash, from
January to
December 2004
at $0.6027
per share                --              --                                        553,105

Common stock
issued in
exchange for
real estate
in Aug. and
Sept. 2004 at
$1.00 per
share                    --              --                                        650,000

Common stock
issued for
compensation
on October
12, 2004 at
$1.00 per
share              (545,000)             --                                             --

Common stock
issued as
charitable
contribution
on October
12, 2004 at
$1.00 per
share                    --              --                                         50,000

Initial
founders'
shares
cancelled on
October 28,
2004                     --              --                                             --

Issuance of
subscription
receivable
from
shareholders             --         (74,240)                                       (74,240)

Net loss for
the year
ended
December 31,
2004                     --              --                                     (672,219)
                ------------    -----------    -----------    -------------    -----------

BALANCE AT
DECEMBER 31,
2004               (545,000)        (88,580)                                       533,339
                -----------     -----------    -----------    -------------    -----------



Common stock
issued for
cash, from
January to
December 2005
at $1.2264
per share
average for
year                     --              --                                        914,507

Common stock
issued to
acquire
technology
with zero
value                    --              --                                             --

Common stock
issued in
exchange for
real estate
on January
18, 2005 at
$1.00 per
share                    --              --                                         80,800

Common stock
issued for
services
rendered, in
Sept., Oct.
and November
2005, at
$1.00 per
share                    --              --                                         53,500

Common stock
issued for
payment of
debts on
March 11, 2005
at $1.00 per
share                    --              --                                          1,087

Stock
subscriptions
received, net            --          10,398                                         10,398

Amortization
of deferred
compensation        109,000              --                                        109,000

Net loss for
the year
ended
December 31,
2005                     --              --                                     (1,291,169)
                ------------    -----------    -----------    -------------    -----------

BALANCE AT
DECEMBER 31,
2005               (436,000)        (78,182)                                       411,462
                -----------     -----------    -----------    -------------    -----------



Common stock
issued for
cash, from
January to
December 2006
at $1.0088
per share
average for
year                     --              --                                      2,810,877

Stock
subscriptions
received, net            --        (582,511)                                      (582,511)

Reclass
deferred
compensation
due adoption
SFAS 123R           436,000

Amortization
of deferred
compensation                             --                                       109,000

Common stock
issued for
services
rendered, on
September 22,
2006, at
$1.044 per
share                    --              --                                         14,746

Common stock
issued in
exchange for
investment in
real estate
in September
2006 at $2.00
per share                --              --                                         45,000

Effect of
reverse
merger
September 23,
2006                     --              --                                       (120,683)

Common stock
issued for
conversion of
debt on
September 23,
2005 at
$0.045 per
share                    --              --                                        120,682

Common stock
issued for
services
rendered, on
September 23,
2006, at
$2.00 per
share                    --              --                                         50,000

Common stock
issued for
merger with
Mobilestream Oil,
Inc. on
December 31,
2006, at
$0.255 per
share                                                                            2,842,783

Cancellation
of shares for
merger with
Mobilestream Oil,
Inc.                                                                                     --

Preferred
convertible
stock issued
for merger
with
Mobilestream.
2 for 1
convertible
into common,
on December
31, 2006                                                                           503,374

Net loss for
the year
ended
December 31,
2006                     --              --             --              --      (4,246,058)
                -----------     -----------    -----------    -------------    -----------

BALANCE AT
DECEMBER 31,
2006            $        --      $ (660,693)   $        --    $         --     $ 1,958,672
                ============    ===========    ===========    =============    ===========



Common stock
shares issued
for cash:                                                                               --

Common stock
issued for
cash in March
2007, at
$0.30 per
share                                                                                5,250

Common stock
issued for
cash from
April to June
30, 2007, at
$0.32 per
share,
Regulation S
offering                                                                           158,211

Common stock
issued for
cash on
October 25,
2007, at
$2.00 per
share                                                                                5,000

Common stock
issued for
cash on
December 20,
2007, at
$1.00 per
share                                                                            1,000,000
                                                                                        --
Common stock
issued for
Stock to be
issued
(liability)
on March 7,
2007, at
$1.0777 per
share                                                                              201,343

Stock
subscriptions
received, net            --         475,000                                        475,000

Amortization
of deferred
compensation                                                                       109,000
                                                                                        --
Common Stock
Shares issued
for services
rendered:

Common stock
issued for
services
rendered, on
March 19,
2007, at
$1.00 per
share                                                                                5,000

Common stock
issued for
services
rendered, on
March 19,
2007, at
$0.50 per
share                                                                               10,000

Common stock
issued for
services
rendered, on
March 20,
2007, at
$0.50 per
share                                                                               11,000

Common stock
issued for
services
rendered, on
April 20,
2007, at
$1.38 per
share                                                                              345,000

Common stock
issued for
services
rendered, on
May 30, 2007,
at $1.05 per
share                                                                                3,304

Common stock
issued for
services
rendered, on
June 1, 2007,
at $1.36 per
share                                                                              264,520

Common stock
issued for
services
rendered, on
July 9, 2007,
at $1.00 per
share                                                                                4,700

Common stock
issued for
services
rendered, on
July 18,
2007, at
$0.80 per
share                                                                               30,000

Common stock
issued for
services
rendered, on
August 1,
2007, at
$4.43 per
share                                                                              443,000

Common stock
issued for
services
rendered, on
August 19,
2007, at
$4.50 per
share                                                                            1,125,000

Common stock
issued for
services
rendered, on
August 30,
2007, at
$2.27 per
share                                                                               8,500

Common stock
issued for
services
rendered, on
August 30,
2007, at
$0.69 per
share                                                                               20,728

Common stock
issued for
services
rendered, on
August 31,
2007, at
$3.41 per
share                                                                                3,410

Common stock
issued for
services
rendered, on
August 31,
2007, at
$3.41 per
share                                                                               34,100




Common stock
issued for
services
rendered, on
October 1,
2007, at
$2.60 per
share                                                                              780,000

Common stock
issued for
services
rendered, on
October 9,
2007, at
$2.69 per
share                                                                              127,750

Common stock
issued for
services
rendered, on
October 22
2007, at
$1.86 per
share                                                                               93,000

Common stock
issued for
services
rendered, on
October 29
2007, at
$2.25 per
share                                                                             337,500

Common stock
issued for
services
rendered, on
November 9,
2007, at
$3.23 per
share                                                                              419,900

Common stock
issued for
services
rendered, on
November 19,
2007, at
$3.50 per
share                                                                             175,000

Common stock
issued for
services
rendered, on
November 26,
2007, at
$3.01 per
share                                                                              90,300

Common stock
issued for
services
rendered, on
December 3,
2007, at
$2.00 per
share                                                                              90,000

Common stock
issued for
services
rendered, on
December 4,
2007, at
$3.15 per
share                                                                             157,500

Common stock
issued for
services
rendered, on
December 11,
2007, at
$2.50 per
share                                                                             500,000

Common stock
issued for
services
rendered, on
December 17,
2007, at
$1.446 per
share                                                                             578,451

Common stock
issued for
services
rendered, on
December 17,
2007, at
$2.50 per
share                                                                              250,000

Common stock
issued for
services
rendered, on
December 18,
2007, at
$3.02 per
share                                                                              151,000

Common stock
issued for
services
rendered, on
December 21,
2007, at
$3.00 per
share                                                                              120,000

Common stock
issued for
services
rendered, on
December 27,
2007, at
$3.10 per
share                                                                              155,000

Common stock
issued for
services
rendered, on
March 19,
2007, at
$0.50 per
share                                                                                   --

Common stock
issued for
services
rendered, on
March 19,
2007, at
$0.50 per
share

Common stock
issued for services
rendered classified
Prepaid:

Common stock
issued for
services
rendered, on
August 31,
2007, at
$3.41 per
share
recorded as
prepaid                                                                          1,193,500

Common stock
issued for
services
rendered, on
September 14,
2007, at
$2.29 per
share
recorded as
prepaid                                                                            343,500

Common stock
issued for
services
rendered, on
October 02,
2007, at
$2.47 per
share
recorded as
prepaid                                                                            864,500

Common stock
issued for
services
rendered, on
October 02,
2007, at
$2.40 per
share
recorded as
prepaid                                                                            180,001
                                                                                        --
                                                                                        --
Treasury
Stock                                             (66,473)                         (66,473)

Perferred
Shares issued
for
settlement of
services                                                                            400,000
                                                                                        --
Net loss for
the period
ended
December 31,
2007                     --              --             --               --     (10,486,886)
                ------------    -----------    -----------    -------------    ------------

BALANCE AT
DECEMBER 31,
2007           $         --    $   (185,693)  $    (66,473)  $          --    $  2,674,281
               ============    ============   ============   =============    ============



Common stock
shares issued
for cash:

Common stock
issued for
cash on
February 19,
2008, at
$2.00 per
share                                                                               34,000

Common stock
issued for
cash on March
5, 2008, at
$1.61 per
share                                                                               50,000

Common stock
issued for
cash on March
18, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                                                              850,669

Common stock
issued for
cash on March
26, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                                                            1,138,500

Common stock
issued for
cash on March
26, 2008, at
$1.18 per
share                                                                               10,620

Common Stock
subscriptions
net Jan. to Mar                      55,175                                          55,175

Amortization
of deferred
compensation                                                                        27,250
                                                                                        --
Common stock
shares issued
for services
rendered:                                                                               --

Common stock
issued for
services
rendered, on
February 1,
2008, at
$2.95 per
share                                                                              295,000

Common stock
issued for
services
rendered, on
February 6,
2008, at
$2.63 per
share                                                                              394,500

Common stock
issued for
services
rendered, on
February 13,
2008, at
$2.39 per
share                                                                               29,875

Common stock
issued for
services
rendered, on
February 15,
2008, at
$2.42 per
share                                                                               48,400

Common stock
issued for
services
rendered, on
February 28,
2008, at
$2.15 per
share                                                                               53,750

Common stock
issued for
services
rendered, on
February 29,
2008, at
$2.19 per
share                                                                              383,250

Common stock
issued for
services
rendered, on
March 14,
2008, at
$2.10 per
share                                                                               10,500

Common stock
issued for
services
rendered, on
March 18,
2008, at
$1.60 per
share                                                                               48,000

Common stock
issued for
services
rendered, on
March 19,
2008, at
$1.60 per
share                                                                               32,000

Common stock
issued for
services
rendered, on
March 31,
2008, at
$1.90 per
share                                                                              665,000
                                                                                        --
                                                                                        --
Common Stock
Warrants
issued for
services
(BOD) on
February 7,
2008, at
$2.429                                                                              14,580
                                                                                        -=
Net loss for
the period
ended March
31, 2008                 --              --             --              --     (3,613,694)
                ------------    -----------    -----------    -------------    -----------

BALANCE AT
MARCH 31, 2008 $         --    $   (130,518)  $   (66,473)   $          --    $  3,201,656
               ============    ============   ===========    =============    ============



Common stock
shares issued
for cash:                                                                              --

Common stock
issued for
cash on April
1, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                                                            3,387,981

Common stock
issued for
cash on April
11, 2008, at
$1.11 per
share, non-US
citizens
investment
group                                                                            2,150,592

Common stock
issued for
cash on April
25, 2008, at
$1.19 per
share, non-US
citizens
investment
group                                                                            1,772,853

Common stock
issued for
cash on May
15, 2008, at
$1.10 per
share                                                                               42,930

Common stock
issued for
cash on June
12, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                                                              236,909

Common stock
issued for
cash on June
23, 2008, at
$1.00 per
share                                                                              250,000
                                                                                        --
Preferred
stock B -
converted to
common stock
on April
8,2008                                                                                  (0)

Preferred
stock A -
converted to
common stock
on June
25, 2008                                                                                 --
                                                                                        --
Amortization
of deferred
compensation                                                                        27,250
                                                                                        --
Common stock
shares issued
for services
rendered:                                                                               --
Common stock
issued for
services
rendered, on
April 1,
2008, at
$1.95 per
share                                                                              136,500

Common stock
issued for
services
rendered, on
April 2,
2008, at
$1.84 per
share                                                                              199,600

Common stock
issued for
services
rendered, on
April 4,
2008, at
$1.90 per
share                                                                               38,000

Common stock
issued for
services
rendered, on
April 4,
2008, at
$1.90 per
share                                                                            2,026,665

Common stock
issued for
services
rendered, on
April 14,
2008, at
$3.05 per
share                                                                             457,500

Common stock
issued for
services
rendered, on
April 29,
2008, at
$3.07 per
share                                                                            2,711,832

Common stock
issued for
services
rendered, on
May 7, 2008,
at $2.55 per
share                                                                            2,550,000

Common stock
issued for
services
rendered, on
May 12, 2008,
at $2.65 per
share                                                                               53,000

Common stock
issued for
services
rendered, on
May 13, 2008,
at $2.79 per
share                                                                              139,500

Common stock
issued for
services
rendered, on
May 23, 2008,
at $2.67 per
share                                                                              272,340

Common stock
issued for
services
rendered, on
May 30, 2008,
at $2.20 per
share                                                                              145,224

Common stock
issued for
services
rendered, on
June 3, 2008,
at $2.10 per
share                                                                              315,000

Common stock
issued for
services
rendered, on
June 11,
2008, at
$2.25 per
share                                                                              199,688

Common stock
issued for
services
rendered, on
June 13,
2008, at
$2.25 per
share                                                                              281,250

Common stock
issued for
services
rendered, on
June 26,
2008, at
$2.08 per
share                                                                              503,360

Common stock
issued for
services
rendered, on
June 30,
2008, at
$2.09 per
share,
"PROOF"
trigger event                                                                    1,358,500
                                                                                        --
Common Stock
Warrants
issued for
services
(BOD) on May
21, 2008, at
$2.465                                                                              14,795
                                                                                        --
Other
comprehensive
income - net
unrealized
gain / (loss)                                                   (142,312)         (142,312)
                                                                                        --
Net loss for
the period
ended June
30, 2008                 --              --             --              --     (13,204,447
                -----------     -----------    -----------    ------------     -----------

BALANCE AT
JUNE 30, 2008  $         --    $   (130,518)  $    (66,473)  $    (142,312)   $  9,126,166
               ============    ============   ============   =============    ============



Common stock
shares issued
for cash:                                                                              --

Common stock
issued for
cash on July
1, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                                                              391,730

Common stock
issued for
cash on July
21, 2008, at
$1.00 per
share, non-US
citizens
investment
group                                                                               73,480

Common stock
issued for
cash on
August 21,
2008, at $.88
per share                                                                            8,750

Common stock
issued for
cash on
September 9,
2008, at
$1.104 per
share                                                                               14,398

Common stock
issued for
cash on
August 29,
2008, at
$1.00 per
share, non-US
citizens
investment
group                                                                            1,723,844

Preferred
stock A -
converted to
common stock
on August
13,2008                                                                                 --
                                                                                        --
Purchase
Treasury
stock on
August 13,
2008 for $.25
a share                                        (1,650,000)                      (1,650,000)

Amortization
of deferred
compensation                                                                        27,250

Common stock
shares issued
for services
rendered:                                                                               --
Common stock
issued for
services
rendered, on
July 14,
2008, at
$1.66 per
share                                                                              332,000

Common stock
issued for
services
rendered, on
July 25,
2008, at
$1.40 per
share                                                                              105,000

Common stock
issued for
services
rendered, on
August 8,
2008, at
$1.03 per
share                                                                               77,250

Common stock
issued for
services
rendered, on
August 25,
2008, at
$1.25 per
share                                                                                7,500

Common stock
issued for
services
rendered, on
September 8,
2008, at $.96
per share                                                                        1,440,000

Cancel
employee
stock issue
in prior
quarter
September 2008                                                                    (285,720)


Common Stock
Warrants
issued for
services
(BOD) in Sept.
2008, at $2.25                                                                      56,000
                                                                                        --
Common Stock
Warrants
exercised
Cashless on
July 3, 2008,
at $1.42                                                                           462,859

Subscription
receivable -
cancel
balance                             130,518                                             --

Other
comprehensive
income - net
unrealized
gain / (loss)                                                     (819,015)       (819,015)
                                                                                        --
Net loss for
the period
ended
September 30,
2008                     --              --             --              --      (4,032,310)
                -----------     -----------    -----------    ------------     -----------

BALANCE AT
SEPTEMBER 30,
2008            $        --    $         --   $ (1,716,473)  $    (961,327)   $  7,059,182
               ============    ============   ============   =============    ============


                             The accompanying notes are an integral part of these financial statements.

                                                                22

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 1 -  BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
          -------------------------------------------------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and should be read in conjunction with the consolidated financial statements of Global Resources Corporation included in form 10-K for the year ending December 31, 2007. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

     Global Resource Corporation (the Company") was formed on July 19, 2002 in the State of New Jersey under the name Carbon Recovery Corporation as a development stage company. The Company's business plan is to research and develop and market the business of decomposing petroleum-based materials by subjecting them to variable frequency microwave radiation at specifically selected frequencies for a time sufficient to at least partially decompose the materials, converting the materials into industrial products and chemicals for the petroleum chemical industry, and easily disposable waste material.

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

     At the present time, the process is in a laboratory mode. There will need to be a transition from the "one batch at a time" operation, used in the laboratory to a prototype "Proof of concept continuous feed" line in order to commercialize the process. A prototype "Proof of concept continuous feed" line machine is scheduled for delivery in the fourth quarter 2008.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 1 -  BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
          -------------------------------------------------------------
          (CONTINUED)
          -----------

     The Company is currently offering three models for tire decomposition: one which disposes of five tons per hour, one which disposes of ten tons per hour and one which disposes of fifteen tons per hour. The Company is soliciting orders and has issued various proposals to prospective customers.

     There are other potential applications for the microwave technology covered by the license, in addition to the application for decomposing waste tires and fluff. These include:

          1. Stimulation of production of mature oil and gas wells ("stripper" wells);
          2. Reduction of hydrocarbons in oil field drilling cuttings to permit on-site disposal;
          3.   Volatilization of heavy or slurry oil;
          4.   Recovery of oil from oil shale and oil sands; and
          5.   Medical applications.

     To date, the Company has allocated a substantial portion of its time and investment in bring its product to the market and the raising of capital. The Company has not commenced any commercial operations as of September 30, 2008.

     On December 31, 2006, Global Resource Corporation acquired all the assets and assumed all of the liabilities of Mobilestream Oil, Inc. in exchange for; a) 11,145,255 shares of the Company's Common Stock; b) the issuance by the Company for the benefit of the holders of the 2006 series of convertible preferred stock of Mobilestream of 35,236,188 shares of the Company's own "2006 Series" in the process of designation (the "2006 Series"; c) the issuance of 27,205,867 common stock purchase warrants on the basis of 1 warrant for each 3 shares of either Mobilestream common stock or preferred stock, exercisable at $4.75 per share for a period ending on December 31, 2008. The total cost of the acquisition of Mobilestream has been allocated to the assets acquired and the liabilities assumed based on their historical cost in accordance with SFAS 141, BUSINESS COMBINATION,(PARAGRAPHS D11 -D18), entities under common control. The net asset and liabilities of Mobilestream equal approximately $2.0 million. The assets consisted of primarily cash of approximately $1,678,000 and fixed assets of $149,000 offset by liabilities of approximately $91,000. Mobilestream owned 37,500,000 shares of Carbon Recovery Corporation which was acquired by the Company (see paragraph below), these shares were cancelled upon the acquisition of Mobilestream by the Company.

     On September 22, 2006, Carbon Recovery Corporation entered into a Plan and Agreement of Reorganization ("Agreement") with Global Resource Corporation. Pursuant to the Agreement, Global Resource Corporation acquired all of the assets and assumed all of the liabilities and related development stage business of Carbon Recovery Corporation in exchange for 48,688,996 common shares and the assumption by Carbon Recovery Corporation of a convertible debenture and accrued interest in the amount of $120,682, subsequent the convertible debenture was eliminated by issuing 2,681,837 of the Company's common stock. The holders of Global Resource Corporation's capital stock before the Agreement retained 72,241 shares of common stock.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

NOTE 1 -  BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION
          -------------------------------------------------------------
          (CONTINUED)
          -----------

     Prior to the Agreement, Carbon Recovery Corporation had warrants outstanding. Pursuant to the Agreement, those outstanding warrants were exchanged for outstanding warrants of Global Resource Corporation. Specifically, Global Resource Corporation issued 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants. The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00. These warrants expire on December 31, 2008.

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

     On December 11, 2007 the company adopted the following Amendments to the Articles of Incorporation: 1) Reduce the authorized number of shares of common stock which the Company may issue from 2,000,000,000 to 200,000,000 shares. 2) Increase the authorized number of preferred shares which the Company may issue from 50,000,000 to 100,000,000. 3) Reduce the number common shares into which share of 2006 Series of Convertible preferred stock which is convertible into common stock, from 2 shares of common stock to 1/2 of 1 share of common stock for each share of 2006 Convertible Preferred stock. 4) Indemnify the Company's directors and officers to the maximum extent permitted under the laws of the State of Nevada. 5) Limit the liability of the Company's directors and officers to the Company, our stockholders and creditors to the maximum extent provided under the Private Corporations Law of the State of Nevada (the "Nevada PCL"). 6) Permit the board of directors to declare reverse stock splits of our issued and outstanding shares without approval of the stockholders under section 78-2055 of the Nevada PCL.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES." The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and investment in bringing its product to the market, and the raising of capital.

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

     At September 30, 2008, the Company maintained cash and cash equivalent balances at four financial institutions, each of which is insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2008 the Company's uninsured cash balances total $3,118,700.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

     SHORT-TERM INVESTMENTS
     ----------------------

     Cash in excess of operating requirements is invested in certificates of deposits with an original maturity of greater than three months. (See note #15 for detail valuation)

     INVESTMENTS IN MARKETABLE SECURITIES
     ------------------------------------

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

     BUSINESS COMBINATIONS
     ---------------------

     Effective December 31, 2006 the Company acquired all the assets and assumed all of the liabilities of Mobilestream Oil, Inc. and due to the transfer of assets between entities under common control, the total cost of the acquisition of Mobilesstream has been allocated to the assets acquired and the liabilities assumed based on their historical costs in accordance with SFAS 141, BUSINESS COMBINATIONS, PARAGRAPHS D11 - D18, entities under common control. All account amounts and shares amounts have been updated and presented to reflect the change.

     Effective July 31, 2006 the Company completed a reverse split of its common stock. All share amounts have been updated and presented to reflect the change.

     STOCK-BASED COMPENSATION
     ------------------------

     Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. The Company accounts for stock grants and stock options issued as compensation to employees for their services under fair value method. The Company determined the fair market value of the options/warrants under the Black-Sholes pricing model. Stock grants to employees are valued at the fair market value on the date of issuance. The Company has issued 8,700,000 stock options to key executives, 3,500,000 of these options are awaiting shareholder approval (see notes 12 & 13 below for more details).

     For non-employees, stock grants are valued at the value of service or fair market value of the company's stock on the date of stock issuance whichever is more readily determinable.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

     EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     -----------------------------------------

     Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive.

     RECLASSIFICATIONS
     -----------------

     Certain amounts for the quarter ended September 30, 2007 have been reclassified in the comparative financial statements to be comparable to the presentation for the quarter ended September 30, 2008. These reclassifications had no effect on net loss.

     EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     -----------------------------------------

     The following is a reconciliation of the computation for basic and diluted earnings per share:

                                                      Nine Months Ended
                                                        September 30,
                                             -----------------------------------
                                                   2008              2007
                                             ----------------- -----------------
         Net loss                                ($20,850,451)      ($4,274,554)
                                             ----------------- -----------------

         Weighted-average common shares
         Outstanding (Basic)                       42,221,919        25,634,118
                                             ----------------- -----------------

         Weighted-average common shares
         Outstanding (Diluted)                     42,221,919        25,634,118
                                             ================= =================


     Weighted-average common stock Equivalents for preferred stock convertible to 1/2 for 1 of common are 2,500 and warrants common stock equivalents are 21,891,749. There are also common stock purchase options; 5,200,000 approved and 3,500,000 awaiting shareholder approval, these warrants and options are not part of the weighted-average outstanding common stock calculation because inclusion would have been anti-dilutive as of September 30, 2008 and 2007. (see note#12 below for detail on warrants & options)

     INVENTORIES
     -----------

     Inventory is stated at the lower of cost or market. Cost is determined using actual job costs per machine. Currently the Company has no value stated for inventories. Prior quarter reported inventory has been reclassified to Construction in progress (see note # 6 below)

     ADVERTISING COSTS
     -----------------

     The Company will expense the costs associated with advertising as they are incurred. The Company did not incur any advertising costs for the years ended September 30, 2008 and 2007.

     RESEARCH AND DEVELOPMENT COSTS
     ------------------------------

     Research and development costs consist of all activities associated with the development and enhancement of products using the Company's microwave technology. R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, labs supplies used in testing and equipment expenses use to test and develop our technology. Research and development costs are charged to R & D when incurred. The amounts charged as of September 30, 2008 and 2007 were $612,165 and $135,774 respectively.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           ------------------------------------------------------

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R (revised
     2007), BUSINESS COMBINATIONS, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

     In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

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

NOTE 3 -  FIXED ASSETS
          ------------

     Fixed assets as of September 30, 2008 were as follows:

                                                   Estimated Useful
                                                     Lives (Years)     Amount
                                                   ---------------- ------------
         Testing Equipment                               5 - 7      $   454,013
         Vehicles                                          5             34,425
         Office & Computer Equip.                          5             41,997
         Leasehold improvements                            3             17,820
         Phone Equipment - leased                          3             32,432
         Construction in Progress                          3            745,818
                                                                    ------------
                                                          Total     $ 1,326,506
                                                                    ============
         Less accumulated Depreciation & amortization                   206,721
                                                                    ------------
                              NET FIXED ASSETS                      $ 1,119,785
                                                                    ============

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 3 -  FIXED ASSETS (CONTINUED)
          ------------------------

       There was $70,107 and $72,222 charged to operations for depreciation expense for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 4 -  LOAN PAYABLE - OFFICER OF THE COMPANY
          -------------------------------------

       On November 28, 2007 the Chief Financial Officer, Jeffery J. Andrews, loaned the Company $150,000 at a interest rate of prime plus 2%. In April 2008 the Company repaid $120,000. The remaining balance of $30,000 was paid in full in August 2008. Interest expense was accrued and expensed monthly.

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

                                                           2008
                                                      -----------
                     Total Loans Payable              $   62,232
                     Less current maturities             (41,536)
                                                      -----------
                         Long-Term payable            $   20,696
                                                      ===========

       The amount of principal maturities of the loans payable by years is as follows:

                                                      2008        10,265
                                                      2009        35,416
                                                      2010        16,213
                                                              -----------
                                                              $   62,232
                                                              ===========

NOTE 6 -  CONSTRUCTION IN PROGRESS
          ------------------------

       Construction in progress consists of a "Proof of Concept" machine currently in the work in process stage. Modifications to the original design have been made to improve efficiencies. It was determined that these modifications made some parts obsolete, so a charge of $303,449 was charged to R & D expense and Construction in progress, WIP inventory classified in Q2 was reduced in the second quarter 2008. Once this "Proof of Concept" machine is completed it will be used to demonstrate the capabilities of the technology for future years and is not planned to be sold.

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

       At September 30, 2008 the deferred tax assets consist of the following:

                                                                      2008
                                                                 -------------
                           Deferred taxes due to net operating   $ 11,480,000
                           carryforwards

                           Less: Valuation Allowance              (11,480,000)
                                                                 -------------
                           Net Deferred Tax asset                $         --
                                                                 -------------

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 7 -  PROVISION FOR INCOME TAXES (CONTINUED)
          --------------------------------------

       At September 30, 2008, the Company had deficits accumulated during the development stage in the approximate amount of $38,269,448 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 -  CAPITAL LEASES
          --------------

       In June 2006 the Company entered into a three year capital lease related to the purchase of new phone equipment. The monthly lease payments are $1,293 per month. As of June 30, 2008 the minimum lease payments under the capital lease are as follows:

                           For the periods Ending Sept. 30           Amount
                                                                ---------------
                                         2008                   $         3,880
                                         2009                   $        15,516
                                         2010                   $        15,516
                                         2011                   $         7,758
                                                                ---------------
                                                                $        42,700
                                                                ===============

NOTE 9 -  OPERATING LEASES
          ----------------

       The Company leases office space under a lease agreement that commenced June 1, 2006, the monthly lease payments are $5,000 per month and the leases expires on May 31, 2009. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

       Minimum lease payments under the operating lease are as follows:

                           For the periods Ending Sept. 30            Amount
                                                                ----------------

                                         2008                   $        15,000
                                         2009                            21,700
                                                                ---------------
                                                                $        36,700
                                                                ===============

NOTE 10 -  ALLEVIATION OF GOING CONCERN
           ----------------------------

       At December 31, 2007, the Company reported that it had incurred substantial net losses for the years ended December 31, 2007 and 2006 and the Company had not commenced operations to have a revenue stream to support itself. These factors raised substantial doubt about the Company's ability to continue as a going concern at that time.

       During the nine months ended September 30, 2008, the Company has raised over $11 million dollars in cash through private placements of common stock. With this additional capital and projected cash flow expenditures over the next twelve months, Company's management considers the facts and circumstances which raised substantial doubt about the Company's ability to continue as going concern to be alleviated.

       The Company currently has $4.1 million in cash & cash equivalents and short-term investments. $2.7 million in debt securities in long-term investments (see note #15). If the Company did not raise any additional cash as of September 30, 2008 it would still have funds available to meet its cash operating expenses and inventory & capital expenditures requirements. Total cash expenditure are projected to be $5 million for the twelve month period following the date of financial statements being reported; Cash operating expenses are projected to be $1 million a quarter, or $4 million total for the twelve month period. Inventory and other capital expenditures for twelve month period is projected to be $1 million

       The Company also expects to successfully demonstrate its "Proof Concept" microwave reactor system by end of the fourth quarter 2008. In 2009, the Company also expects to generate significant positive cash flow from projected sales.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 11 -  RELATED PARTY TRANSACTION
           -------------------------

       On May 17, 2007, the Company purchased 94,961 shares of common stock of the Company from Lois Pringle, wife of the Company's then Chief Executive officer for $66,471 in cash.

       On August 13, 2008, the Company purchased 6,600,000 shares of common stock of the Company from Frank Pringle, the Company's Chairman, for $1,650,000 in cash.

NOTE 12 -  STOCKHOLDERS' EQUITY
           --------------------

       COMMON STOCK
       ------------

       The following details the stock transactions for the three months ended September 30, 2008:

       The Company issued 1,747,711 shares of stock for $1,746,992 cash.

       The Company issued 1,856,000 shares of common stock in exchange for services rendered, valued at $1,961,750.

       PREFERRED STOCK
       ---------------

       The following details the stock transactions for the three months ended September 30, 2008:

       On August 13, 2008 Frank Pringle, Chairman converted all of his 33,440,000 shares of Preferred stock A into 16,720,062 shares of common stock. Preferred stock A has rights to convert 2 shares of preferred into one share of the Company's common stock, and has the right to vote together with the common stock as a single class on all issues presented to Company stockholders.

       TREASURY STOCK
       --------------

       The following details the stock transactions for the three months ended September 30, 2008:

       On August 13, 2008 the Company purchased 6,600,000 shares of the Company's Common Stock from Frank Pringle, Chairman for $1,650,000 in cash. (see note 11 above).

       WARRANTS
       --------

       The Company issued an additional 10,574,802 warrants, which have a weighted average exercise price of $1.96 and expire December 2009, in a private placement sale in 2008. In addition the Company issued 37,000 warrants with a average warrant price of $2.41 for services performed in first three quarters, theses warrant will expire in 5 years.

       A summary of the status of the Company's outstanding stock warrants as of September 30, 2008 is as follows:

                                                                          Weighted Average
                                                            Shares         Exercise Price
                                                       -----------------  ----------------
                  Outstanding at December 31, 2007            11,941,947  $           3.38

                  Granted                                     10,577,802  $           1.96

                  Exercised                                      625,000              1.50

                  Forfeited  / expired                                    $              -
                                                       -----------------  ----------------

                  Outstanding at September 30, 2008           21,894,749  $           2.75
                                                       -----------------  ----------------
                  Exercisable at September 30, 2008           21,894,749  $           2.75
                                                       -----------------  ----------------

       These warrants are not part of the weighted-average outstanding common stock calculation because inclusion would have been anti-dilutive as of September 30, 2008 and 2007 because of our deficient income.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 12 -  STOCKHOLDERS' EQUITY (CONTINUED)
           --------------------------------

       OPTIONS
       -------

         In March 2005 the Company issued 200,000 common stock purchase options (under Carbon Recovery Corporation) to the CFO. They have an exercise price of $1.00 per share and were vested as of 9/23/2008. In September 2008 as part of employment contracts, the Company authorized 8,500,000 stock options to key executives, with 5,000,000 approved (new CEO Eric Swain) and 3,500,000 options subject to shareholder approval (see note 13 commitments for details). These options have an exercise price of $1.18. 1,000,000 of Mr. Swain's options vested immediately and upon approval by shareholders (expected in 2009), another 700,000 options (together with the initial 1,000,000, 1,700,000 or 20% of the total) vest immediately. The remaining 6,700,000 options will vest in equal annual installments of 1,700,000 options on September 23, 2009 and on each anniversary thereafter for the next three years, provided that the executives are employed by the Company at each such vesting date.

         As of September 24, 2009 1,700,000 options are vested and no options have been exercised. The weighted average exercise price is $1.18. These options are not part of the weighted-average outstanding common stock calculation because inclusion would have been anti-dilutive as of September 30, 2008 and 2007

NOTE 13 -  COMMITMENTS AND CONTINGENCIES
           -----------------------------

         On May 21, 2008 the Board of Directors approved a consulting agreement with 888 Corporation, a corporation controlled by then President and CEO, Frank G. Pringle. Under the consulting agreement the Company has agreed to pay Mr. Pringle a consulting fee for the life of the pending patents, estimated to be 12 years. This consulting agreement replaces prior employment agreement and is effective as of January 1, 2008. Under this consulting agreement Mr. Pringle is entitled to an annual fee of $378,000 for years 2008 and 2009, $448,000 in years 2010 and
         2011, $538,000 in years 2012 and 2013 and to a maximum of $668,000 beginning in 2014 and beyond and is payable in equal monthly installments during the term of the Consulting Agreement. If the Consulting Agreement terminates, then the Company is obligated to pay Mr. Pringle a royalty in the same amounts for the same time periods payable in the same manner. Under the Consulting Agreement, the Company pledged its pending patents as collateral security for the payments to Mr. Pringle. The Company also executed a conditional assignment of the pending patents to the corporation Mr. Pringle controls, such that Mr. Pringle can file the assignment with the U.S. Patent and Trademark Office ("PTO") if the Company were to default under the Consulting Agreement and the default were not cured. In order to make the filing with the PTO, Mr. Pringle must obtain a certification of the Company's Chief Executive Officer or Chief Financial Officer that a default has occurred and has not been cured. Defaults under the Consulting Agreement are defined as the Company missing two consecutive payments or failing to make three payments in any one calendar year. If the Company defaults under the Consulting Agreement, then ownership of its pending patents may revert to the Mr. Pringle. In such event, the Company would be unable to continue its business without entering into a license agreement or similar agreement with the Mr. Pringle. For complete details of the contract see the Company's current report on Form 8-K filed with the SEC on May 21, 2008, exhibit 10.16.

         In 2005 in addition to his base salary the Company granted Mr. Pringle 540,000 shares of restricted common stock valued at $545,000. This common stock vests to Mr. Pringle over a five-year period and is expensed in the financial statements at a rate of $27,250 a quarter until December 31, 2009. On August 13, 2008 Mr. Pringle resigned as CEO of the Company but will continue to serve as Chairman.

         In June 2007 the Company entered into purchase agreement with Ingersoll Production Systems of Rockford, Illinois to build one 1-ton microwave reactor system. The total purchase commitment is approximately $900,000, the microwave reactor system is expected to be completed in fourth quarter 2008. The Company has currently paid approximately $800,000 as of September 30, 2008, this amount is reflected in the balance sheet as part of the fixed assets as Construction in progress and in the income statement as R & D expense. In addition to Ingersoll Production Systems there are various other suppliers with which the Company has purchase commitments with, these purchase commitment are approximately $300,000 and the Company has paid approximately $250,000 as of September 30, 2008, these amounts are also reflected in the financial statements in the construction in progress account.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 13 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)
           -----------------------------------------

         On December 21, 2007 the Company entered into a certain Securities Purchase agreement with Professional Offshore Opportunity Fund, Ltd. ("PROOF") pursuant to which PROOF agreed to purchase 1,250,000 shares of the Company's common stock together with warrants for an additional 625,000 shares at an exercise price of $1.50 per share. The Company received $1,000,000 from PROOF with the balance of $250,000 being held in escrow, together with the 250,000 common stock shares being purchased pending certain future events. In addition, the Company issued to the Escrow an additional 650,000 shares to be delivered to PROOF or returned to the Company, depending upon those certain future events (the "Trigger Event"). The Trigger Event occurred because the Company did not get an effective registration statement for the Shares, Warrants and Warrant Shares by June 30, 2008. In June PROOF exercised its option to purchase from the escrow the 250,000 shares for $250,000. The Company also had to issue 650,000 shares from the escrow account to PROOF which was expensed in June 2008.

         On July 14, 2008 the Company cancelled the previously reported Amended Letter of Intent which it had entered into with Warwick Communications, Inc. on December 17, 2007 and which had been amended on March 25, 2008. No definitive agreement had been entered into and no license, as contemplated in the Letter of Intent, was issued.

         On September 23, 2008, the Board of Directors of the Company approved employment letter agreements with (i) the President of the Company, Jeffrey Kimberly, (ii) the Chief Operating Officer of the Company, Wayne Koehl and (iii) the Chief Financial Officer of the Company, Jeffrey Andrews. These letter agreements amended and restated the terms and conditions of employment of each of these executives of the Company.

         Mr. Kimberly's employment letter provides for a term of five years at an annual salary for January 1, 2009 of $300,000, with an increase to $375,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to approval of the Chief Executive Officer of the Company and the Board. Subject to approval by the shareholders of the Company, Mr. Kimberly will be granted an option to purchase one million five hundred thousand (1,500,000) shares of Common Stock. The exercise price for these options was set at the market closing bid quotation on September 15, 2008, $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten
         (10) years thereafter. Options for three hundred thousand (300,000) shares of Common Stock vest immediately on September 23, 2008 and options for three hundred thousand (300,000) additional shares of Common Stock shall vest on September 23 of each successive year between 2010 and 2013 inclusive, provided that Mr. Kimberly is still employed on the relevant vesting date. Mr. Kimberly will be entitled to receive bonuses of between 0.75% of 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones. The Company shall pay the monthly loan payments on Mr. Kimberly's car for two years and then pay off all of the remaining loan balance on this automobile.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 13 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)
            -----------------------------------------

         Mr. Andrews' employment letter provides for a term of five years at an annual salary for 2009 of $180,000, with an increase to $225,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to approval of the Chief Executive Officer of the Company and the Board. Subject to approval by the shareholders of the Company, Mr. Andrews will be granted an option to purchase one million (1,000,000) shares of Common Stock. The exercise price for these options was set at the market closing bid quotation on September 15, 2008, $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten (10) years thereafter. Options for two hundred thousand (200,000) shares of Common Stock shall vest immediately on September 23, 2008 and options for two hundred thousand (200,000) additional shares of Common Stock shall vest on September 23 of each successive year between 2010 and 2013 inclusive, provided that Mr. Andrews is still employed on the relevant vesting date. Mr. Andrews will be entitled to receive bonuses of between 0.75% of 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones.

         Mr. Koehl's employment letter provides for a term of five years at an annual salary for 2009 of $225,000, with an increase to $250,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to approval of the Chief Executive Officer of the Company and the Board. Subject by approval of the shareholders of the Company, Mr. Koehl will be granted an option to purchase one million (1,000,000) shares of common stock of the Company. The exercise price for these options was set at the market closing bid quotation on September 15, 2008, $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten (10) years thereafter. Options for two hundred thousand (200,000) shares of Common Stock vested immediately on September 23, 2008, and options for two hundred thousand (200,000) additional shares of Common Stock shall vest on September 23 of each successive year between 2010 and 2013 inclusive, provided that Mr. Koehl is still employed on the relevant vesting date. Mr. Koehl will be entitled to receive bonuses of between 0.75% of 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones. Mr. Koehl shall also receive a monthly automobile allowance of five hundred dollars ($500).

         On September 24, 2008, the Company's Board of Directors approved the appointment of Eric Swain as Chief Executive Officer of the Company. In connection with the appointment of Mr. Swain, the Board approved a summary of terms of a proposed employment agreement to be entered into between the Company and Mr. Swain. Mr. Swain's summary of terms provides for an employment term of five years at an annual salary of $450,000 from the date of the execution of the employment agreement through December 31, 2009, with an increase to $525,000 on January 1, 2010 if the Company reaches at least one sales goal as defined in the summary of terms. Any other increase in annual salary is to be determined as provided in the employment contract. Mr. Swain shall be entitled to eighteen (18) months of severance payments equal to his current salary if the Company terminates his employment without cause or if he terminates his employment with good reason.

         Mr. Swain will be granted an option to purchase five million (5,000,000) shares of Common Stock. The exercise price for these options was set at the market closing bid quotation on September 15, 2008, $1.18. The options will be exercisable from and after their respective vesting date, and for a period of fifteen (15) years thereafter. Options for one million (1,000,000) shares of Common Stock vested immediately on September 24, 2008 and options for one million (1,000,000) additional shares of Common Stock shall vest on September 24 of each successive year between 2010 and 2013 inclusive, provided that Mr. Swain is still employed on the relevant vesting date. Mr. Swain will be entitled to receive bonuses, payable in the form of Common Stock or options to purchase Common Stock equal to 0.75% of the Company's gross profits on each sale of equipment over twenty-five million dollars ($25,000,000). Mr. Swain shall also receive a monthly automobile allowance of nine hundred dollars ($900). The Company has agreed that, if Mr. Swain should incur costs (including legal expenses) arising from the termination of his previous employment, the Company would reimburse Mr. Swain for any such costs. The Company has also agreed to appoint Mr. Swain to the Board.

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 14 -  DEPOSITS
           --------

     The June 30, 2008 balance of Deposits, totaling $73,639, consists of a $45,000 investment in land which occurred in 2006, $29,860 deposit made in August of 2007 on a future lease for additional equipment and the balance of $1,365 lease deposit for offices. The lease deposit for equipment is expected to be returned to the Company in 2008.

NOTE 15 -  INVESTMENTS -SHORT-TERM AND LONG-TERM
           -------------------------------------

     Cash in excess of operating requirements is invested in notes, bonds and equity securities.

            The following table summarizes the Company's marketable securities investments as of September 30, 2008:

                                                                                             Unrealized gain/
                                                         Cost          Fair Market Value           (Loss)
                                                  ------------------- --------------------- --------------------
           SHORT-TERM INVESTMENTS
               Certificates of Deposits                  288,000              287,933                 (67)
                                                  =================== ===================== ====================
           LONG-TERM INVESTMENTS
               Fixed-rate capital securities             125,000              112,354             (12,646)
               Corporate Bonds                         1,826,949            1,644,856            (182,094)
               Preferred Stocks                        1,681,410              914,890            (766,520)
                                                  ------------------- --------------------- --------------------

                     TOTAL LONG-TERM INV.              3,633,359            2,672,100            (961,260)
                                                  =================== ===================== ====================

     The unrealized gains or losses of these investments total $961,327, they are recorded directly to stockholders' equity and any realized gains or losses are recognized in income.

NOTE 16 -  PATENTS
           -------

         The Company currently has three utility patent applications pending in the United States Patent and Trademark Office ("PTO") and approximately ten corresponding utility patent applications pending in international patent offices in commercially relevant countries. Additional provisional patent applications have been filed and/or are currently being prepared for filing in the PTO. The Company's patent applications cover its proprietary microwave technology for recovering hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits, and waste oil streams. Currently Patent costs are expensed and are value at zero on the balance sheet, once approved they will be valued at their fair market value. The Company has pledged pending patents rights as collateral for payments to a corporation controlled by Mr. Pringle, Chairman (see note#13 consultant agreement).

NOTE 17-  SUPPLEMENTAL DISCLOSURE NON-CASH ACTIVITY FROM CASH FLOW STATEMENT
          ------------------------------------------------------------------
---------------------------------------------- ----------------- ------------------- ---------------------------
                                                                                     July 19, 2002 (Inception)
                                                   09/30/2008        09/30/2007             to 09/30/2008
---------------------------------------------- ----------------- ------------------- ---------------------------
Common stock issued for services                   $ 15,487,123        $     26,000                $ 22,417,833
---------------------------------------------- ----------------- ------------------- ---------------------------
Common stock issued for services prior year        $  1,808,042        $  1,797,522                $  2,581,500
included in prepaid
---------------------------------------------- ----------------- ------------------- ---------------------------
Sub-total of Common stock issued for               $ 17,295,165        $  1,823,522                $ 24,999,333
services including prepaid
---------------------------------------------- ----------------- ------------------- ---------------------------
Common stock issued for land                                  0                                    $    125,800
---------------------------------------------- ----------------- ------------------- ---------------------------
Common stock issued as chartable contribution                                                      $     50,000
---------------------------------------------- ----------------- ------------------- ---------------------------
Common stock issued to covert accounts                                                             $      1,807
payable to equity
---------------------------------------------- ----------------- ------------------- ---------------------------
Preferred stock issued for services                                    $    400,000                $    400,000
---------------------------------------------- ----------------- ------------------- ---------------------------
Common stock Warrants issued for services          $     29,375                                    $     85,375
---------------------------------------------- ----------------- ------------------- ---------------------------
Capital Lease - phone equipment                    $     32,432                                    $     32,432
---------------------------------------------- ----------------- ------------------- ---------------------------

                           GLOBAL RESOURCE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 18 -  SUBSEQUENT EVENTS
           -----------------

         Subsequent to the balance sheet date of September 30, 2008 the following transactions occurred:

         The company issued 747,976 shares of common stock for $747,976 in cash in the month of October, $747,976 of this cash was included as cash and stock to be issued in the September 30 balance sheet.

NOTE 19-  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEARS
          -------------------------------------------------------------------
          ENDED DECEMBER 31, 2003 AND 2002
          --------------------------------

         The Company has restated its previously issued financial statements for the period July 19, 2002 (inception) through December 31, 2002 on its report dated May 29, 2003. The Company has also restated its financial statements for the year ended December 31, 2003. The Company has restated its financial statements to reverse the effect of a transaction during the period ended December 31, 2002. The transaction reflected the issuance of preferred stock shares in exchange for an intangible asset and the subsequent impairment of the asset acquired. The financial statements have been restated as the transaction was subsequently rescinded, as the preferred stock shares were not formally issued. For the year ended December 31, 2003 the Company had initially reflected the issuance of 1,455,000 shares of common stock to two of its founders as being issued for services provided. The Company has restated its financial statements to reflect the common stock as re-issuance of founders shares. These transactions resulted in a decrease in net loss applicable to common shares of $727,500 and $1,500,000 for the year ended December 31, 2003 and period July 19, 2002 (inception) through December 31, 2002 to a net loss of $203,659 and $508,508 as restated, and a decrease in the deficits accumulated during the development stage to $712,617 and $508,508, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL - PLAN AND RESULTS OF OPERATIONS

         We have had no revenues from operations since the closing of the asset acquisitions of Carbon Recovery Corporation in September 2006 and Mobilestream Oil, Inc. in December 2006. There was no change in this situation during the quarter, as we had no revenue from operations in the three months ended September 30, 2008. All revenues we received from operations prior to September 2006 were derived from lines of business unrelated to our current activities, and in which we no longer have any ownership interest or other participation.

         We have financed our operations principally through private sales of equity securities. In 2007 we raised net proceeds of $1,168,461 through the sale of 1,519,564 shares of our common stock. During the three months ended September 30, 2008, we raised $1,746,922 from the sale of 1,747,711 shares of our common stock in private placements, in addition to the $9,915,716 raised from the sale of common stock in private placements during the six months ended on June 30, 2008. We expect to continue to raise funds through the private sale of equity or convertible debt in our Company during the remainder of 2008, but as yet no terms have been established for the sale of such debt and equity and there can be no assurance we will be successful in raising required capital.

         We have begun our marketing efforts in various industry sectors. We have hired dedicated sales and marketing personnel including the addition during the second quarter of Executive Vice President Wayne Koehl. We have submitted to prospective customers several proposals to build one or more forms of microwave reactor ASR processing machines with varying processing speeds.

         We have entered into exclusive distributorship and sales representative agreements with several companies. Under each agreement, a distributor or other representative is paid only from the proceeds we receive from an actual sale or lease transaction. We have seen activity during the quarter by these companies and are hopeful that it will result in sales or leases of equipment.

         We also intend to consider the development of additional machines and equipment using our core technology in areas outside of the tire recycling industry, but we will require additional funds beyond our existing sources of capital.

LIQUIDITY AND WORKING CAPITAL

         As of September 30, 2008 the Company had $4,097,424 in cash and investments. Of this amount, $3,809,491 was in cash and cash equivalents, $287,933 in short-term investments and $2,745,739 in marketable securities characterized as long term investments. The Company's cash and investments as of September 30, 2008 is considered adequate to cover anticipated working capital requirements for approximately twenty-four (24) months. The Company is continuously engaged in reviewing, discussing, analyzing and negotiating various financing, sales and license opportunities, both in the United States and in Europe.

         During the three months ended September 30, 2008, we raised $1,746,922 from the sale of 1,747,711 shares of our common stock in private placements, in addition to the $9,915,716 raised from the sale of common stock in private placements during the six months ended on June 30, 2008. We expect to continue to raise funds through the private sale of convertible equity or debt in our Company during the remainder of 2008, but as yet no terms have been established for the sale of such debt and equity and there can be no assurance we will be successful in raising required capital.

         We estimate that we can satisfy our current operational cash requirements and will not have to raise additional funds during the next twenty-four (24) months. Our assessment of our cash needs, however, is based on assumptions concerning the rate of our cash expenses, the technological and engineering challenges in the development of our products, the projected development times, the equipment construction and testing trials required along with their projected timetable, the demand for our product and the costs of product sales, and the receipt of orders for our products. Our actual operations may be affected by increases in our operating expenses, increases in our payroll and staff related matters, technological or engineering difficulties, deviation from the timetables for experimentation and testing trials, unexpected regulatory problems, delays in receipt and acceptance of orders for our machines, low demand for our products or the effects of competition.

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

CAPITAL RESOURCES

         We have made commitments of approximately $150,000 for future purchases of equipment. In June 2007, we entered into a purchase agreement with a manufacturing facility in the Midwest for the manufacture of our first GRFR model 1 ton microwave reactor automotive shredded residual (ASR) processing machine, which we expect to be completed by December 31, 2008. This machine is designed to apply our microwave technology to the decomposition of tires as waste and to retrieve usable and saleable components therefrom in the form of carbon, electricity, and gas. We have paid $800,000 of the $900,000 due under this agreement. We have also entered into similar agreements with other suppliers. We have paid approximately all of the $300,000 due under all of these agreements as of September 30, 2008.

ITEM 4.  CONTROLS AND PROCEDURES.

         The Company maintains disclosure controls and procedures designed to ensure at a reasonable level of assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

         The Company's management, with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)) and 15d-15(e) of the Exchange Act) as of December 31, 2007 and updated the evaluation as of the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, and due to the weakness in our internal controls over financial reporting (as described below and in Item 8A of the Company's annual report on Form 10-KSB for the year ended December 31, 2007)_the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company's disclosure controls and procedures were not effective at the reasonable assurance level.

         As discussed in the Company's annual report on Form 10-KSB for the year ended December 31, 2007 management's assessment identified a material weakness relating to lack of adequate segregation of duties.

         The Public Company Accounting Oversight Board has defined material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected".

         There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the previously mentioned continuing lack of segregation of duties, in that we only had one person performing all accounting-related on-site duties. Because of the thin staffing levels of relevant personnel, however, certain deficiencies which could be cured by separation of duties cannot be cured, but only monitored as a weakness. In 2008, the Company added three new independent members to the Board of Directors. During the third quarter, the Board organized an audit committee which is expected to help to enhance and strengthen controls. The committee meets quarterly.

         Notwithstanding the existence of material weakness in our disclosure controls and procedures occasioned by the material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

ITEM 4(T)   CONTROLS AND PROCEDURES.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.


All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 and at the end of the period covered by this report. In making this assessment, it used the criteria set forth in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the material weakness described below, management has concluded that the Company's internal control over financial reporting is not effective.

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

    There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except during the third quarter, the Board organized an audit committee which is expected to help to enhance and strengthen controls. The committee meets quarterly.



PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2008, the Company issued 391,730 shares of common stock of the Company to an investor for cash consideration of $391,730. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On July 3, 2008, the Company issued 325,957 shares of common stock of the Company to an equity fund after exercising 625,000 warrants owned by the equity fund. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On July 14, 2008, the Company issued 200,000 shares of common stock of the Company to consultants for services rendered to the Company valued at $332,000. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On July 21, 2008, the Company issued 73,480 shares of common stock of the Company to investors for cash consideration of $73,480. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On July 25, 2008, the Company issued 75,000 shares of common stock of the Company to a consultant for services rendered to the Company valued at $105,000. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On August 8, 2008, the Company issued 75,000 shares of common stock of the Company to a consultant for services rendered to the Company valued at $77,250. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On August 21, 2008, the Company issued 10,000 shares of common stock of the Company to an investor for cash consideration of $10,000. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On August 25, 2008, the Company issued 6,000 shares of common stock of the Company to a consultant for services rendered to the Company valued at $7,500. The issuance of the shares was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

On September 3, 2008, the Company issued 76,000 warrants to purchase common stock of the Company to a consultant for services rendered to the Company valued at $70,000. The issuance of the warrants was considered exempt pursuant to
Section 4(2) of the Securities Act of 1933 as amended.

On September 23, 2008, the Company issued 25,000 warrants to purchase common stock of the Company to its board members for services rendered to the Company valued at $56,000. The issuance of the warrants was considered exempt pursuant to Section 4(2) of the Securities Act of 1933 as amended.

All other information with respect to sales of all equity securities of the Company during the third quarter that were not registered under the Securities Act of 1933 has been previously filed on Forms 8-K.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 6.       EXHIBITS.

3.2 Amended and Restated Bylaws of the Company incorporated by reference to the Form S-1/A filed on October 22, 2008.

10.1 Investor Relations Agreement with Paul Sweeney dated September 8, 2008 incorporated by reference to the Form S-1/A filed on October 22, 2008

10.2 Form Confidentiality Agreements with Directors of the Company and entered into during this quarterly period.

10.3 Form Confidentiality Agreements with Officers of the Company, Eric Swain, Jeffrey Kimberly, Wayne Koehl, and Jeffrey Kimberly and entered into during this quarterly period.

10.4 Stock Redemption Agreement with Frank G. Pringle incorporated by reference to the Form 8-K filed on August 18, 2008.

10.5     Consulting Agreement with LP (Origination) Limited dated October 1,
         2008

10.6     Option Agreement with Eric Swain dated October 14, 2008

10.7     Rescission Agreement with Wayne Koehl dated as of September 30, 2008

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GLOBAL RESOURCE CORPORATION

                                By /s/Eric Swain
                                  ---------------------
                        Eric Swain, Chief Executive Officer
                             Date: November 12, 2008