Form 10-K
period 2008-12-31
Global Resource CORP
filed 2009-06-15
CIK 1128949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-50944

GLOBAL RESOURCE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	84-1565820
(State or other jurisdiction of incorporation)	(IRS employer identification no.)

1000 Atrium Way, Suite 100 Mount Laurel, New Jersey 08054
Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (856) 767-5665

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes  ☑No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☑No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes  ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $53,807,098, computed by reference to the last sales price of the registrant’s common stock as reported by The Pink Sheets LLC.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of June 15, 2009 was 63,580,703.

TABLE OF CONTENTS

i

PART I

FORWARD-LOOKING STATEMENTS

Statements used in this Form 10-K, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 1.  BUSINESS.

Introduction

The business plan of Global Resource Corporation (“GRC”, “Global”, the “Company”, “we”, “us” or “our”) is to research, develop and market the business of decomposing petroleum-based materials by subjecting them to a fixed-frequency microwave radiation (the “Technology”) at specifically selected frequencies for a time sufficient to at least partially decompose the materials, converting the materials into hydrocarbons and fossil fuels from sources such as tires, oil shale, coal, automotive shredded residue, municipal solid waste, waste oil streams, etc.

The Company’s business goals for exploitation of the Technology are as follows:

1. The design, manufacture and sale of machinery and equipment units embodying the Technology.
2. The ownership and operation of plants using the Technology, in conjunction with other plant investors.
3. The formation of joint venture relationships with established companies with the goal of further exploiting the Technology.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing its product to the market and the raising of capital. The Company has not commenced any commercial operations as of December 31, 2008.

Recent Developments

The following recent  developments occurred after the end of the period covered by this Annual Report on Form 10-K:

Appointment of New Independent Accountants

On February 2, 2009, we dismissed Bagell, Josephs, Levine & Company, L.L.C. as the Company's independent registered public accounting firm.  On February 18, 2009, we appointed Rothstein Kass & Company, P.C. as the Company's independent registered public accounting firm.

Restatement of Financial Statements

On March 31, 2009, the Company's Audit Committee concluded, upon the advice of management, that its previously issued consolidated financial statements contained in the Company's annual report on Form 10-KSB for the years ended December 31, 2007 and 2006 and its quarterly reports on Form 10-QSB for the periods ended March 31, June 30 and September 30, 2007 and Form 10-Q for the periods ended March 31, June 30 and September 30, 2008 will require restatement and should no longer be relied upon. The Company's decision to restate was made in connection with comment letters received from the U.S. Securities and Exchange Commission ("SEC") in connection with the Company's filings of Registration Statements on Form S-1, including amendments thereto, in 2008.  The issues raised by the SEC included the presentation of certain transactions reported in the financial statements for the years ended December 31, 2006 and 2007.  The Audit Committee discussed with its independent registered public accounting firm, Rothstein, Kass & Company, P.C. ("Rothstein, Kass"), these matters and concluded that the Company should restate its consolidated financial statements for years ended December 31, 2007 and 2006 and have Rothstein, Kass reaudit its historical financial statements and, accordingly, the Company retained Rothstein, Kass to conduct such reaudits.

Such reaudits and restatements are ongoing and the initial results are reflected in the Financial Statements contained in this Annual Report on Form 10-K.  The Company intends to complete such reaudits and restatements as soon as practicable.

The Company believes that the restatements and reclassifications made and intended to be made will not materially impact the ability of the Company to implement its business plan on a going-forward basis nor materially impact its current cash position, except for the payment of additional auditing and legal fees incurred in connection with the  reaudits, restatements and reclassifications, as the anticipated restatements and reclassifications relate solely to non-cash charges.

Retirement of Chief Operating Officer

On April 17, 2009, Wayne J. Koehl retired as an employee with the Company from the position of Chief Operating Officer.

Agreement with Schlumberger

On April 23, 2009, the Global Heavy Oil Corporation (“Global Heavy Oil”), a wholly-owned subsidiary of the Company, entered into a Joint Development Agreement (the “Collaborative Arrangement”) with Schlumberger Technology Corporation and Schlumberger Holdings Limited (collectively, “Schlumberger”) for the purpose of researching and developing surface upgrading, a process using microwaves to increase the gravity of heavy oil above the surface of the Earth in oilfield operations (the “products and services”).  The Collaborative Arrangement is to be implemented in three distinct phases as follows:

Phase I:  Research and development, including the testing of the products and services for the heavy oil field use.

Phase II:  Design and testing of a prototype device or system to deliver the products and services as a prelude to their commercial exploitation.

Phase III:  Upon full satisfaction of Phase II objectives, Global Heavy Oil and Schlumberger will enter into a joint venture for the commercial exploitation of the products and services.

In consideration of Global’s exclusive license of its intellectual properly in the heavy oil field of use, Global Heavy Oil will receive $600,000 ($300,000 thirty days after the execution of the Collaborative Arrangement and $300,000 payable on the first anniversary of the Collaborative Arrangement).  Additionally, within 30 days of the commencement of Phase II, Global Heavy Oil will receive a one-time $1,000,000 engineering fee from Schlumberger.  Pursuant to the Collaborative Arrangement, Global Heavy Oil will have the right to acquire up to a 40% interest in the joint venture.

Successful Demonstration of Prototype

From May 4, 2009 to May 8, 2009, the Company provided a public demonstration of the Patriot-1, its commercial prototype to over 100 prospects, partners, and dignitaries at the Ingersoll Production System facility in Rockford, Illinois.  The Patriot-1 prototype has an automated process to provide a highly energy efficient, emissions free way to convert tires into energy.  The demonstration showcased a continuous feed microwave tire recycling system that successfully transformed large amounts of scrap tires into heating oil as well as combustible gases, and carbon ash. The live demonstrations allowed attendees visual and physical access to a piece of equipment that has an internal temperature of 500°c (1000°F) with no external heat, no smell and no emissions.

Separation of Board Chairman and Chief Executive Roles

On May 28, 2009, the Board of Directors of the Company voted to separate the position of Chairman of the Board from that of Chief Executive Officer of the Company in order to strengthen both the corporate governance and the management team of the Company, enabling the Chairman to better focus on corporate governance and the Chief Executive Officer to better focus on the rapid advancement of the Company’s technology applications and product development and commercialization.  Consequently, the Board appointed Peter A. Worthington, a director of the Company, to the position of Interim Chairman of the Board of Directors until a permanent, independent Chairman of the Board is appointed.  Eric Swain continues to serve as a member of the Board of Directors in addition to his role as Chief Executive Officer of the Company.

Background and Nature of Business

Prior to our acquisition of the assets and development stage business of Carbon Recovery Corporation (“Carbon Recovery” or “CRC”) on September 22, 2006, and the subsequent acquisition of the assets of Mobilestream Oil, Inc. on December 31, 2006, we had been a shell corporation since approximately December 15, 2005. Our business history prior to September 22, 2006 may be found at "BUSINESS-History of the Company."

We are a development stage company with three provisional patent applications and two utility patent applications pending in the United States Patent and Trademark Office ("PTO") and approximately ten corresponding foreign patent applications pending in commercially relevant countries. Our patent applications cover our variable frequency microwave technology for recovering hydrocarbons and fossil fuels from sources including shale deposits, tar sands, capped oil wells, waste oil streams and tires. The process uses specific frequencies of microwave radiation to extract oils and alternative petroleum products from a variety of these unconventional hydrocarbon sources. Our patent applications also cover certain medical applications.

With the acquisition of (i) the assets and (ii) the development stage business from Carbon Recovery, our business became that of Carbon Recovery. That business was, and continues to be: (i) the design, manufacture and sale of machinery and equipment units embodying the technology; (ii) the ownership and operation of plants using the Technology, in conjunction with other plant investors; and (iii) formation of Joint-Venture relationships with established companies with the goal of further exploiting the Technology.

One application of the process utilizes the technology to decompose waste tires into their components of carbon ash, scrap steel, and hydrocarbon liquid and gas. When the waste tires are processed, we recover carbon ash which has residual energy value; i.e. it can be used for the production of electricity. The hydrocarbon liquid is not truly "oil". A tire is manufactured from hydrocarbons (60%), and rubber and steel (40% together). The hydrocarbons used to make a tire are "process oil". This process oil is a refined product, but with our technology it is broken into a gas which is then partially liquified. The precise composition of the resulting condensed liquid is not known but it has been tested and has a BTU content comparable to heating oil and we believe that it can be sold for fuel, though it may potentially require additional refining.

The tire decomposition process involves a series of steps including repeated break down of the materials into smaller components to fit the machine size and repeated exposure of the materials to the microwave process at temperatures and for time periods applicable to this kind of material.

In October 2008, we completed a prototype fixed frequency microwave reactor system, named “Patriot-1”, at the Ingersoll Production Systems facility in Rockford, Illinois.

From May 4, 2009 to May 8, 2009, the Company provided a public demonstration of the Patriot-1, its commercial prototype to over 100 prospects, partners, and dignitaries at the Ingersoll Production System facility in Rockford, Illinois.  The Patriot-1 prototype has an automated process to provide a highly energy efficient, emissions free way to convert tires into energy.  The demonstration showcased a continuous feed microwave tire recycling system that successfully transformed large amounts of scrap tires into diesel oil fuel, methane gas and carbon ash. The live demonstrations allowed attendees visual and physical access to a piece of equipment that has an internal temperature of 500°c (1000°F) with no external heat, no smell and no emissions.

We are currently in negotiations with prospective customers for orders of our equipment. It will take us approximately twelve months to deliver a system from the time we receive an order. Each order will be accompanied by a cash deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

We will also use the prototype to confirm and refine the principles that will be utilized in commercial scale operations of our technology and to test various feedstocks, materials that can benefit from the application of our technology, prior to releasing processes for production. The prototype will also be used on a limited basis to show customers that the process works as applied to a specific feedstock and is viable for commercialization.

There are other potential applications for our microwave technology covered by the pending patents. These include:
     1.   Reduction of hydrocarbons in drilling cuttings to permit on-site disposal;
     2.   Volatilization of heavy or slurry oil;
     3.   Recovery of oil from oil shale and oil sands; and
     4.   Medical applications.

Each potential application will require additional testing and refinement in the laboratory, creation and design of equipment that will use the technology to recover hydrocarbons from these alternate sources, the construction of test units that are sufficiently large to determine whether the application works on a large scale and has commercial value, securing orders for the manufacture of machines designed to implement the process, and the manufacture, sale and distribution of such equipment. Currently, we do not have adequate funds available to take these steps for any of these alternate applications. Therefore, our ability to expand our business in any such direction will depend upon our success in finding joint venture or strategic alliance partners to underwrite these activities, or licensees with the resources to develop these applications while paying us royalties and similar fees. There can be no assurance that we will succeed.

We do not research nor represent to potential customers the commercial uses or revenues they may derive from the end-products generated using our technology. Each potential customer evaluates for itself whether the commercialization and disposition of the end products justifies the cost to purchase and install one of our machines.

We have begun our marketing efforts in various industry sectors. We have hired dedicated sales and marketing personnel. We have submitted several proposals to build one or more forms of microwave reactor tire processing machines with varying processing speeds.

We have entered into an exclusive distributorship and sales representative agreement with one company for a defined geographic area overseas which is currently being renegotiated.  We intend to actively seek other distribution agreements with partners who have demonstrable economic and marketing contact resources. Each agreement will be limited in the type of equipment and process that is the subject of the exclusive arrangement, geographical area, duration and commissions or other payment terms for sourcing potential customers for our equipment. Under each agreement, a distributor or other representative is paid only from the proceeds we receive from an actual sale or lease transaction.

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

As an additional, but not complete, alternative we may enter into strategic alliances joint ventures and similar arrangements for the development, testing, construction, marketing and sale of our machines. In each such arrangement we will be required to share our revenues from sale of our products with the other party to the arrangement. The methods, terms and amounts of these arrangements may vary greatly for each such transaction.

Number of Employees

In June 2008 we hired three employees who conduct research and development activities on the prototype at the premises we use from Ingersoll Production Systems in Rockford, Illinois. We also estimate another increase in the number of our employees in the next twelve months. The increase is expected mostly in marketing and sales and operations as we start to market our machines for a variety of purposes. The expected increase in the number of employees in the next twelve months will be proportional to the number of orders received.

As of December 31, 2008, we had a total of 12 employees, all of which were full-time employees.   We also use independent contractors to fulfill certain functions.

Customers; Suppliers

As of December 31, 2008, we had no customers and were therefore not dependent on any single customer.   As discussed immediately below, we outsource manufacturing and, as of December 31, 2008, Ingersoll Production Systems was the sole supplier of such manufacturing services and we are therefore currently dependent on our continued relationship with Ingersoll Production Systems, the loss of which would have a material adverse impact on us.

Manufacturing Outsourcing

We do not have our own factory site nor the equipment, personnel and funds required to manufacture the machines designed to implement applications of our pending patents technology. Accordingly, our strategy is to enter into manufacturing agreements with companies that have the physical sites, manpower and financial strength to manufacture our equipment to our specifications.

We have entered into a joint cooperation agreement with Ingersoll Production Systems in Rockford, Illinois. Under our agreement, Ingersoll will build a piece of equipment against payment in stages which will be linked to the payments we receive from a customer under a purchase agreement. The agreement also grants us discounts based on larger units orders.  Subject to our obligations under the cooperation agreement, we will seek to develop similar arrangements with other manufacturers.

In October 2008, we completed a prototype fixed frequency microwave reactor system, named “Patriot-1”, at the Ingersoll Production Systems facility. The prototype was has been used to demonstrate the applicability of our microwave technology to the decomposition of tires as waste and to retrieve commercially viable components therefrom in the form of carbon, liquid hydrocarbons which can be converted to electricity, and gas.

Joint Ventures and Strategic Alliances

We currently have limited funds available to pursue research and development of our technology in other potential areas of application. These additional applications require the investment of large amounts of capital over extended time periods to investigate, refine and eventually develop the correct techniques for the use of microwave technology for the relevant application, build test units to evaluate the viability of the techniques on a large scale, determine the commercial usefulness of the application, and develop a sales and marketing force with expertise in the intended area of use. Accordingly, our strategy will be to negotiate collaborative agreements with large industrial and manufacturing companies, governments, or other parties to pursue opportunities in these areas of application.

Marketing and Distribution Arrangements

We currently have one full time sales person, one full time marketing director and several part time consultants for the sale, marketing and distribution of our products. We intend to increase our sales force during the next twelve months by hiring at least 3-5 sales persons. If we cannot expand our own sales and marketing personnel, then we will be required to partly outsource these activities to third parties. Currently, we do not have any discussions or plans underway to do so, and we do not know what terms and conditions may be required to obtain this assistance from third party sales organizations.

Intellectual Property

We currently have three utility patent applications pending in the United States Patent and Trademark Office ("PTO") and approximately ten corresponding utility patent applications pending in international patent offices in commercially relevant countries. The Company’s patent applications cover its proprietary microwave technology for recovering hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits, and waste oil streams.  The process uses specific frequencies of microwave radiation to extract oils and alternative petroleum products from a variety of these unconventional hydrocarbon sources. Our patent applications also cover certain medical applications of our technology. We rely on a combination of trade secrets, non-disclosure and other contractual agreements and technical measures to protect our rights in our technology. We maintain confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties.

We do not currently have any trademark or service mark protection other than that available at common-law, if any. We intend to file appropriate applications for protection upon receipt of funds allocated to that purpose.

Regulatory Issues

At this time, there are no direct federal or state certification or regulatory requirements for our products, except for the requirement that all our equipment conform to regulations for microwave devices. We are not aware of any pending federal or state legislation which would introduce regulatory requirements that would negatively impact or impede the manufacture, sale and distribution of our equipment in the United States or elsewhere.

There will be federal, state and local environmental, health and hazardous substance regulations that will apply at each location at which one of our machines is installed. It is not possible to discuss the variety of these regulations in detail; however, we believe that the design of our equipment for the decomposition of hydrocarbons for the applications in which they are currently being marketed--namely waste tires--will protect the environment from any harmful releases or waste products.

Wholly apart from any regulatory requirements, we will maintain product liability insurance for our products as a condition of our ability to market them. Our purchase agreements will require our customers to maintain adequate amounts of product liability insurance naming us as an additional insured.

History of the Company

The Company was organized as a Colorado corporation on March 28, 2000 under the name "Email Mortgage.Com, Incorporated" ("Email Mortgage Com"). Its business focus was the marketing of first and second mortgages, principally through its website. The Company was not successful with that business and in 2002 it discontinued those operations, liquidated its loan inventory, and paid off its then existing liabilities.  On August 14, 2002, Email Mortgage Com changed its state of domicile from Colorado to Nevada by merging itself into a Nevada corporation named Mariner Health Care, Inc. (formed June 17, 2002) and simultaneously changed its name to "Advanced Healthcare Technologies, Inc." ("Advanced Healthcare").  Under that name, the Company first owned and operated a subsidiary named "Advanced Hyperbaric Industries, Inc." ("Advanced Hyperbaric") which engaged in the manufacture and marketing of rigid extremity hyperbaric chambers and a sacral patch device, both of which utilized oxygen therapy for the treatment of open sores and wounds, including bedsores. On December 4, 2003, the Company acquired a 100% interest in "Nutratek LLC" ("Nutratek") which was engaged in the research and development of nutritional dietary supplements, functional food products and natural sweeteners, which products were manufactured by non-related third parties. On March 31, 2004, as a consequence of the Nutratek acquisition, the Company spun off and sold the intellectual properties and oxygen therapy products and business of Advanced Hyperbaric in exchange for the assumption of Advanced Hyperbaric's liabilities. On June 30, 2004 the former President, Chief Executive Officer, Director and majority stockholder sold his interest in the Company to an unrelated third party. In connection with that sale and change in control, the Company's operating subsidiary, Nutratek was spun off to the selling majority stockholder and the purchaser determined to change the business of the Company to that of a business development company. On September 10, 2004, the Company changed its name to its current “Global Resource Corporation”.  On September 17, 2004, the Company filed a notice with the SEC electing to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended. The intent was to focus on acquiring interests in portfolio companies doing business in the energy sector.

While operating as a BDC, and seeking energy-related portfolio companies, on January 11, 2005 the Company acquired a 50% interest in Well Renewal, LLC ("Well Renewal"), an entity which managed and operated approximately 30 oil wells in Oklahoma by utilizing a nitrogen and carbon dioxide gas injection unit to "pump up" and re-pressurize the wells to increase oil output. In December 2005 we assigned our Well Renewal ownership interest to Transnix Global Corporation in settlement of sums past due under a $137,900 8% debenture we issued to Transnix.

The Company filed a notice withdrawing its BDC election on December 20, 2005, at which point the Company became a "development stage company" and a shell corporation until September 22, 2006 when it acquired the assets of Carbon Recovery Corporation in the Recapitalization Transaction described below.

On June 7, 2006, an unrelated third party acquired the Restated and Amended Debenture owned by Transnix Global Corporation, which represented the balance of the indebtedness by the Company to Transnix in the principal amount of $102,345 and accrued interest of $16,274. In conjunction with the assignment of the Debenture, all of the Company's then directors (Messrs. Caldwell, Ferandell, Jordan, Mangiarelli and van Adelsberg) and the Company's sole officer, Richard Mangiarelli, resigned. Contemporaneously, Mary K. Radomsky was elected as a director and as the sole officer of the Company and began negotiations for the acquisition of the assets of Carbon Recovery Corporation.

Our Purchase of the Assets of Carbon Recovery Corporation

On or about July 26, 2006, we entered into a plan and agreement of reorganization (the "CRC Acquisition Agreement") with Carbon Recovery Corporation, a New Jersey corporation formed on July 19, 2002  ("Carbon Recovery" or "CRC"), pursuant to which we agreed to purchase substantially all of the assets of, and assume certain specified liabilities of, Carbon Recovery, in exchange for the consideration described below.  The acquisition was completed on September 22, 2006 (the “CRC Acquisition Closing”).  At the time of the acquisition, Carbon Recovery was controlled by Mobilestream Oil, Inc. ("Mobilestream") which in turn was controlled by Frank G. Pringle, our former Chairman until November 12, 2008 and our former President and Chief Executive Officer until August 13, 2008.

At the CRC Acquisition Closing, we assumed certain specified liabilities of CRC and issued 48,688,996 shares of our common stock (including 37,500,000 shares issued to Mobilestream representing Mobilestream’s ownership of the identical number of shares of CRC common stock) to CRC for substantially all of the assets of CRC.  The assets of CRC included an exclusive license, carried at a zero dollar book value, from Mobilestream to utilize the patent pending application for the use of the Technology.  As part of the transaction, we also issued to CRC 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants (collectively, the "CRC Acquisition Warrants") to purchase shares of our common stock and to replace the identical number and classes of outstanding warrants of CRC.

The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00.  All of the CRC Acquisition Warrants were originally scheduled to expire at different times in 2007 and 2008. However, on September 21, 2007, the Board of Directors extended the expiration date of the CRC Acquisition Warrants to December 31, 2007 and on December 31, 2007, the expiration date was further extended until December 31, 2008.  In November 2008, the Board of Directors amended the expiration date to 120 days subsequent to the effective date of a successful registration statement filed with the SEC covering the CRC Acquisition Warrants.   As of December 31, 2008 and through the date of this filing, the Company has not had a registration statement covering the CRC Acquisition Warrants declared effective by the SEC.

Our acquisition of CRC’s assets pursuant to the CRC Acquisition Agreement was accounted for as a reverse merger (recapitalization) with CRC being deemed the accounting acquirer for accounting purposes and Global being deemed the legal acquirer.

The parties to the CRC Acquisition Agreement intended that our acquisition of the assets of  Carbon Recovery be treated as a "C" reorganization under the Internal Revenue Code of 1986 as amended (the "IRC"). No Carbon Recovery stockholder was a party to the CRC Acquisition Agreement.

In order to clarify the ownership and licensure of certain intellectual property licensed to Carbon Recovery, contemporaneous with the CRC Acquisition Closing,  Mobilestream, Mr. Pringle and his wife, Lois Augustine Pringle, executed a combined technology license agreement (the "Combined Technology License Agreement").  The Combined Technology License Agreement confirmed (i) Mobilestream as the sole owner of the licensed intellectual property, and (ii) the exclusive license of the intellectual property by Mobilestream to Carbon Recovery. In the same agreement, Carbon Recovery assigned all of its interest in the intellectual property license to the Company and the Company agreed to pay Mobilestream royalty payments in perpetuity that varied with the use made of the intellectual property and the revenues received by the Company. The Company's royalty obligations under the Combined Technology License Agreement ended when the Company acquired substantially all of the assets of Mobilestream.

Upon the CRC Acquisition Closing, CRC’s sole assets were the shares and warrants we issued to CRC at the CRC Acquisition Closing (the “CRC Acquisition Consideration”).  For federal income tax reasons and in order to avoid treatment as an inadvertent investment company under the Investment Company Act of 1940, CRC determined to liquidate and dissolve immediately upon the CRC Acquisition Closing and to deposit all its assets (consisting, at that point, solely of the CRC Acquisition Consideration) in a liquidating trust (the “CRC Liquidating Trust”) pursuant to a liquidating trust agreement (the "CRC Liquidating Trust Agreement") entered into with Olde Monmouth Stock Transfer Co., Inc. ("Olde Monmouth"), our transfer agent, and pursuant to which Olde Monmouth agreed to act as the liquidating trustee (the "CRC Liquidating Trustee").  The beneficiaries of the CRC Liquidating Trust are the stockholders of CRC.  The CRC Acquisition Consideration must be held in the liquidating trust indefinitely until it can all be distributed to the beneficiaries of the CRC Liquidating Trust pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption therefrom.  In connection with the CRC Liquidating Trust Agreement, we agreed that we would file a registration statement for the resale of the shares of our common stock and warrants (and the shares underlying them) issued as part of the CRC Acquisition Consideration and for the resale of the shares underlying the CRC Acquisition Warrants.  Further, unless the shares underlying the CRC Acquisition Warrants have been so registered, the CRC Liquidating Trustee may serve written demand on us that they be so registered.  As of December 31, 2008 and through the date of this filing, the Company has not had a registration statement covering the shares underlying the CRC Acquisition Warrants declared effective by the SEC.

Our Purchase of the Assets of Mobilestream Oil, Inc.

On December 31, 2006, we acquired the assets of Mobilestream Oil, Inc. ("Mobilestream") pursuant to a plan and agreement of reorganization dated November 28, 2006 (the "Mobilestream Acquisition Agreement") between the Company and Mobilestream. Mobilestream was a development stage company which owned certain proprietary technology and related custom software for the use of microwaves to break down petroleum-based products, such as used tires, into their component parts, and capturing those components in usable form for resale.  At the closing of the purchase of Mobilestream’s assets (the “Mobilestream Acquisition Closing”), we (i) acquired all of the Technology and (ii) assumed Mobilestream’s liabilities, which were minimal.

The Mobilestream assets we acquired consisted of (i) the then four patents pending for the Technology together with Mobilestream's position as the licensor under the Combined Technology License Agreement, (ii) approximately $1,678,000 of cash and (iii) $149,000 of fixed assets.  Mobilestream also owned 37,500,000 shares of our own common stock (acquired in connection with our purchase of the assets of CRC) which were cancelled as part of the transaction.   Further, at the Mobilestream Acquisition Closing, the Combined Technology License Agreement was terminated by virtue of the merger of the interests of the licensor and the licensee thereunder.

At the time of the Mobilestream acquisition, Mobilestream was controlled by Frank G. Pringle, our then Chairman, President and CEO.  At that time, Mr. Pringle had an approximately 86% ownership interest in  Mobilestream.

The parties to the Mobilestream Acquisition Agreement intended that the acquisition of Mobilestream would qualify as a "D" Reorganization under Section 368(a)(1)(D) of the IRC.  No Mobilestream stockholder was a party to the Mobilestream Acquisition Agreement.

At the Mobilestream Acquisition Closing, we issued (i) 11,145,225 shares of our Common Stock to Mobilestream and (ii) 35,236,188 shares of our 2006 Series of Convertible Preferred Stock (or “Preferred Stock A”) to the holder of Mobilestream convertible preferred stock.  Lastly, we issued 27,205,867 common stock purchase warrants (the "Mobilestream Acquisition Warrants") to purchase shares of our common stock on the basis of one Mobilestream Warrant for each three shares of either Mobilestream common stock or preferred stock, exercisable at $4.75 per share for a period ending on December 31, 2007.  23,500,000 of the Mobilestream Acquisition Warrants were issued directly to Frank Pringle and were subsequently cancelled on October 23, 2007.   The remainder of the Mobilestream Acquisition Warrants were issued to Mobilestream.  On December 31, 2007, the Board of Directors extended the expiration date of the outstanding Mobilestream Acquisition Warrants to December 31, 2008.  In November 2008, the Board of Directors amended the expiration date to 120 days subsequent to the effective date of a successful registration statement filed with the SEC covering the outstanding Mobilestream Acquisition Warrants.   As of December 31, 2008 and through the date of this filing, the Company has not had a registration statement covering the Mobilestream Acquisition Warrants declared effective by the SEC.

Upon the Mobilestream Acquisition Closing, Mobilestream’s sole assets were the shares and warrants we issued to Mobilestream at and in connection with the Mobilestream Acquisition Closing (the “Mobilestream Acquisition Consideration”, excluding the 23,500,000 Mobilestream Acquisition Warrants issued directly to Frank Pringle which were subsequently cancelled and the Preferred Stock A which has since been converted into shares of our Common Stock).  For federal income tax reasons and in order to avoid treatment as an inadvertent investment company under the Investment Company Act of 1940, Mobilestream determined to liquidate and dissolve immediately upon the Mobilestream Acquisition Closing and to deposit all its assets (consisting, at that point, solely of the Mobilestream Acquisition Consideration) in a liquidating trust (the “Mobilestream Liquidating Trust”) pursuant to a liquidating trust agreement (the "Mobilestream Liquidating Trust Agreement") entered into with Olde Monmouth and pursuant to which Olde Monmouth agreed to act as the liquidating trustee (the "Mobilestream Liquidating Trustee").  The beneficiaries of the Mobilestream Liquidating Trust are the stockholders of Mobilestream.  The Mobilestream Acquisition Consideration must be held in the liquidating trust indefinitely until it can all be distributed to the beneficiaries of the Mobilestream Liquidating Trust pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption therefrom.  In connection with the Mobilestream Liquidating Trust Agreement, we agreed that we would file a registration statement for the resale of the shares of our common stock and warrants (and the shares underlying them) issued as part of the Mobilestream Acquisition Consideration.  Further, unless the shares underlying the Mobilestream Acquisition Warrants have been so registered, the Mobilestream Liquidating Trustee may serve written demand on us that they be so registered.  As of December 31, 2008 and through the date of this filing, the Company has not had a registration statement covering the shares underlying the Mobilestream Acquisition Warrants declared effective by the SEC.

In addition to the above, pursuant to the terms of the Mobilestream Acquisition Agreement, at the Mobilestream Acquisition Closing, we issued 35,236,188 shares of our Preferred Stock A to Frank G. Pringle, the sole holder of the 2006 Series of Mobilestream Preferred Stock, in a private placement.  At the time of issuance, each share of Preferred Stock A was entitled to two votes per share and each was convertible into two shares of our Common Stock.  In October 2007, the terms of conversion of our Preferred Stock A were changed from two shares of our Common Stock for each share of Preferred Stock A to half of one share of our Common Stock for each share of our Preferred Stock A.  In June 2008, Mr. Pringle converted 1,791,064 shares of Preferred Stock A into 895,532 shares of our Common Stock.  On August 13, 2008, Mr. Pringle converted an additional 33,440,000 shares of Preferred Stock A into 16,720,062 shares of our Common Stock and sold 6,600,000 shares of our Common Stock back to the Company for $1,650,000.  See "Security Ownership of Certain Beneficial Owners and Management".  The remaining 5,000 shares of Preferred Stock A, then held by a person related to Mr. Pringle, was converted to shares of our Common Stock on January 6, 2009.

Careful Sell

Careful Sell was a Delaware limited liability company formed and managed by Mr. Pringle.  Mr. Pringle and his spouse, a former director of the Company, owned all of the limited liability interests of Careful Sell.  Careful Sell was the owner of all rights to the inventions of Mr. Pringle.  In February 2005, CRC formalized a prior intended agreement with Careful Sell (the “February 2005 Agreement”).  The February 2005 Agreement transferred to CRC the rights to commercialize such inventions and to operate and use the related processes and apparatus to make, sell, use and otherwise dispose of products which may be processed utilizing the inventions.  As consideration, CRC issued Careful Sell 37,500,000 shares of its common stock.  The February 2005 Agreement superseded a prior agreement not formalized between CRC and the managing members of Careful Sell in 2002.

ITEM 1A.  RISK FACTORS

An investment in our company is suitable only for the persons who can afford the loss of their entire investment.  Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to our securities. We have sought to identify what we believe to be all material risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.

Risks Related to Our Business Operations

We Have A Limited Operating History, And Investors May Not Have A Sufficient History On Which To Base An Investment Decision.

Although we were incorporated in 2000, we acquired our operating assets for our current business only in September and December 2006 and are a development stage company. Accordingly, we have a limited operating history upon which investors may evaluate our prospects for success. Investors must consider the risks and difficulties frequently encountered by early stage companies. Such risks include, without limitation, the following:

•	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;
•	time line to develop, test, manufacture, market and sell our products;
•	negotiation and implementation of strategic alliances or similar arrangements with companies with sufficient resources to support our research and manufacturing efforts;
•	need for acceptance of products;
•	ability to anticipate and adapt to a competitive market and rapid technological developments;
•	dependence upon key personnel.

We cannot be certain our strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We Are A Development Stage Company With A History Of Losses And Can Provide No Assurance Of Our Future Operating Results.

We are a development stage company with no revenues from our contemplated principal business activity. We have incurred net losses and negative cash flows since inception and expect such losses and negative cash flows to continue in the foreseeable future. We currently have no product revenues, and may not succeed in developing or commercializing any products which will generate product or licensing revenues. We do not know when we will have any products on the market, and each such product will be manufactured only upon receipt of an order. In addition, the sale completion for each of our machines requires a process of testing, during which our products could fail. We may not be able to enter into agreements with one or more companies experienced in the manufacturing and marketing of complex equipment machines and, to the extent that we are unable to do so, we will not be able to market our products. Eventual profitability will depend on our success in developing, manufacturing, and marketing our products. We may never achieve profitability.

Doubt About Our Ability To Continue As A Going Concern.

Our independent certified public accountant has stated in their report included in this filing that we have suffered recurring losses and that we currently do not have any significant revenue to fund future operations which raises substantial doubt about our ability to continue as a going concern.

We have incurred substantial net losses in the amount of $15,495,349 and $6,578,311 for the years ended December 31, 2008 and 2007, respectively, and $29,770,274 for the cumulative period from July 19, 2002 (inception) to December 31, 2008.  We also had negative cash flows from its operations in the amount of $5,175,036, $2,689,445, and $12,544,493 for the years ended December 31, 2008 and 2007 respectively, and for the cumulative period from July 19, 2002 (inception) to December 31, 2008.  Additionally, we have had no revenue since inception.

Based on our current operating plan, the total cash expenditures needed for the year ending December 31, 2009 are expected to exceed our cash, cash equivalents and short-term investments, aggregating approximately $4,600,000, as of December 31, 2008.  Our assessment of our cash needs may be affected by changes in our assumptions relating to our technological and engineering requirements in the development of our products as well as payroll, staff and administrative related matters.

We have completed a prototype fixed frequency microwave reactor system, named “Patriot-1” which we have used to demonstrate the decomposition of tires into diesel oil fuel, methane gas and carbon ash.  From May 4, 2009 to May 8, 2009, we provided a public demonstration of the Patriot-1 to prospects, partners and dignitaries at our outside contract manufacturer’s facility (Ingersoll Production Systems) located in Rockford, Illinois. We are currently in negotiations with prospective customers for orders of our equipment. It will take us approximately twelve months to deliver a system from the time we receive an order. Each order will be accompanied by a cash deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

Our plans to address the expected cash shortfall are dependent upon our ability to raise capital or to secure significant sales orders of our system as a source of revenue.  There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations thus raising substantial doubt about our ability to continue as a going concern.

We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. In the event that we are unable to obtain such financing, we will not be able to fully develop and commercialize our technology.

      Our future capital requirements will depend upon many factors, including:

•	effects of commercialization activities and facility expansions if and as required;
•	our ability to establish collaborative relationships;
•	increases in our management, research, sales and marketing personnel;
•	competing technological and market developments;
•	continued progress in our research and development programs; and
•	patent prosecutions.

If we cannot secure adequate financing when needed, we may be required to delay, scale back or eliminate one or more of our research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves. In such event, our business, prospects, financial condition, and results of operations may be adversely affected as we may be required to scale-back, eliminate, or delay development efforts or product introductions or enter into royalty, sales or other agreements with third parties in order to commercialize our products.

We Can Provide No Assurance Of The Successful And Timely Development Of Our Products.

Our products are at various stages of research and development. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive products on a timely basis. Products that we have developed and may in the future develop are not likely to be commercially available for some time because of the time and expense in building an individual machine. The proposed development schedules for our products may be affected by a variety of factors, including technological difficulties, proprietary technology of others and changes in governmental regulation, many of which will not be within our control. Any delay in the development, introduction, or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the technology involved, and the other factors described elsewhere in "Risk Factors", there can be no assurance that we will be able to complete successfully the development or marketing of any new products.

We Lack The Resources And Experience Needed To Manufacture Our Products.

We currently lack the resources and experience needed to manufacture any of our products. Our ability to conduct trials and commercialize our products will depend, in part, on our ability to manufacture our products, either directly or, as currently intended, through contract manufacturers, at a competitive cost and in accordance with current good manufacturing practices and safety, environmental, health and other regulatory requirements. We anticipate that we will be required to depend on contract manufacturers or collaborative partners for the manufacturing of our products during the testing phases and intend to use contract manufacturers to produce any products we may eventually commercialize. We have identified and entered into an arrangement with one such manufacturer thus far. If we are not able to obtain or maintain contract manufacturing on commercially reasonable terms, we may not be able to conduct or complete trials of our machines or commercialize our products. We have identified multiple suppliers for most if not all of the components of our machines, although we can provide no assurance that these components will be available when needed on commercially reasonable terms.

In order to succeed, we ultimately will be required to either develop such manufacturing capabilities or to outsource manufacturing on a long-term basis to third parties. We can provide no assurance that third parties will be interested in manufacturing our products on a timely basis, on commercially reasonable terms, or at all. If we are unable to establish manufacturing capabilities either by developing our own organization or by entering into agreements with others, we may be unable to commercialize our products, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations. Further, in the event that we are required to outsource these functions on disadvantageous terms, we may be required to pay a relatively large portion or our net revenue to these organizations, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations.

In The Future, We May Rely Upon Collaborative Agreements With Large Industrial And Manufacturing Companies.

In the future, we may rely heavily on collaborative agreements with large industrial and manufacturing companies, governments, or other parties for our revenues. Our inability to obtain any one or more of these agreements, on commercially reasonable terms, or at all, or to circumvent the need for any such agreement, could cause significant delays and cost increases and materially affect our ability to develop and commercialize our products.

We Have Limited Sales, Marketing, And Distribution Capabilities. We Will Be Required To Either Develop Such Capabilities Or To Outsource These Activities To Third Parties.

We currently have limited sales, marketing and distribution capabilities. In order to succeed, we ultimately will be required to either develop such capabilities or to outsource these activities to third parties. We can provide no assurance that third parties will be interested in acting as our outsourced sales, marketing, and distribution arms on a timely basis, on commercially reasonable terms, or at all. If we are unable to establish sales, marketing, or distribution capabilities either by developing our own organization or by entering into agreements with others, we may be unable to successfully sell any products that we are able to begin to commercialize, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations. Further, in the event that we are required to outsource these functions on disadvantageous terms, we may be required to pay a relatively large portion of our net revenue to these organizations, which would have a material adverse effect upon our business, prospects, financial condition, and results of operations.

We Rely Upon Our Patent Applications To Protect Our Technology. We May Be Unable To Protect Our Intellectual Property Rights, And We May Be Liable For Infringing The Intellectual Property Rights Of Others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies. We currently hold several pending patent applications in the United States and corresponding patent applications filed in certain other countries covering the proposed use of microwaves for the recovery of hydrocarbons and fossil fuels. Further, we intend to rely on a combination of trade secrets and non-disclosure, and other contractual agreements and technical measures to protect our rights in our technology. We intend to depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid our confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. We believe that our technology is not subject to any infringement actions based upon the patents of any third parties; however, our technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us, and if we should be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology or the licensed technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our products so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition, and results of operations.

The patent position of petroleum extraction and decomposition technology firms is generally uncertain and involves complex legal and factual questions. We do not know whether any of our current or future patent applications will result in the issuance of any patents. Even issued patents may be challenged, invalidated or circumvented. Patents may not provide a competitive advantage or afford protection against competitors with similar technology. Competitors or potential competitors may have filed applications for, or may have received patents and may obtain additional and proprietary rights to processes competitive with ours. In addition, laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States of America or Canada.

Patent litigation may occur in our industry and we cannot predict how this will affect our efforts to form strategic alliances, conduct testing or manufacture and market any products under development. If challenged, our pending patents may not be held valid. We could also become involved in interference proceedings in connection with one or more of our patent applications to determine priority of invention. If we become involved in any litigation, interference or other administrative proceedings, we will likely incur substantial expenses and the efforts of our technical and management personnel will be significantly diverted. In addition, an adverse determination could subject us to significant liabilities or require us to seek licenses that may not be available on favorable terms, if at all. We may be restricted or prevented from manufacturing and selling our products in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses.

Our commercial success will also depend significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Patent applications are, in many cases, maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications are filed. In the event of infringement or violation of another party's patent, we may be prevented from pursuing product development or commercialization. See "Business--Intellectual Property".

We Can Provide No Assurance That Our Products Will Obtain Regulatory Approvals At Or Prior To The Time Of Installation.

The installation of any of our products at a customer site may require the prior approval of various federal and state regulatory authorities governing such areas as the environment, hazardous waste, health and worker safety. We cannot predict with any certainty the amount of time necessary to obtain such approvals and whether any such approvals will ultimately be granted. Operational trials of our built to scale machines as opposed to laboratory scale models may reveal that one or more of our products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Delays in obtaining any necessary regulatory approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product's potential commercial success and on our business, prospects, financial condition, and results of operations. In addition, it is possible that a product may be found to be ineffective or unsafe due to conditions or facts which arise after development has been completed and regulatory approvals have been obtained. In this event we may be required to withdraw such product from the market. See "Business - Regulatory Issues".

We Depend Upon Our Senior Management And Skilled Personnel And Their Loss Or Unavailability Could Put Us At A Competitive Disadvantage.

We currently depend upon the efforts and abilities of our senior executives, as well as the services of other key personnel. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. We have no "Key Man" insurance policies on any of our senior executives.  In addition, recruiting and retaining qualified engineering and scientific personnel to perform future research and development work will be critical to our success. There is currently a shortage of employees with expertise in our areas of research, and this shortage is likely to continue. Competition for skilled personnel is intense and turnover rates are high. Our ability to attract and retain qualified personnel may be limited. Our inability to attract and retain qualified skilled personnel would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Limitation Of Liability And Indemnification Of Officers And Directors.

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our Certificate of Incorporation provides, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Certificate of Incorporation Grants the Board of Directors the Power to Designate and Issue Additional Shares of Common and/or Preferred Stock.

Our certificate of incorporation grants our Board of Directors authority to, without any action by our stockholders, designate and issue, from our authorized capital, shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of the common stock offered hereby.  Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our stockholders and may dilute our book value.

Risks Related To The Common Stock

 In Recent Years, The Stock Market In General Has Experienced Periodic Price And Volume Fluctuations. This Volatility Has Had A Significant Effect On The Market Price Of Securities Issued By Many Companies For Reasons Often Unrelated To Their Operating Performance. These Broad Market Fluctuations May Adversely Affect Our Stock Price, Regardless Of Our Operating Results.  The Market Price Of Our Common Stock May Fluctuate Significantly, And It May Be Difficult To Resell Your Shares Of Common Stock Or Warrants When You Want Or At Prices You Find Attractive.

The price of our common stock is quoted on the Pink Sheets and constantly changes. We expect that the market price of the common stock will continue to fluctuate. These fluctuations may result from a variety of factors, many of which are beyond our control. These factors include:

•	quarterly variations in our financial results;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	changes in expectations as to our business, prospects, financial condition, and results of operations;
•	announcements by us or our competitors of material developments;
•	the operating and securities price performance of other companies that investors believe are comparable to us;
•	future sales of our equity or equity-related securities;
•	changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;
•	departures of key personnel; and
•	regulatory and intellectual property considerations.

As a result of these fluctuations, you may experience difficulty selling shares of our common stock or warrants when desired or at acceptable prices.

Future Sales Of Common Stock Or The Issuance Of Securities Senior To The Common Stock Or Convertible Into, Or Exchangeable Or Exercisable For, Common Stock Could Materially Adversely Affect The Trading Price Of The Common Stock, And Our Ability To Raise Funds In New Equity Offerings.

Future sales of substantial amounts of our common stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

Trading Market for Common Stock Has Limited Liquidity

Although sales of our stock are reported on the Pink Sheets under the symbol “GBRC”, the market for our common stock has limited liquidity.

Limited Market Due To Penny Stock

Our stock differs from many stocks, in that it is considered a penny stock. The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute penny stock within the meaning of the rules, the rules would apply to our securities and us. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the penny stock designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); and (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock. Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

This procedure requires the broker-dealer to (i) obtain from the investor information concerning his financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

The Trading Price Of Our Common Stock May Decrease Due To Factors Beyond Our Control

The trading price of our common stock will be subject to significant fluctuations in response to numerous factors, including:

•	Variations in anticipated or actual results of operations;
•	Announcements of new products or technological innovations by us or our competitors;
•	Changes in earnings estimates of operational results by analysts;
•	Results of product demonstrations;
•	Inability of market makers to combat short positions on the stock;
•	Inability of the market to absorb large blocks of stock sold into the market;
•	Comments about us or our markets posted on the Internet.

Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our stockholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

We Pay No Dividends

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

Sarbanes-Oxley and Federal Securities Laws Reporting Requirements Can Be Expensive

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to shareholders, are significant and may increase in the future.

ITEM 2.  PROPERTIES.

On September 22, 2006, we acquired substantially all the assets of CRC, prior to which we had no material assets.  The assets of CRC included an exclusive license, valued as a zero value asset, that it had from Mobilestream to exploit a patent pending application for the use fixed-frequency microwave radiation for decomposing petroleum-based materials.

On December 31, 2006, we acquired the assets of Mobilestream. The Mobilestream assets we acquired consisted of (i) the then four patents pending for the Technology together with Mobilestream's position as the licensor under the Combined Technology License Agreement, (ii) approximately $1,678,000 of cash and (iii) $149,000 of fixed assets.

The Company has three separate real property lease agreements.  The Company leased office space in New Jersey under a lease agreement that commenced June 1, 2006, the monthly lease payments were $5,000 per month and the lease expired on May 31, 2009.  The Company also leases manufacturing space in Rockford, Illinois under a lease agreement that commenced May 1, 2008, the monthly lease payments are $2,703 per month and the lease expires on April 30, 2010.  In October 2008, the Company entered into a new lease for new corporate headquarters office space in New Jersey, and a deposit of $47,500 was made in October 2008.  The Company moved into the 5,124 square feet of office space in March of 2009.   The lease is for five years with monthly payments beginning at $6,567 per month and the lease expires April 2014.   With all leases, the Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

Rent expense for the years ended December 31, 2008 and 2007, and for the cumulative period July 19, 2002 (inception) to December 31, 2008 was approximately $85,000, $60,000, and $248,000, respectively.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2008, we are not a party to any pending legal proceeding and our property is not subject to any pending legal proceeding, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been traded over the counter on the Pink Sheets since April 2007. The trading symbol for our common stock is "GBRC."  Prior to April 2007 our common stock traded on the OTC Bulletin Board.  In April 2007 our common stock was delisted from the OTC Bulletin Board for failure to satisfy applicable maintenance criteria. The following table sets forth quarterly high and low bid sales prices for the common stock for the periods presented as reported by the OTC Bulletin Board and, since April 2007, the Pink Sheets.  We consider our stock to be "thinly-traded" and any reported sales prices may not be a true market based valuation of the stock.

	High	Low
4th Quarter 2008, ended 12/31/08	$2.25	$0.99
3rd Quarter 2008, ended 9/30/08	$2.43	$0.73
2nd Quarter 2008, ended 6/30/08	$4.38	$1.76
1st Quarter 2008, ended 3/31/08	$3.65	$1.46
4th Quarter 2007, ended 12/31/07	$3.79	$1.66
3rd Quarter 2007, ended 9/30/07	$5.40	$1.44
2nd Quarter 2007, ended 6/30/07	$2.60	$0.55
1st Quarter 2007, ended 3/31/07	$1.99	$0.61

Holders

The number of record holders of our common stock as of May 26, 2009, was approximately 490 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

Dividend Policy

We have not paid any dividends since our inception and we do not anticipate or contemplate paying dividends on our common stock in the foreseeable future.  It is our present intention to utilize all available funds for the development of our business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, the Company issued 13,195,925 shares of common stock at an average of approximately $1 per share and 9,537,782 common stock purchase warrants for a total of $12,892,731 in cash.  The warrants have an exercise price of $2.00 and an expiration date of 18 months from date of issuance.  The issuances were conducted primarily through two private placement offerings to foreign investors and were sold at a discount to the market price.

During the year ended December 31, 2008, the Company issued a total of 7,714,849 shares of its common stock to non-employees for services rendered during the year or to be rendered, in reliance on  Section 4(2) of the Securities Act.  These services were valued at $15,590,217.  Included in the 7,714,849 shares of common stock issued to non-employees is 2,050,000 shares for services to be provided through September of 2009.

During the year ended December 31, 2008, the Company issued an aggregate 2,050,000 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $2,232,500, as that was deemed to be the more readily determinable value. As of December 31, 2008, they have a prepaid balance of $1,423,875.

On September 3, 2008, the Company granted a non-employee 76,500 common stock warrants for services provided.  These warrants have an exercise price of $2.75 and are exercisable until December 20, 2012.

On October 1, 2008, the Company granted a non-employee 300,000 common stock warrants as a portion of the payment for services to be performed.  These warrants have an exercise price of $2.00, and 100,000 warrants vest on each of the following dates: June 10, 2009, January 10 2010 and June 10, 2010.

In April and May of 2008, 250,000 warrants were exercised by Nutmeg/Mercury Fund, L.P. and Black Diamond Fund, L.P. in cashless transactions, resulting in the issuance of 124,489 shares of the Company’s common stock.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by the us or any affiliated purchasers during the fourth quarter of the year ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA.

This item is not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Statements used in this Form 10-K, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, scuh as those set forth above under “Risk Factors”.  The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included as part of this report.

Overview

Since the acquisitions of the assets of CRC and Mobilestream in 2006, our business became, and continues to be: (i) the design, manufacture and sale of machinery and equipment units, embodying the Technology for decomposing petroleum-based materials by subjecting them to microwave radiation at specifically selected frequencies for a time sufficient to at least partially decompose the materials and focused on specific applications; (ii) the licensing of third parties to exploit that technology; and (iii) the construction of plants to exploit that Technology. Currently, our efforts are directed principally to the design, manufacture and sale of machinery and equipment.

In October 2008, we completed our first commercial prototype machine that uses our Technology for decomposing tires, the Patriot-1.  Although we anticipated completion of the prototype earlier in 2008, there were several factors that contributed to the delay we experienced. These included: delays in delivery of klystron microwave tubes, changes in the design of the prototype, and changes in the conveying procedures for the material. The Company will continue to test and refine the features of the prototype for use with tires and other "feedstocks", i.e. materials that would amenable to the Company's Technology. The Company will work with prospective customers to create systems for the manipulation of large amounts of tires to be processed through a machine.

We have no manufacturing capability of our own. Accordingly, we have entered into an agreement with Ingersoll Production Systems, a manufacturing facility in Rockford, Illinois, for research on and the manufacture of our machines, where the Patriot-1 was completed.  The prototype is being tested initially to apply our microwave Technology to the decomposition of tires as waste and to retrieve commercially viable components therefrom in the form of carbon, liquid hydrocarbons which can be converted to electricity, and gas. We will use our prototype primarily to confirm and refine the principles that will be utilized in commercial scale operations of our technology. We also will use it to test various feedstocks, materials that can benefit from the application of our Technology, prior to releasing processes for production. The prototype will also be used on a limited basis to show customers that the process works as applied to a specific feedstock and is viable for commercialization.

From May 4, 2009 to May 8, 2009, the Company provided a public demonstration of the Patriot-1 to over 100 prospects, partners, and dignitaries at the Ingersoll Production Systems facility in Rockford, Illinois.  The Patriot-1 prototype has an automated process to provide a highly energy efficient, emissions free way to convert tires into energy.  The demonstration showcased a continuous feed microwave tire recycling system that successfully transformed large amounts of scrap tires into heating oil as well as combustible gases, and carbon ash. The live demonstrations allowed attendees visual and physical access to a piece of equipment that has an internal temperature of 500°c (1000°F) with no external heat, no smell and no emissions

We do not research nor represent to potential customers the commercial uses or revenues they may derive from the end-products generated using our Technology. Each potential customer evaluates for itself whether the commercialization and disposition of the end products justifies the cost to purchase and install one of our machines.

We are conducting negotiations with prospective purchasers of machines, but do not have any committed orders for our equipment. We are also in negotiations with at least one distributor for an exclusive license for our Technology covering a designated geographic area, but the terms and conditions are not completed.  We are not presently devoting any time or funds to the construction of plants to exploit our Technology. Any such effort will require capital in excess of funds available to us, and will require us to "partner" with a company with much larger resources.

Results Of Operations

2008 COMPARISON WITH 2007

(A)              REVENUES

We had no revenues from operations for the years ending December 31, 2008 and 2007. We have had no revenues from operations since the closing of the asset acquisitions of CRC in September 2006 and Mobilestream in December 2006. All revenues we received from operations prior to September 2006 were derived from lines of business unrelated to our current activities, and in which we no longer have any ownership interest or other participation.  The Company has never had revenues from operations since it began its current business.

The Company has completed a prototype fixed frequency microwave reactor system, named “Patriot-1” which it has used to demonstrate the decomposition of tires into diesel oil fuel, methane gas and carbon ash.  From May 4, 2009, to May 8, 2009, the Company provided a public demonstration of the Patriot-1 to prospects, partners, and dignitaries at our outside contract manufacturer’s facility (Ingersoll Production Systems) located in Rockford, Illinois.  It will take the Company approximately twelve months to deliver a system from the time the Company receives an order. Each order will be accompanied by a cash deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

Subsequent to the annual reporting date for the accompanying consolidated financial statements,  on April 23, 2009, Global Heavy Oil, a wholly-owned subsidiary of the Company, entered into the Collaborative Arrangement with Schlumberger for the purpose of researching and developing “surface upgrading” products, a process using microwaves to increase the gravity of heavy oil above the surface of the Earth in oilfield operations and services for “heavy oil” oilfield operations (“the Products and Services”).  The joint development will be based on, and will utilize, the Company’s proprietary patent-pending technologies and intellectual property.   In consideration of the Company’s exclusive license of its intellectual properly in the “heavy oil” field of use, the Company, through Global Heavy Oil, will receive a total of $600,000 ($300,000 was received thirty days after the execution of the Collaborative Arrangement and $300,000 is payable on the first anniversary of the Collaborative Arrangement).  Contingent upon full satisfaction of Phase I under the Collaborative Arrangement (research & development, including testing of the Products and Services), the Company, through Global Heavy Oil, will receive a one-time $1,000,000 engineering fee from Schlumberger within 30 days of the commencement of Phase II under the Collaborative Arrangement.  Upon full satisfaction of Phase II and pursuant to the Collaborative Arrangement, the Company, through Global Heavy Oil, will have the right to acquire up to a 40% interest in the joint venture.

(B)   TOTAL OPERATING EXPENSES

Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were $24,132,280 for the twelve months ended December 31, 2008 compared to $10,253,830 for the twelve months ended December 31, 2007, an increase of $13,878,450 or approximately 135%.

Changes in General and Administrative Expenses versus the prior year were the following:

The Company has recorded expenses for investment banking fees, investor relations, and professional fees broadly to include expenses incurred for ancillary activities and expenses for penalties and settlements related to professional services, investment banking and public relations activities. Total professional fees and investment banking fees and investor relations expenses were $16,282,170 for the twelve months ended December 31, 2008 compared to $4,813,322 for the twelve months ended December 31, 2007, an increase of $11,468,848.  The Company issued 7,014,849 shares of common stock for services performed or to be performed by non-employees, valued in the amount of $13.7 million dollars, mainly for investment banking fees, investor relations and professional fees which is the primary  reason for the increase of $11.5 million in investment banking fees, investor relations and professional fees for the twelve months ended December 31, 2008. The value of services was determined based upon the stock market price at the date the stock was issued.  Other increases in professional fees were due to an increase of $531,924 in legal fees, $837,681 for the twelve months ended December 31, 2008 versus $305,757 in 2007.  Accounting fees increased from $114,673 for fiscal year 2007 to $272,795 fiscal year 2008, an increase of $158,122.  The increase in legal fees was caused by the expenses of conducting an annual stockholder meeting, the settlement of certain claims for investment banking services and the filing of several registration statements by the Company.

Other General and Administrative Expenses were $5,853,977 for the twelve months ended December 31, 2008 compared to $4,838,628 for the twelve months ended December 31, 2007, an increase of $1,015,349 or approximately a 21% increase.  The increase in expenses for twelve months ended December 31, 2008 was due to the following:  (a) The total salary & wages related expenses increased approximately $100,000, and direct salary expenses increased approximately $900,000 because of addition of four employees, including the new Company CEO.  Stock options were granted and expensed to the new CEO in the amount of $1.0 million.  In 2008 no bonus stock grants were issued to employees resulting in a decrease of approximately $3.0 million versus the twelve months ended December 31, 2007.  A severance agreement was reached with former CEO, Frank Pringle and an expense of $1.2 million dollars was recorded in 2008.    (b) An expense of $560,000 was recorded in 2008 for indemnification costs due to the potential expense of reimbursing Eric Swain, the Company’s new CEO, for expenses related to Mr. Swain’s early termination of his employment with his prior employer, Morgan Stanley.  (c) Travel and entertainment was approximately $192,400 compared to approximately $78,700 for the same period last year, an increase of approximately $113,700, mainly due to increased travel to the production facility in Rockford, Illinois.  (d)  Payment to members of the board of directors in the form of stock warrants began in 2008 and the Company recorded expenses in the amount of approximately $113,000 for the twelve months ending December 31, 2008.   (e)  Insurance costs increased approximately $73,000 for the twelve months ending December 31, 2008 as compared to the same period in 2007,  mainly due to an increase in the number of Company employees.

Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R & D costs for the twelve months ended December 31, 2008 and 2007 were $871,622 and $222,530, respectively.  The increase of $649,092 as compared to prior year can be attributed to the increase in material costs of approximately $350,000 used in research, and the increased salary costs due to addition of personnel in May 2008.

(C)  OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains / (losses), change in fair value of derivative financial instruments and other income are included in Other Income (Expense).  Total other income was $8,636,931 for the twelve months ended December 31, 2008 compared to other income of $3,675,499 for the twelve months ended December 31, 2007, the change of $4,961,432 being primarily due to the fair value change in the derivative financial instruments.

Interest expense for the twelve months ended December 31, 2008 was $17,981 compared to $23,322 for the twelve months ended December 31, 2007, a decrease of $5,341 or 23%.  The 2008 lower interest expense is the result of certain Company loans nearing maturity.

Interest income for the twelve months ending December 31, 2008 and 2007 was $185,025 and $33,329, respectively. The twelve months’ increase of $151,696 or 455% in interest income is attributed to the Company having a surplus of cash as a result of sales of common stock to investors. In April of 2008, $4,000,000 of surplus cash was invested in short term investments.  Due to the decline in the stock market in the fourth quarter of 2008 the Company reclassified $837,850 on unrealized losses on its investments in preferred stock to realized losses, as the impairment was deemed to be other than temporary at December 31, 2008.  For the twelve months ended December 31, 2008, realized losses on investments was $881,768.

At December 31, 2008 the change in the fair value of derivative financial instruments resulted in income of $9,358,836 in 2008 versus income of $3,765,492 in 2007, for a change of $5,593,344.

Other expenses for the twelve months ending December 31, 2008 and 2007 were $7,181 and $100,000, respectively. The twelve month decrease of $92,819 in other expenses was caused by the fact that in 2007 the Company incurred a one-time loss of $100,000 as a result of a forfeit of a deposit for a prospective acquisition.

(D)   NET LOSS

The net loss for the twelve months ended December 31, 2008 was $15,495,349 ($0.33 per share) compared to $6,578,331 ($0.25 per share) for the twelve months ended December 31, 2007, a change of $8,917,018 or 136%.  The Company losses are attributable to no revenue stream, and the Company is still in development stage.  The Company’s expenses have increased significantly as a result of non-cash charges related to expenses for investment banking, investor relations and public relations services as payments were made by the issuance of common stock for such services rendered during the year.

OPERATING ACTIVITIES

Net cash used in operating activities was $5,175,036 for the twelve months ended December 31, 2008 compared to $2,689,445 for the twelve months ended December 31, 2007, an increase of $2,485,591 or approximately 92%. This $2.5 million use of cash is a result of operating expenses adjusted for non-cash expenses.

INVESTING ACTIVITIES

Net cash used in investing activities was $4,691,496 for the twelve months ended December 31, 2008 compared to cash provided by investing activities of $10,167 for the twelve months ended December 31, 2007, a change of $4,701,663. The primary reasons for the changes in the year to date were: Purchases of marketable securities in amounts of $4 million dollars and purchases of materials in the amount of approximately $930,000 for construction of our prototype machine.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company had total current assets of $6,079,879 and total current liabilities of $1,133,882, resulting in a working capital of $4,945,997. At December 31, 2008, the Company's current assets consisted of $2.0 million in cash, $2.6 million in short-term investments and $1.5 million in prepaid services. As a development stage company that began operations in 2002, the Company has incurred $29,770,274 in cumulative total net losses from inception through December 31, 2008.

As of December 31, 2008, the Company had $2.0 million in cash and cash equivalents and $2.6 million in short-term investments.  The Company projects total cash expenditures needed for the next twelve months ending December 31, 2009 of approximately $4.5 million (operating expenses of approximately $4 million and capital expenditures of approximately $0.5 million).  Our assessment of our cash needs, however, is based on assumptions concerning the rate of our cash expenses, the technological and engineering challenges in the development of our products, the projected development times, the equipment construction and testing trials required along with their projected timetable.  Our actual operations may be affected by increases in our payroll and staff related matters, technological or engineering difficulties, deviations from the timetables for experimentation and testing trials.  However, due to the fact that the Company incurred substantial net losses for the cumulative period from July 19, 2002 (inception) to December 31, 2008 and that it currently has no revenue stream to support itself, there is doubt about the Company’s ability to continue as a going concern.

The Company has been successful in obtaining the required cash resources by issuing stock to service the Company's operations through the twelve months ended December 31, 2008.  Net cash provided by financing activities was $11,099,837 for the year ended December 31, 2008 compared to $1,689,701 for the year ended December 31, 2007, a change of $9,410,136. This increase was primarily the result of sales of common stock. During the twelve months ended December 31, 2008, the Company sold 13,195,925 shares of common stock for gross proceeds of $12,892,731.

The Company has continued to issue stock or options or warrants to various vendors (non-employees) as payments for services rendered. In the twelve months ended December 31, 2008, the Company issued 7,714,849 shares of common stock in payment of services valued at $15,590,217, including 650,000 common stock shares granted to an investor as part of a non-compliance clause in the contract with that investor.  The grant of common stock was recorded as expense to the statement of operations and comprehensive loss in the amount of $1,358,500.  Warrants issued for services were valued using the Black-Scholes option-pricing model, with expected volatility ranging from 117% to 159%, risk-free interest rate ranging from 1.61% to 2.93% and expect life a half year to five years.   The Company also granted 9,537,782 warrants with an average excise price of $2.00 in conjunction with the sale of common stock in a private placement.  Since these warrants were part of the purchase agreement they had no impact on the Company’s profit or loss.

For the twelve months ended December 31, 2008, the Company authorized the grant of 8,950,000 common stock options to employees for services to be rendered or to be performed.

In September 2008, pursuant to a Summary of Terms of Proposed Employment Agreement with Eric Swain, the Company’s new CEO, and as part of a series of employment term sheets, the Company authorized the grant of a total of 8,500,000 stock options to four key executives.  5,000,000 of those stock options were granted to the Company’s new CEO, Eric Swain.  The other 3,500,000 stock options were granted to three other officers of the Company and were subject to stockholder approval of an amendment to the Company’s stock option plan increasing the number of authorized shares available for issuance under the plan.  All of these options have an exercise price of $1.18.  1,000,000 of Mr. Swain’s options vested immediately and the balance will vest in equal annual installments of 1,000,000 options on September 23, 2009 and on each anniversary thereafter for the  three years thereafter.  Of the combined 3,500,000 options granted to the three other executives, one-fifth of those options will vest immediately upon approval of the amendment of the Company’s stock option plan and the remainder will vest one-fifth on September 23, 2009 and an additional one-fifth on each anniversary thereafter for the next three years, provided that the executives are employed by the Company at each vesting date. As of December 31, 2008, total unrecognized compensation cost related to unvested stock options for the CEO’s options is approximately $4,160,000, which is to be recognized over the expected term of five years. The assumptions used in the Black-Scholes option-pricing model used to determine the fair value of the options are: a dividend yield of 0%; an expected volatility rate of 123.5%; a risk-free interest rate of 2.92%; and an expected life of approximately six years. Expected forfeitures were estimated to be 0%.  No compensation expense was recorded for the 3,500,000 options awaiting stockholder approval during the year ended December 31, 2008 because options under an arrangement that is subject to stockholder approval are not deemed to be granted until that approval is obtained unless approval is essentially a formality which the Company has deemed not to be the case.  Subsequent to December 31, 2008, the amount of options awaiting stockholder approval mentioned above has been adjusted to 2,900,000 to reflect the retirement of one of the Company’s executives.

In November 2008, the Company authorized the grant of 450,000 stock options to three employees which are also subject to stockholder approval of an amendment to the Company’s stock option plan increasing the number of authorized shares available for issuance under the plan.  These options have an exercise price of $1.24 per share and expire on November 21, 2018.  150,000 options vest immediately upon stockholder approval of the stock option plan amendment, 150,000 vest on January 1, 2010, and the remainder vest on January 1, 2011.  The assumptions used in the Black-Scholes option-pricing model used to determine the fair value of the options are: a dividend yield of 0%; an expected volatility rate of 159.5%; a risk-free interest rate of 2.12%; and an expected life of approximately six years. Expected forfeitures were estimated to be 0%.  No expense was recorded for the unapproved options during the year ended December 31, 2008.

CAPITAL RESOURCES

(A)   LONG-TERM DEBT OBLIGATIONS

The Company entered in two loan agreements for the purchase of equipment.  The principal amount of a five year loan entered into in January 2006 is $75,000 with an interest rate of 13.43% annually and a monthly payment of $1,723.  In October 2006 the Company entered into second loan with a principal amount of $73,817 at an interest rate of 8.71% annually.  The monthly payments on this loan are $2,396.  The total remaining loan payments including interest is $57,074, for the two loans.

(B)   CAPITAL LEASES

The Company leases certain phone and computer equipment under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the balance sheets as part of property and equipment. The monthly lease payments are $1,293 per month, until June 2011.  The total future minimum lease payments are $34,924.

(C)   OPERATING LEASES

The Company leases office space and manufacturing space under three separate lease agreements that are classified as operating leases.  The Company leased office space in West Berlin, New Jersey, which had a monthly lease payment of $5,000 per month and the lease expired on May 31, 2009.  Beginning in June 2009 the Company will continue to lease space at the West Berlin location at a monthly lease payment rate of $1,600 per month and this lease expires in June 2012. The Company entered into a new lease for new corporate headquarters in Mount Laurel, New Jersey, which has a monthly lease payment of $6,567 and the lease expires April 2014.  The Company also leases manufacturing space in Rockford, Illinois, which has a monthly lease payment of $2,703 and expires on April 30, 2010.  The total future minimum annual lease payments are approximately $484,000.

(D)   PURCHASE OBLIGATIONS

In June 2007, the Company entered into a purchase agreement with Ingersoll Production Systems of Rockford, Illinois to build a commercial prototype machine. The total purchase commitment is approximately $770,000.  The Company has currently paid approximately $620,000 as of December 31, 2008 under this agreement.  This amount is reflected in the accompanying 2008 consolidated balance sheet as part of the construction in progress component of property and equipment, and, to the extent of modifications to the prototype machine being made, in the accompanying 2008 consolidated statement of operations as R & D expense.  In addition to the agreement with Ingersoll Production Systems, there are various other suppliers with which the Company has purchase commitments, which commitments total approximately $610,000, of which the Company had paid approximately $600,000 through December 31, 2008.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  Certain critical accounting policies requiring significant judgments, estimates and assumptions are detailed below.  We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made and (2) changes to the estimate or different estimates, that could have reasonably been used, would have materially changed our consolidated financial statements.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises".

Short-term Investments

Cash in excess of operating requirements is invested in marketable debt and equity securities, all of which are classified as available for sale, and are carried at their fair value.  The unrealized gains or losses of these investments, which are deemed to be temporary in nature are recorded as part of accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity. Realized gains or loss and declines in value judged to be other-than-temporary on these investments are recognized as realized gains or losses in the consolidated statements of operations and comprehensive loss.  As of December 31, 2008, the Company has reclassified a significant amount of unrealized losses from the consolidated statement of stockholders’ equity to the consolidated statement of operations and comprehensive loss as realized losses  due to the probability that the Company may not get any new significant inflows of cash, and accordingly will may have to liquidate almost all of the short-term investments within the next twelve months (see Note 16 and Note 17 to the consolidated financial statements).

Patents

Legal fees associated with patents, which are expected to be issued are recorded as prepaid patent costs on the accompanying consolidated balance sheets.  Upon approval by the relevant patent office, the prepaid patent costs will be reclassified to an intangible asset, and amortized over the expected life of the patent.  The value of the patent(s) will be reviewed each year for possible impairment and expensed in the year it is determined that a write-down in the value of the patent is required.  Prepaid patent costs associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved.

Research and Development Costs

The Company complies with the accounting and reporting requirements of SFAS No. 2, “Accounting for Research and Development Costs (as amended)”.  Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s microwave technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   R & D costs are expensed when incurred.   The amounts charged to operations for the years ended December 31, 2008 and 2007, and for the cumulative period July 19, 2002 (inception) to December 31, 2008 were $871,622, $222,530 and $1,281,039, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to the Company’s consolidated financial statements. The compensation cost associated with these awards is recorded as an expense within the same functional expense category as cash compensation for the respective grantee. No tax benefit has been recognized with respect to this expense.

The valuation of employee stock options and warrants is an inherently subjective process since market values are generally not available for long-term, non-transferable employee stock options and warrants. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

•	the stock option or warrant exercise price,
•	the expected term of the option or warrant,
•	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,
•	the expected volatility of our common stock,
•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future),
•	the risk free interest rate for the expected option or warrant term, and
•	the expected forfeiture rate

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. Our estimate of the expected term for options and warrants awarded in the year ended December 31, 2008 was between six-months and five years and was derived based on the weighted average of the sum of the vesting term and the original contract term at the date of issuance. In estimating its stock price volatility, the Company analyzed its historic volatility for a period equal to the expected term of its stock options and warrants awarded for the year ended December 31, 2008, by reference to actual stock prices during this period and calculated an estimated volatility between 117% to 159%.  The Company believes that each of these estimates, including both expected term and volatility, is reasonable in light of the data it has analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time. The specific valuation assumptions noted above were applied to stock options and warrants that the Company granted subsequent to its adoption of SFAS No. 123R. The Company expects that share-based compensation expense will continue to have a material impact on its financial results for all subsequent fiscal years.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company’s stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants was not material under APB No. 25. The Company applied the disclosure provisions under SFAS No. 123, “Accounting for Stock-Based Compensation” and related interpretations as if the fair value had been applied in measuring compensation expense.

The effect on the Company’s net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the cumulative period July 19, 2002 (inception) to December 31, 2008 was not material.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. The total expense associated with stock-based employee compensation was approximately $1,040,000 for the year ended December 31, 2008, and for the period July 19, 2002 (inception) to December 31, 2008.  There was no expense associated with stock-based employee compensation for the year ended December 31, 2007.

For non-employees, stock grants and stock issued for services are valued at either the invoiced or contracted value of services provided, or to be provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable.  Warrants or options issued for services provided, or to be provided, are valued at fair value at the date the agreement is reached.

Earnings (Loss) Per Share of Common Stock

The Company complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share”.   Basic loss per share is calculated by dividing net loss attributable to common shares by the weighted average number of outstanding common shares for the period.  Diluted earnings per common share includes dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and the conversion of convertible preferred stock.

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of December 31, 2008 and 2007 respectively, are as follows:

	2008	2007
Options	5,200,000	200,000
Warrants	21,425,795	12,329,013
Convertible Preferred Stock	2,500	17,822,153
Total	26,628,295	30,351,166

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of December 31, 2008 and 2007.

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock in accordance with the provisions of Emerging Issues Task Force (“EITF’) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock”.  These financial instruments include freestanding warrants and options to purchase the Company’s common stock.   Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, EITF No. 00-19 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of operations.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 2 to the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herewith: the Company's audited Financial Statements as of and for the fiscal years ended December 31, 2008 and December 31, 2007.

GLOBAL RESOURCE CORPORATION

INDEX TO FINANCIAL STATEMENTS

For the Fiscal Years Ended December 31, 2008 and 2007	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years ended December 31, 2008 and 2007, and for the Cumulative period July 19, 2002 (inception) to December 31, 2008	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years ended December 31, 2008 and 2007, and for the Cumulative period July 19, 2002 (inception) to December 31, 2008	F-5

Consolidated Statements of Cash Flows for Years ended December 31, 2008 and 2007, and for the Cumulative period July 19, 2002 (inception) to December 31, 2008	F-23

Notes to Consolidated Financial Statements	F-24

Report of Independent Registered Public Accounting Firm

To the Audit Committee of
Global Resource Corporation

We have audited the accompanying consolidated balance sheets of Global Resource Corporation (a development stage company) (the “Company”) as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2008 and 2007, and for the period from July 19, 2002 (inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of their consolidated operations and cash flows for each of the years ended December 31, 2008 and 2007 and the period from July 19, 2002 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has sustained net losses for each of the years ended December 31, 2008 and 2007, and for the period from July 19, 2002 (inception) to December 31, 2008 and currently does not have any significant revenue to fund future operations, which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
June 15, 2009

Global Resource Corporation
(A Development Stage Company)
Consolidated  Balance Sheets
December 31,  2008 and 2007
ASSETS
	December 31, 2008	December 31, 2007
		(Restated)
CURRENT ASSETS
Cash and cash equivalents	$2,013,730	$780,425
Short-term investments	2,557,274
Prepaid services	1,508,875	1,808,042

Total current assets	6,079,879	2,588,467

Property and equipment, net of depreciation	1,358,299	373,135

OTHER ASSETS
Deposits	123,726	74,860
Prepaid patent costs	383,685	143,063

Total other assets	507,411	217,923

TOTAL ASSETS	$7,945,589	$3,179,525

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$889,489	$119,588
Loans payable - equipment	34,850	40,964
Capital lease obligation - equipment	9,543
Severance payable	200,000
Loan Payable - officer		150,000

Total current liabilities	1,133,882	310,552

LONG-TERM LIABILITIES
Loans payable - equipment, net of current portion	16,821	51,629
Capital lease obligation - equipment, net of current portion	15,742
Severance payable, net of current portion	1,000,000
Derivative financial instruments	1,591,834	10,950,670

	2,624,397	11,002,299

Total liabilities	3,758,279	11,312,851
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock A - $.001 par value 100,000,000 shares authorized, 5,000 issued
and outstanding at December 31, 2008, 35,236,188 issued and outstanding at December 31, 2007	5	35,236
Preferred Stock B - $.001 par value, no shares authorized and issued as of December 31, 2008
and 1,000 shares authorized and issued as of December 31, 2007		1
Common stock, $.001 par value; 200,000,000 shares authorized, 69,549,164 shares issued	69,549	30,358
and 62,854,203 outstanding at December 31, 2008, 30,358,291 shares issued and
30,263,330 outstanding at December 31, 2007
Additional paid-in capital	35,842,053	6,328,170
Subscription receivable		(185,693)
Accumulated other comprehensive loss	(237,550)
Deficit accumulated during the development stage	(29,770,274)	(14,274,925)
	5,903,783	(8,066,853)
Treasury stock	(1,716,473)	(66,473)

Total stockholders' equity (deficit)	4,187,310	(8,133,326)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,945,589	$3,179,525

See accompanying notes to the consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended		July 19, 2002
			(Inception)
	December 31	December 31	to
	2008	2007	December 31, 2008
		(Restated)	(Restated)
REVENUES	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative expenses	23,260,658	10,031,300	40,022,371

Research and development expenses	871,622	222,530	1,281,039

Total operating expenses	24,132,280	10,253,830	41,303,410

OPERATING LOSS	(24,132,280)	(10,253,830)	(41,303,410)

OTHER INCOME (EXPENSE)
Loss on deposit and other	(7,181)	(100,000)	(179,893)
Net realized loss on short-term investments	(881,768)	-	(881,768)
Change in fair value of derivative financial instruments	9,358,836	3,765,492	12,359,845
Interest expense	(17,981)	(23,322)	(56,472)
Interest income	185,025	33,329	291,424

Total other income (expense)	8,636,931	3,675,499	11,533,136

NET LOSS	$(15,495,349)	$(6,578,331)	$(29,770,274)

OTHER COMPREHENSIVE LOSS

Unrealized loss on short-term investments	(1,075,400)		(1,075,400)
Realized loss on short-term investments, net of taxes,
reclassified from accumulated other comprehensive loss	837,850	-	837,850

COMPREHENSIVE LOSS	$(15,732,899)	$(6,578,331)	$(30,007,824)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.33)	$(0.25)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	47,215,783	26,489,850

See accompanying notes to the consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Balance at July 19, 2002 (Inception)		$-		$-	-	$-	$-	$-	$-	$-	$-	$-	$-

Issuance of initial founders' shares, September 9, 2002 net of subsequent cancellations					2,555,000								-

Common stock shares issued for cash:

Common stock issued for cash on November 5, 2002, at $.50 per share plus 8,000 warrants					8,000		4,000						4,000

Common stock issued for cash on November 21, 2002, at $.50 per share plus 21,000 warrants					21,000		10,500						10,500

Common stock shares issued for services rendered:

Common stock issued for services rendered, on September 10, 2002, at $0.472 per share					1,000,000		472,000						472,000

Common stock issued for services rendered, in November 5, 2002, at $0.50 per share, plus 8,500 warrants					8,500		4,250						4,250

Common stock issued for services rendered, on December 5, 2002, at $0.50 per share, plus 5,100 warrants					5,100		2,550						2,550

Net loss for the period July 19, 2002 (Inception) through December 31, 2002 (Restated, see Note 19)								(508,508)					(508,508)

Balance at December 31, 2002 (Restated, see Note 19)	-	-	-	-	3,597,600	-	493,300	(508,508)	-	-	-	-	(15,208)

Re-issuance of initial founders' shares, July 2003					1,455,000								-

Common stock shares issued for cash:

Common stock issued for cash on January 3, 2003, at $.50 per share plus 7,500 warrants					7,500		3,750						3,750

Common stock issued for cash on January 27, 2003, at $.50 per share plus 6,500 warrants					6,500		3,250						3,250

Common stock issued for cash on February 12, 2003, at $.50 per share plus 3,100 warrants					3,100		1,550						1,550

Common stock issued for cash on February 27, 2003, at $.50 per share plus 6,400 warrants					6,400		3,200						3,200

Common stock issued for cash on March 7, 2003, at $.50 per share plus 3,100 warrants					3,100		1,550						1,550

Common stock issued for cash on March 21, 2003, at $.50 per share plus 23,500 warrants					23,500		11,750						11,750

Common stock issued for cash on April 9, 2003, at $.50 per share plus 4,600 warrants					4,600		2,300						2,300

Common stock issued for cash on April 30, 2003, at $.50 per share plus 8,800 warrants					8,800		4,400						4,400

Common stock issued for cash on May 7, 2003, at $.50 per share plus 27,400 warrants					27,400		13,700						13,700

Common stock issued for cash on June 2, 2003, at $.50 per share plus 29,000 warrants					29,000		14,500						14,500

Common stock issued for cash on June 5, 2003, at $.50 per share plus 8,500 warrants					8,500		4,250						4,250

Common stock issued for cash on June 12, 2003, at $.50 per share plus 4,200 warrants					4,200		2,100						2,100

Common stock issued for cash on July 11, 2003, at $.50 per share plus 12,800 warrants					12,800		6,400						6,400

Common stock issued for cash on July 25, 2003, at $.50 per share plus 8,200 warrants					8,200		4,100						4,100

Common stock issued for cash on August 4, 2003, at $.50 per share plus 6,000 warrants					6,000		3,000						3,000

Common stock issued for cash on August 18, 2003, at $.50 per share plus 25,500 warrants					25,500		12,750						12,750

Common stock issued for cash on August 19, 2003, at $.50 per share plus 10,000 warrants					10,000		5,000						5,000

Common stock issued for cash on August 28, 2003, at $.50 per share plus 14,000 warrants					14,000		7,000						7,000

Common stock issued for cash on September 16, 2003, at $.50 per share plus 31,000 warrants					31,000		15,500						15,500

Common stock issued for cash on September 26, 2003, at $.50 per share plus 39,500 warrants					39,500		19,750						19,750

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on October 10, 2003, at $.50 per share plus 38,900 warrants					38,900		19,450						19,450

Common stock issued for cash on October 14, 2003, at $.50 per share plus 70,000 warrants					70,000		35,000						35,000

Common stock issued for cash on October 23, 2003, at $.50 per share plus 4,500 warrants					4,500		2,250						2,250

Common stock issued for cash on November 3, 2003, at $.50 per share plus 48,000 warrants					48,000		24,000						24,000

Common stock issued for cash on November 18, 2003, at $.50 per share plus 32,800 warrants					32,800		16,400						16,400

Common stock issued for cash on December 1, 2003, at $.50 per share plus 23,000 warrants					23,000		11,500						11,500

Common stock issued for cash on December 10, 2003, at $.50 per share plus 12,500 warrants					12,500		6,250						6,250

Common stock issued for cash on December 17, 2003, at $.50 per share plus 10,500 warrants					10,500		5,250						5,250

Stock subscriptions receivable, net										(14,340)			(14,340)

Net loss for the year ended December 31, 2003, (Restated, see Note 19)								(203,659)					(203,659)

Balance at December 31, 2003 (Restated, see Note 19)	-	-	-	-	5,572,400	-	753,200	(712,167)	-	(14,340)	-	-	26,693

Common stock shares issued for cash:

Common stock issued for cash on January 4, 2004, at $.50 per share plus 32,890 warrants					32,890		16,445						16,445

Common stock issued for cash on January 16, 2004, at $.50 per share plus 7,020 warrants					7,020		3,510						3,510

Common stock issued for cash on January 28, 2004, at $.50 per share plus 33,000 warrants					33,000		16,500						16,500

Common stock issued for cash on February 5, 2004, at $.50 per share plus 60,500 warrants					60,500		30,250						30,250

Common stock issued for cash on February 17, 2004, at $.50 per share plus 30,000 warrants					30,000		15,000						15,000

Common stock issued for cash on March 3, 2004, at $.50 per share plus 14,610 warrants					14,610		7,305						7,305

Common stock issued for cash on March 16, 2004, at $.50 per share plus 8,000 warrants					8,000		4,000						4,000

Common stock issued for cash on March 19, 2004, at $.50 per share plus 18,000 warrants					18,000		9,000						9,000

Common stock issued for cash on March 25, 2004, at $.50 per share plus 49,500 warrants					49,500		24,750						24,750

Common stock issued for cash on April 13, 2004, at $.50 per share plus 19,500 warrants					19,500		9,750						9,750

Common stock issued for cash on April 23, 2004, at $.50 per share plus 11,000 warrants					11,000		5,500						5,500

Common stock issued for cash on July 6, 2004, at $.50 per share plus 538,000 warrants					538,000		317,720						317,720

Common stock issued for cash on July 9, 2004, at $.50 per share plus 36,500 warrants					36,500		18,250						18,250

Common stock issued for cash on August 13, 2004, at $.50 per share plus 11,000 warrants					11,000		5,500						5,500

Common stock issued for cash on October 12, 2004, at $1.50 per share plus 43,000 warrants					43,000		64,500						64,500

Common stock issued for cash on October 14, 2004, at $1.00 per share plus 2,000 warrants					2,000		2,000						2,000

Common stock issued for cash on October 21, 2004, at $1.00 per share plus 3,125 warrants					3,125		3,125						3,125

Common Stock Shares issued for services rendered:

Common stock issued for services rendered on October 12, 2004, at $1.00 per share					545,000		545,000		(545,000)				-

Other:

Common stock issued in exchange for real estate on August 25, 2004 at $1.00 per share plus 500,000 warrants					500,000		500,000						500,000

Common stock issued in exchange for real estate on September 7, 2004 at $1.00 per share plus 150,000 warrants					150,000		150,000						150,000

Common stock issued as charitable contribution on October 12, 2004, at $1.00 per share					50,000		50,000						50,000

Common stock Initial Founder's shares cancelled on October 28, 2004					(250,000)		-						-

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total
Stock subscriptions receivable, net										(74,240)			(74,240)

Net loss for the year ended December 31, 2004								(672,219)					(672,219)

Balance at December 31, 2004	-	-	-	-	7,485,045	-	2,551,305	(1,384,386)	(545,000)	(88,580)	-	-	533,339

Common stock shares issued for cash:

Common stock issued for cash on January 14, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

Common stock issued for cash on January 18, 2005, at $1.00 per share plus 10,000 warrants					10,000		10,000						10,000

Common stock issued for cash on March 2, 2005, at $1.00per share plus 25,980 warrants					25,980		25,980						25,980

Common stock issued for cash on March 29, 2005, at $1.00 per share					2,000		2,000						2,000

Common stock issued for cash on September 16, 2005, at $2.00 per share plus 11,500 warrants					11,500		23,000						23,000

Common stock issued for cash on October 5, 2005, at $2.00 per share plus 5,000 warrants					5,000		10,000						10,000

Common stock issued for cash on October 5, 2005, at $2.00 per share plus 11,500 warrants					11,500		23,000						23,000

Common stock issued for cash on November 2, 2005, at $2.00 per share plus 500 warrants					500		1,000						1,000

Common stock issued for cash on November 2, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

Common stock issued for cash on November 8, 2005, at $1.00 per share plus 22,000 warrants					22,000		22,000						22,000

Common stock issued for cash on November 9, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

Common stock issued for cash on November 18, 2005, at $2.00 per share plus 97,000 warrants					97,000		96,990						96,990

Common stock issued for cash on November 18, 2005, at $1.00 per share plus 16,000 warrants					16,000		32,000						32,000

Common stock issued for cash on November 22, 2005, at $1.00 per share plus 7,000 warrants					7,000		7,000						7,000

Common stock issued for cash on November 22, 2005, at $2.00 per share plus 24,835 warrants					24,835		49,670						49,670

Common stock issued for cash on November 23, 2005, at $2.00 per share plus 2,000 warrants					2,000		4,000						4,000

Common stock issued for cash on November 30, 2005, at $2.00 per share plus 5,000 warrants					5,000		10,000						10,000

Common stock issued for cash on November 30, 2005, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

Common stock issued for cash on December 2, 2005, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on December 2, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

Common stock issued for cash on December 6, 2005, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on December 7, 2005, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on December 7, 2005, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

Common stock issued for cash on December 8, 2005, at $2.00 per share plus 16,285 warrants					16,285		32,570						32,570

Common stock issued for cash on December 14, 2005, at $2.00 per share plus 26,850 warrants					26,850		53,700						53,700

Common stock issued for cash on December 16, 2005, at $1.00 per share plus 13,000 warrants					13,000		13,000						13,000

Common stock issued for cash on December 19, 2005, at $2.00 per share plus 46,000 warrants					46,000		92,000						92,000

Common stock issued for cash on December 28, 2005, at $2.00 per share plus 10,000 warrants					10,000		20,000						20,000

Common stock issued for cash on December 30, 2005, at $.70 per share plus 338,000 warrants					84,500		59,423						59,423

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on December 30, 2005, at $2.00 per share plus 6,500 warrants					6,500		13,000						13,000

Common stock issued for cash on December 30, 2005, at $1.02 per share plus 100,000 warrants					100,000		102,000						102,000

Common stock issued for cash on December 30, 2005, at $.65 per share plus 85,200 warrants					21,300		13,815						13,815

Common stock issued for cash on December 30, 2005, at $.65 per share plus 20,000 warrants					5,000		3,235						3,235

Common stock issued for cash on December 30, 2005, at $.73 per share plus 66,000 warrants					16,500		12,033						12,033

Common stock issued for cash on December 30, 2005, at $.36 per share plus 18,000 warrants					4,500		1,610						1,610

Common stock issued for cash on December 30, 2005, at $.64 per share plus 60,800 warrants					15,200		9,750						9,750

Common stock issued for cash on December 30, 2005, at $.99 per share plus 8,000 warrants					2,000		1,985						1,985

Common stock issued for cash on December 30, 2005, at $.70 per share plus 134,000 warrants					33,500		23,385						23,385

Common stock issued for cash on December 31, 2005, at $1.02 per share plus 26,705 warrants					26,705		61,362						61,362

Common Stock Shares issued for services rendered:

Common stock issued for services rendered on March 11, 2005, at $1.00 per share, plus 8,000 warrants					8,000		8,000						8,000

Common stock issued for services rendered on March 21, 2005, at $1.00 per share, plus 42,000 warrants					42,000		42,000						42,000

Common stock issued for services rendered on March 29, 2005, at $1.00 per share, plus 2,000 warrants					2,500		2,500						2,500

Common stock issued for services rendered on December 8, 2005, at $1.00 per share, plus 1,000 warrants					1,000		1,000						1,000

Other:

Common stock issued in exchange for real estate on January 18, 2005 at $1.00 per share plus 80,800 warrants					80,800		80,800						80,800

Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on February 23, 2005					7,500,000								-

Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on March 29, 2005					30,000,000								-

Common stock issued for payment of debts on March 11, 2005, at $1.00 per share plus 1,087 warrants					1,087		1,087						1,087

Stock subscriptions receiveable, net										10,398			10,398

Amortization of deferred compensation									109,000				109,000

Net loss for the year ended December 31, 2005								(1,291,169)					(1,291,169)

Balance at December 31, 2005	-	-	-	-	45,866,087	-	3,601,200	(2,675,555)	(436,000)	(78,182)	-	-	411,463

Common stock shares issued for cash:

Common stock issued for cash on January 9, 2006, at $1.18 per share plus 61,000 warrants					61,000		72,000						72,000

Common stock issued for cash on January 19, 2006, at $2.00 per share plus 3,000 warrants					3,000		6,000						6,000

Common stock issued for cash on January 23, 2006, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on January 26, 2006, at $2.00 per share plus 29,500 warrants					29,500		59,000						59,000

Common stock issued for cash on January 27, 2006, at $2.00 per share plus 11,100 warrants					11,100		22,200						22,200

Common stock issued for cash on January 31, 2006, at $2.00 per share plus 15,000 warrants					15,000		30,000						30,000

Common stock issued for cash on February 1, 2006, at $1.00 per share plus 2,000 warrants					2,000		2,000						2,000

Common stock issued for cash on February 2, 2006, at $2.00 per share plus 1,000 warrants					1,000		2,000						2,000

Common stock issued for cash on February 2, 2006, at $2.00 per share plus 6,000 warrants					1,500		3,000						3,000

Common stock issued for cash on February 6, 2006, at $2.00 per share plus 10,000 warrants					10,000		20,000						20,000

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on February 8, 2006, at $1.00 per share plus 100,000 warrants					100,000		100,000						100,000

Common stock issued for cash on February 9, 2006, at $.31 per share plus 52,000 warrants					26,000		8,125						8,125

Common stock issued for cash on February 10, 2006, at $1.00 per share plus 10,000 warrants					10,000		10,000						10,000

Common stock issued for cash on February 15, 2006, at $2.00 per share plus 15,000 warrants					15,000		30,000						30,000

Common stock issued for cash on February 16, 2006, at $1.00 per share plus 200,000 warrants					200,000		200,000						200,000

Common stock issued for cash on February 16, 2006, at $2.00 per share plus 10,000 warrants					10,000		20,000						20,000

Common stock issued for cash on February 17, 2006, at $1.02 per share plus 50,000 warrants					50,000		50,614						50,614

Common stock issued for cash on February 22, 2006, at $2.00 per share plus 2,000 warrants					2,000		4,000						4,000

Common stock issued for cash on February 28, 2006, at $1.00 per share plus 15,500 warrants					15,500		15,500						15,500

Common stock issued for cash on March 2, 2006, at $2.00 per share plus 15,000 warrants					15,000		30,000						30,000

Common stock issued for cash on March 13, 2006, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

Common stock issued for cash on March 16, 2006, at $1.00 per share plus 2,500 warrants					2,500		2,500						2,500

Common stock issued for cash on March 17, 2006, at $.36 per share plus 308,000 warrants					154,000		55,175						55,175

Common stock issued for cash on March 20, 2006, at $2.00 per share plus 11,800 warrants					11,800		23,600						23,600

Common stock issued for cash on April 5, 2006, at $2.00 per share plus 1,000 warrants					1,000		2,000						2,000

Common stock issued for cash on April 26, 2006, at $2.00 per share plus 8,000 warrants					8,000		16,000						16,000

Common stock issued for cash on May 4, 2006, at $2.00 per share plus 2,200 warrants					2,200		4,400						4,400

Common stock issued for cash on May 8, 2006, at $2.00 per share plus 500 warrants					500		1,000						1,000

Common stock issued for cash on May 10, 2006, at $2.00 per share plus 750 warrants					750		1,500						1,500

Common stock issued for cash on May 15, 2006, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on May 17, 2006, at $1.00 per share plus 600,000 warrants					600,000		600,000						600,000

Common stock issued for cash on May 20, 2006, at $.49 per share plus 10,000 warrants					6,436		3,148						3,148

Common stock issued for cash on May 22, 2006, at $1.00 per share plus 2,000 warrants					1,000		1,000						1,000

Common stock issued for cash on May 25, 2006, at $1.00 per share plus 8,000 warrants					8,000		16,000						16,000

Common stock issued for cash on May 30, 2006, at $2.00 per share plus 19,500 warrants					19,500		39,000						39,000

Common stock issued for cash on June 2, 2006, at $1.00 per share plus 11,800 warrants					11,800		11,800						11,800

Common stock issued for cash on June 7, 2006, at $2.00 per share plus 1,250 warrants					1,250		2,500						2,500

Common stock issued for cash on June 7, 2006, at $2.00 per share plus 15,000 warrants					15,000		14,990						14,990

Common stock issued for cash on June 12, 2006, at $.50 per share plus 50,000 warrants					25,000		12,485						12,485

Common stock issued for cash on June 22, 2006, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on June 23, 2006, at $1.00 per share plus 24,000 warrants					24,000		24,000						24,000

Common stock issued for cash on June 26, 2006, at $2.00 per share plus 1,900 warrants					1,900		3,800						3,800

Common stock issued for cash on July 6, 2006, at $2.00 per share plus 250 warrants					250		500						500

Common stock issued for cash on July 11, 2006, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on July 17, 2006, at $1.02 per share plus 872,000 warrants					436,000		445,000						445,000

Common stock issued for cash on July 27, 2006, at $2.00 per share plus 2,250 warrants					2,250		4,500						4,500

Common stock issued for cash on July 28, 2006, at $1.00 per share plus 10,000 warrants					10,000		10,000						10,000

Common stock issued for cash on August 4, 2006, at $2.00 per share plus 100,000 warrants					50,000		99,961						99,961

Common stock issued for cash on August 14, 2006, at $1.00 per share plus 160,000 warrants					160,000		160,000						160,000

Common stock issued for cash on August 14, 2006, at $2.00 per share plus 100,000 warrants					50,000		99,961						99,961

Common stock issued for cash on August 30, 2006, at $1.00 per share					3,200		3,200						3,200

Common stock issued for cash on September 13, 2006, at $1.00 per share plus 14,500 warrants					14,500		14,500						14,500

Common stock issued for cash on September 14, 2006, at $1.00 per share plus 50,000 warrants					50,000		50,000						50,000

Common stock issued for cash on September 14, 2006, at $.35 per share plus 863,200 warrants					431,600		288,207						288,207

Common stock issued for cash on September 15, 2006, at $1.00 per share plus 77,510 warrants					47,150		47,510						47,510

Common stock issued for cash on September 15, 2006, at $2.00 per share plus 1,600 warrants					1,600		3,200						3,200

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common Stock Shares issued for services rendered:

Common stock issued for services rendered, on September 22, 2006, at $1.04 per share plus 14,123 warrants					14,123		14,746						14,746

Common stock issued for services rendered to old GRC (shell)'s officer, on September 23, 2006, at $2.00 per share					25,000	25	49,975						50,000

Other:

Common stock issued in exchange for investment in real estate on September 18, 2006, at $2.00 per share, plus 22,500 warrants					22,500		45,000						45,000

Common stock issued for conversion of old GRC (shell)'s debt on September 26, 2006, at approximately $0.05 per share					2,681,837	2,682	118,000						120,682

Stock subscriptions receiveable, net										(582,511)			(582,511)

Reclass deferred compensation due to adoption of SFAS 123(R)							(436,000)		436,000				-

Amortization of deferred compensation							109,000						109,000

Effect of reverse merger September 22, 2006					72,241	48,761	(169,444)						(120,683)

Common and Preferred Stock A issued for merger with Mobilestream Oil, Inc. on December 31, 2006, at $0.26 per share plus 27,205,867 warrants	35,236,188	35,236			11,145,255	11,145	3,310,274	(10,498)					3,346,157

Cancellation of shares for merger with Mobilestream, Inc. on November 28, 2006					(37,500,000)	(37,500)	37,500						-

Reclassification of derivative liability on warrants							(16,139,529)						(16,139,529)

Net loss for the year ended December 31, 2006								(5,010,541)					(5,010,541)

Balance at December 31, 2006	35,236,188	35,236	-	-	(25,113,329)	25,113	(6,648,402)	(7,696,594)	-	(660,693)	-	-	(14,945,340)

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock shares issued for cash :

Common stock issued for cash on January 29, 2007, at $0.30 per share					8,000	8	2,392						2,400

Common stock issued for cash on February 2, 2007, at $0.30 per share					3,500	4	1,046						1,050

Common stock issued for cash on February 21, 2007, at $0.30 per share					6,000	6	1,794						1,800

Common stock issued for cash on March 7, 2007, at $1.08 per share					186,822	187	201,156						201,343

Common stock issued for cash from April 2, 2007, at $0.32 per share					88,800	89	28,327						28,416

Common stock issued for cash from April 23, 2007, at $0.32 per share					66,500	67	21,213						21,280

Common stock issued for cash from April 30, 2007, at $0.32 per share					47,500	48	15,152						15,200

Common stock issued for cash from May 7, 2007, at $0.32 per share					9,100	9	2,903						2,912

Common stock issued for cash from May 14, 2007, at $0.32 per share					39,900	40	12,728						12,768

Common stock issued for cash from May 21, 2007, at $0.32 per share					56,588	57	18,051						18,108

Common stock issued for cash from May 29, 2007, at $0.32 per share					39,000	39	12,441						12,480

Common stock issued for cash from June 4, 2007, at $0.32 per share					19,873	20	6,339						6,359

Common stock issued for cash from June 11, 2007, at $0.32 per share					113,703	114	34,621						34,735

Common stock issued for cash from June 25, 2007, at $0.32 per share					18,600	19	5,933						5,952

Common stock issued for cash on October 25, 2007, at $2.00 per share					2,500	2	4,998						5,000

Common stock issued for cash on December 20, 2007, at $1.00 per share plus 625,000 warrants					1,000,000	1,000	999,000						1,000,000

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common Stock Shares issued for services rendered:

Common stock issued for services rendered, on March 19, 2007, at $1.00 per share					5,000	5	4,995						5,000

Common stock issued for services rendered, on March 19, 2007, at $0.50 per share					20,000	20	9,980						10,000

Common stock issued for services rendered, on March 20, 2007, at $0.50 per share					11,000	11	10,989						11,000

Common stock issued to employee for services rendered, on April 20, 2007, at $1.38 per share					250,000	250	344,750						345,000

Common stock issued for services rendered, on May 30, 2007, at $1.05 per share					3,417	3	3,301						3,304

Common stock issued to employee for services rendered, on June 1, 2007, at $1.36 per share					194,500	195	264,325						264,520

Common stock issued for services rendered, on July 9, 2007, at $1.00 per share					4,700	4	4,696						4,700

Common stock issued for services rendered, on July 18, 2007, at $0.80 per share					37,500	37	29,963						30,000

Common stock issued to employee for services rendered, on August 1, 2007, at $4.43 per share					100,000	100	442,900						443,000

Common stock issued to employee for services rendered, on August 19, 2007, at $4.50 per share					250,000	250	1,124,750						1,125,000

Common stock issued for services rendered, on August 30, 2007, at $2.27 per share					3,745	3	8,497						8,500

Common stock issued for services rendered, on August 30, 2007, at $0.69 per share					30,041	30	20,698						20,728

Common stock issued for services rendered, on August 31, 2007, at $3.41per share					1,000	1	3,409						3,410

Common stock issued for services rendered, on August 31, 2007, at $3.41 per share					10,000	10	34,090						34,100

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for services to be performed, service valued on August 31, 2007, at $3.41 per share					350,000	350	1,193,150						1,193,500

Common stock issued for services to be performed, service valued on September 14, 2007, at $2.29 per share					150,000	150	343,350						343,500

Common stock issued to employee for services rendered, on October 1, 2007, at $2.60 per share					300,000	300	779,700						780,000

Common stock issued for services to be performed, service valued on October 02, 2007, at $2.47 per share					350,000	350	864,150						864,500

Common stock issued for services to be performed, service valued on October 02, 2007, at $2.40 per share					75,000	75	179,926						180,001

Common stock issued for services rendered, on October 9, 2007, at $2.69 per share					47,579	47	127,703						127,750

Common stock issued to employee for services rendered, on October 22, 2007, at $1.86 per share					50,000	50	92,950						93,000

Common stock issued for services rendered, on October 29, 2007, at $2.25 per share					150,000	150	337,350						337,500

Common stock issued for services rendered, on November 9, 2007, at $3.23 per share					130,000	130	419,770						419,900

Common stock issued for services rendered, on November 19, 2007, at $3.50 per share					50,000	50	174,950						175,000

Common stock issued for services rendered, on November 26, 2007, at $3.01 per share					30,000	30	90,270						90,300

Common stock issued for services rendered, on December 3, 2007, at $2.00 per share					45,094	45	89,955						90,000

Common stock issued for services rendered, on December 4, 2007, at $3.15 per share					50,000	50	157,450						157,500

Common stock issued for services rendered, on December 11, 2007, at $2.50 per share					200,000	200	499,800						500,000

Common stock issued for services rendered, on December 17, 2007, at $1.446 per share					400,000	400	578,052						578,452

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for services rendered, on December 17, 2007, at $2.50 per share					100,000	100	249,900						250,000

Common stock issued for services rendered, on December 18, 2007, at $3.02 per share					50,000	50	150,950						151,000

Common stock issued for services rendered, on December 21, 2007, at $3.00 per share					40,000	40	119,960						120,000

Common stock issued for services rendered, on December 27, 2007, at $3.10 per share					50,000	50	154,950						155,000

Other:

Preferred Stock B Shares issued for settlement of services			1,000	1			399,999						400,000

Treasury stock, purchased from former officer on May 17, 2007, at $.70 per share					(94,961)						(66,473)		(66,473)

Stock subscriptions receiveable, net										475,000			475,000

Amortization of deferred compensation							109,000						109,000

Reclassification of derivative liability into additional paid in capital due to cancellation of warrants							2,187,850						2,187,850

Net loss for the year ended December 31, 2007 (Restated, see Note 20)								(6,578,331)					(6,578,331)

Balance at December 31, 2007 (Restated, see Note 20)	35,236,188	35,236	1,000	1	30,263,330	30,358	6,328,170	(14,274,925)	-	(185,693)	(66,473)	-	(8,133,326)

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock shares issued for cash :

Common stock issued for cash on February 19, 2008, at $2.00 per share					17,000	17	33,983						34,000

Common stock issued for cash on March 5, 2008, at $1.61 per share					31,057	31	49,969						50,000

Common stock issued for cash on March 18, 2008, at $1.00 per share, plus 850,669 warrants					850,669	851	849,818						850,669

Common stock issued for cash on March 26, 2008, at $1.00 per share, plus 1,138,500 warrants					1,138,500	1,138	1,137,362						1,138,500

Common stock issued for cash on March 26, 2008, at $1.18 per share					9,000	9	10,611						10,620

Common stock issued for cash on April 1, 2008, at $1.00 per share, plus 3,387,980 warrants					3,387,980	3,388	3,384,593						3,387,981

Common stock issued for cash on April 11, 2008, at $1.11 per share, plus 1,929,775 warrants					1,929,775	1,930	2,148,662						2,150,592

Common stock issued for cash on April 25, 2008, at $1.19 per share, plus 1,487,139 warrants					1,487,139	1,487	1,771,366						1,772,853

Common stock issued for cash on May 15, 2008, at $1.10 per share plus 39,100 warrants					39,100	39	42,891						42,930

Common stock issued for cash on June 12, 2008, at $1.00 per share, plus 236,909 warrants					236,909	237	236,672						236,909

Common stock issued for cash on June 23, 2008, at $1.00 per share					250,000	250	249,750						250,000

Common stock issued for cash on July 1, 2008, at $1.00 per share, plus 391,730 warrants					391,730	392	391,338						391,730

Common stock issued for cash on July 21, 2008, at $1.00 per share, plus 73,480 warrants					73,480	73	73,407						73,480

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on August 21, 2008, at $.88 per share					10,000	10	8,740						8,750

Common stock issued for cash on September 4, 2008, at $1.04 per share					13,867	14	14,384						14,398

Common stock issued for cash on September 29, 2008, at $1.00 per share					1,723,844	1,724	1,722,120						1,723,844

Common stock issued for cash on October 7, 2008, at $1.00 per share					497,375	497	496,878						497,375

Common stock issued for cash on October 7, 2008, at $1.00 per share					7,500	8	7,492						7,500

Common stock issued for cash on October 10, 2008, at $1.00 per share					10,000	10	9,990						10,000

Common stock issued for cash on October 15, 2008, at $1.00 per share, plus 2,500 warrants					241,000	241	240,359						240,600

Common stock issued on December 16, 2008, at $0 per share					850,000	850	1,089						1,939

Common stock shares issued for services rendered:

Common stock issued for services rendered, on February 1, 2008, at $2.95 per share					100,000	100	294,900						295,000

Common stock issued for services rendered, on February 6, 2008, at $2.63 per share					150,000	150	394,350						394,500

Common stock issued for services rendered, on February 13, 2008, at $2.39 per share					12,500	13	29,862						29,875

Common stock issued for services rendered, on February 15, 2008, at $2.42 per share					20,000	20	48,380						48,400

Common stock issued for services rendered, on February 28, 2008, at $2.15 per share					25,000	25	53,725						53,750

Common stock issued for services rendered, on February 29, 2008, at $2.19 per share					175,000	175	383,075						383,250

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for services rendered, on March 14, 2008, at $2.10 per share					5,000	5	10,495						10,500

Common stock issued for services rendered, on March 18, 2008, at $1.60 per share					30,000	30	47,970						48,000

Common stock issued for services rendered, on March 19, 2008, at $1.60 per share					20,000	20	31,980						32,000

Common stock issued for services rendered, on March 31, 2008, at $1.90 per share					350,000	350	664,650						665,000

Common stock issued for services rendered, on April 1, 2008, at $1.95 per share					70,000	70	136,430						136,500

Common stock issued for penalty, on April 2, 2008, at $1.84 per share					50,000	50	91,950						92,000

Common stock issued for services rendered, on April 4, 2008, at $1.90 per share					20,000	20	37,980						38,000

Common stock issued for services rendered, on April 4, 2008, at $1.90 per share					1,066,666	1,067	2,025,598						2,026,665

Common stock issued for services rendered, on April 14, 2008, at $3.05 per share					150,000	150	457,350						457,500

Common stock issued for services rendered, on April 29, 2008, at $3.07 per share					883,333	883	2,710,950						2,711,833

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for services rendered, on May 7, 2008, at $2.55 per share					1,000,000	1,000	2,549,000						2,550,000

Common stock issued for services rendered, on May 12, 2008, at $2.65 per share					20,000	20	52,980						53,000

Common stock issued for services rendered, on May 13, 2008, at $2.79 per share					50,000	50	139,450						139,500

Common stock issued for services rendered, on June 3, 2008, at $2.10 per share					150,000	150	314,850						315,000

Common stock issued for services rendered, on June 11, 2008, at $2.25 per share					88,750	89	199,599						199,688

Common stock issued for services rendered, on June 13, 2008, at $2.25 per share					125,000	125	281,125						281,250

Common stock issued for penalty to "POOF", on June 30, 2008, at $2.09 per share					650,000	650	1,357,850						1,358,500

Common stock issued for services rendered, on July 14, 2008, at $1.66 per share					200,000	200	331,800						332,000

Common stock issued for services rendered, on July 25, 2008, at $1.40 per share					75,000	75	104,925						105,000

Common stock issued for services rendered, on August 8, 2008, at $1.03 per share					75,000	75	77,175						77,250

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for services rendered, on August 25, 2008, at $1.25 per share					6,000	6	7,494						7,500

Common stock issued for services rendered, on September 8, 2008, at $.96 per share					1,500,000	1,500	1,438,500						1,440,000

Common stock issued for services rendered, on October 7, 2008, at $1.49 per share					100,000	100	148,900						149,000

Common stock issued for services rendered, on October 15, 2008, at $1.25 per share					60,000	60	74,940						75,000

Common stock issued for services rendered, on October 20, 2008, at $1.50 per share					125,000	125	187,375						187,500

Common stock issued for services rendered, on October 24, 2008, at $1.37 per share					100,000	100	136,900						137,000

Common stock issued for services rendered, on October 31, 2008, at $1.55 per share, plus 300,000 warrants					150,000	150	232,350						232,500

Common stock issued for services rendered, on December 16, 2008, at $1.35 per share					12,600	13	16,997						17,010

Common stock issued for services rendered, on December 18, 2008, at $1.08 per share					100,000	100	107,900						108,000

Common stock issued to employees for services rendered, on June 26, 2008, at $2.08 per share					7,500	8	16,632						16,640

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock warrants and option activity:

Common Stock Warrants issued for services (BOD) on February 7, 2008, at $2.43 per share (6,000 warrants)							21,870						21,870

Common Stock Warrants issued for services (BOD) on May 21, 2008, at $2.47 per share (9,000 warrants)							14,795						14,795

Common Stock Warrants issued for services (BOD) on September 23, 2008, at $2.25 per share (25,000 warrants)							50,000						50,000

Common Stock Warrants issued for services (BOD) on November 13, 2008, at $1.35 per share (20,000 warrants)							24,600						24,600

Common Stock Warrants issued for services to non-employee on September 3, 2008, at $2.75 per share (76,500 warrants)							78,030						78,030

Common Stock Warrants issued for services to non-employee on October 1, 2008, at $1.36 per share (300,000 warrants)							102,285						102,285

Common Stock Warrants exercised cashless by Nutmeg/Black Diamond on April 2, 2008, at $1.84 per share					58,478	58	(58)						-

Common Stock Warrants exercised cashless by Nutmeg/Black Diamond on April 2, 2008, at $1.84 per share					66,011	66	(66)						-

Common Stock Warrants exercised cashless by POOF on July 3, 2008, at $1.42 per share					325,957	326	(326)						-

Common Stock Options issued to employee on October 1, 2008, at fair value of $1.04 per share							1,040,000						1,040,000

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Other:

Preferred stock B - converted to common stock on April 8, 2008			(1,000)	(1)	206,559	207	(206)

Preferred stock A - converted by former officer into common stock on June 25, 2008	(1,791,064)	(1,791)			895,532	895	896						-

Preferred stock A - converted by former officer into common stock on August 13, 2008	(33,440,124)	(33,440)			16,720,062	16,720	16,720						-

Treasury stock, purchased from former officer on August 13, 2008, for $.25 per share					(6,600,000)						(1,650,000)		(1,650,000)

Stock subscription receivable, net							(130,518)			185,693			55,175

Record other comprehensive loss - net unrealized gain /(loss) on short-term investments:
Other comprehensive loss - net unrealized loss recorded at June 30, 2008												(142,312)	(142,312)
Other comprehensive loss - net unrealized loss recorded at September 30, 2008												(819,015)	(819,015)
Other comprehensive loss - net unrealized loss recorded at December 31,2008												(114,073)	(114,073)
Reclassification of unrealized loss deemed to be other than temporary												837,850	837,850

Amortization and write-off of deferred compensation							218,000						218,000

Net loss for the year ended December 31, 2008								(15,495,349)					(15,495,349)

Balance at December 31, 2008	(5,000)	$5	-	$-	62,854,203	$69,549	$35,842,053	$(29,770,274)	$-	$-	$(1,716,473)	$(237,550)	$4,187,310

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			July 19, 2002
	For The Years Ended		(Inception)
	December 31,	December 31,	to
	2008	2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)	(Restated)
Net loss	$(15,495,349)	$(6,578,331)	$(29,770,274)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	98,909	93,864	281,853
Preferred stock issued for services	-	400,000	400,000
Common stock issued for services	12,973,550	6,333,664	20,872,821
Amortization of prepaid common stock issued for services	2,616,667	773,458	3,390,125
Common stock warrants and options issued for services	1,331,579	-	1,331,579
Amortization of deferred compensation	218,000	109,000	545,000
Loss on sale of property and equipment	7,181	11,774	18,955
Loss on sale of real estate and forfeiture of deposit	-	100,000	212,936
Change in fair value of derivative financial instruments	(9,358,836)	(3,765,492)	(12,359,845)
Other than temporary losses on short-term investments	837,850	-	837,850
Common stock issued as charitable contribution	-	-	50,000

Changes in assets and liabilities:
Prepaid services	(85,000)	-	(85,000)
Deposits	(48,866)	(29,860)	(278,727)
Prepaid patent costs	(240,622)	(143,063)	(383,685)
Accounts payable and accrued liabilities	769,901	5,541	1,091,918
Severance payable	1,200,000	-	1,200,000

Total adjustments	10,320,313	3,888,886	17,225,781

Net cash used in operating activities	(5,175,036)	(2,689,445)	(12,544,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment - equipment & machinery	(138,743)	(24,033)	(591,979)
Purchase of property and equipment - construction-in-progress	(930,079)	-	(930,079)
Proceeds from sale of property and equipment	10,000	34,200	44,200
Proceeds from sale of real estate	-	-	617,864
Purchase of short-term investments	(4,586,334)	-	(4,586,334)
Proceeds from sale of short-term investments	953,660	-	953,660

Net cash provided by (used in) investing activities	(4,691,496)	10,167	(4,492,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	12,892,731	1,168,462	21,002,175
Proceeds from stock subscription receivable	55,175	475,000	(130,518)
Proceeds from (repayment of) officer's loan	(150,000)	150,000	-
Purchase of treasury stock	(1,650,000)	(66,473)	(1,716,473)
Repayment of loans payable	(48,069)	(37,288)	(104,293)

Net cash provided by financing activities	11,099,837	1,689,701	19,050,891

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,233,305	(989,577)	2,013,730

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	780,425	1,770,002	-

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$2,013,730	$780,425	$2,013,730

SUPPLEMENTAL DISCLOSURES:
CASH ACTIVITIES:
Interest paid	$17,981	$22,134	$58,858

NON-CASH ACTIVITIES (see Note 18)

See accompanying notes to the consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Global Resource Corporation’s (“GRC” or the “Company”) business plan is to research, develop and market the business of decomposing petroleum-based materials by subjecting them to a fixed-frequency microwave radiation (the “Technology”) at specifically selected frequencies for a time sufficient to at least partially decompose the materials, converting the materials into hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits and waste oil streams.

The Company’s business goals for exploitation of the Technology are as follows:

  1)   The design, manufacture and sale of machinery and equipment units, embodying the Technology.
  2)   The ownership and operation of plants to use the Technology in conjunction with other investors.
  3)   The formation of joint venture relationships with established companies.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing its product to the market and the raising of capital. The Company has not commenced any commercial operations as of December 31, 2008.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”)

Prior to September 22, 2006, GRC was a shell company (“old GRC (shell)”).

On September 22, 2006, the old GRC (shell) completed the acquisition of Carbon Recovery Corporation (“CRC”), a New Jersey corporation formed on July 19, 2002, pursuant to a July 2006 plan and agreement of reorganization (“July 2006 CRC Acquisition Agreement”).  See Recapitalization Transaction described below.

On December 31, 2006, the Company completed the acquisition of Mobilestream Oil, Inc. (“Mobilestream”) in a transaction deemed to be a merger of entities under common control.  See Mobilestream Transaction described below.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION  (CONTINUED)

Recapitalization Transaction

Each of the foregoing transactions changed the reporting entity of the Company.  As a result of the CRC transaction, the Company’s reporting reflected the historical accounts of CRC.  Subsequently, as a result of the Mobilestream transaction, the Company’s financial statements were combined with Mobilestream on an “as-if” pooling basis since the date common control was established. As a result of a February 2006 recapitalization transaction between Mobilestream, legal acquirer, and PSO Enterprises, Inc. (“PSO”) (surviving corporation of a January 2006 merger with a related party, Careful Sell Holdings, LLC (“Careful Sell”), accounting acquirer, common control was established at February 17, 2005, the inception date of Careful Sell.

Pursuant to the July 2006 CRC Acquisition agreement which was effectuated on September 22, 2006, the old GRC (shell) assumed certain specified liabilities of CRC and  issued 48,688,996 shares of its common stock (including 37,500,000 shares representing Mobilestream’s ownership of the identical number of shares of CRC common stock) to CRC for substantially all of the assets of CRC.  The assets of CRC, which were carried at a book value of zero, included an exclusive license from Mobilestream to exploit the patent pending application for the use of the Technology.  As part of the transaction, in exchange for CRC’s 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants, old GRC (shell) issued to the holders thereof  an identical number (and classes) of warrants.  The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00.  See Note 11 for further discussion of the accounting for the warrants.

The above transaction has been accounted for as a reverse merger (recapitalization) with CRC being deemed the accounting acquirer and old GRC (shell) being deemed the legal acquirer.  No goodwill has been recognized since old GRC (shell) was a shell company.  Accordingly, the historical financial information presented in the accompanying consolidated financial statements is that of CRC as adjusted to give effect to any difference in the par value of the legal acquirer’s and the accounting acquirer’s stock with an offset to additional paid-in capital.  The historical basis of the assets and liabilities of CRC, the accounting acquirer, have been carried over in the recapitalization.

Net liabilities of old GRC (shell) as of September 22, 2006 were as follows:

Intangible asset	$-

Liabilities:
Convertible debenture with accrued interest	120,683

Total net liabilities	$120,683

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Mobilestream Transaction

On December 31, 2006, the Company acquired the assets of Mobilestream pursuant to a plan and agreement of reorganization dated November 28, 2006 (the "Mobilestream Acquisition Agreement") between the Company and Mobilestream. At the time of the Mobilestream Transaction, Frank Pringle (“Pringle”), our former Chief Executive Officer owned approximately 86% of all the issued and outstanding shares of Mobilestream.  The Mobilestream assets acquired consisted of (i) the then four patents pending for the Technology carried at a book value of zero, (ii) approximately $1,678,000 of cash and (iii) approximately $149,000 of fixed assets.  Mobilestream also owned 37,500,000 shares of the Company’s common stock which was cancelled as part of the transaction.  The Company issued 11,145,225 shares of its Common Stock to Mobilestream and 35,236,188 shares of its 2006 Series of Convertible Preferred Stock (or “Preferred Stock A”) to the holder of the 2006 series of convertible preferred stock of Mobilestream.  Lastly, the Company issued to Mobilestream 27,205,867 common stock purchase warrants (the "Mobilestream Warrants") to purchase shares of its common stock on the basis of one Mobilestream Warrant for each three shares of either Mobilestream common stock or preferred stock, exercisable at $4.75 per share.  See Note 11 for further discussion of the Mobilestream Warrants.  The total cost of the acquisition of Mobilestream has been allocated to the assets acquired and the liabilities assumed based on their historical cost in accordance with SFAS No. 141, “Business Combinations, (paragraphs D11–D18), Transactions between Entities under Common Control”.

Careful Sell

Careful Sell was a Delaware limited liability company formed and managed by Pringle, the Company’s former Chief Executive Officer.  Pringle and his spouse, a former director of the Company, owned all of the limited liability interests of Careful Sell.  Careful Sell was the owner of all rights to the inventions of Pringle.  In February 2005, CRC formalized a prior intended agreement with Careful Sell (“February 2005 Agreement”).  The February 2005 Agreement transferred to CRC, the rights to commercialize such inventions and to operate and use the related processes and apparatus to make, sell, use and otherwise dispose of products which may be processed utilizing the inventions.  As consideration, CRC issued Careful Sell 37,500,000 shares of its common stock.  The February 2005 Agreement superseded a prior agreement not formalized between CRC and the managing members of Careful Sell in 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of GRC and its wholly-owned subsidiaries, Global Scientific Corporation and Global Heavy Oil Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

At December 31, 2008, the Company maintained cash and cash equivalent balances at four financial institutions, each of which is insured for up to $250,000 by the Federal Deposit Insurance Corporation through December 31, 2013.  At December 31, 2008 the Company’s uninsured cash and cash equivalent balances total approximately $1,242,000.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Short-term Investments

Cash in excess of operating requirements is invested in marketable debt and equity securities, all of which are classified as available for sale, and are carried at their fair value.  The unrealized gains or losses on these investments, which are deemed to be temporary in nature are recorded as part of accumulated other comprehensive income (loss), are included in the consolidated statements of stockholders’ equity. Realized gains or loss and declines in value judged to be other-than-temporary on these investments are recognized as realized gains or losses in the consolidated statements of operations and comprehensive loss.  As of December 31, 2008, the Company has reclassified a significant amount of unrealized losses from the consolidated statement of stockholders’ equity to the consolidated statement of operations and comprehensive loss as realized losses due to the probability that the Company may not get any new significant inflows of cash, and accordingly will have to liquidate almost all of the short-term investments within the next twelve months (see Note 16 and Note 17).

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Testing equipment	5 – 7 years
Vehicles	3 – 5 years
Office and computer equipment	3 – 5 years
Leasehold improvements	3 years
Phone equipment – Capital lease	3 years

Construction-in-progress consists of a commercial prototype machine currently under construction.  Upon completion, this prototype machine will be used to demonstrate the capabilities of the Technology.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations.  Repairs and maintenance that do not extend the useful lives of the related assets are expensed as incurred.

Long-lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  The Company assesses an asset for impairment based on estimated future cash flows from the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carry amount of the asset exceeds the fair value of the assets.

Patents

Legal fees associated with patents, which are expected to be issued, are recorded as prepaid patent costs on the accompanying consolidated balance sheets.  Upon approval by the relevant patent office, the prepaid patent costs will be reclassified to an intangible asset, and amortized over the expected life of the patent.  The value of the patent(s) will be reviewed each year for possible impairment and expensed in the year it is determined that a write-down in the value of the patent is required.  Prepaid patent costs associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs

The Company complies with the accounting and reporting requirements of SFAS No. 2, “Accounting for Research and Development Costs (as amended)”.  Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s microwave Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   R & D costs are expensed when incurred.   The amounts charged to operations for the years ended December 31, 2008 and 2007, and for the cumulative period July 19, 2002 (inception) to December 31, 2008 were $871,622, $222,530 and $1,281,039, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to the Company’s consolidated financial statements. The compensation cost associated with these awards is recorded as an expense within the same functional expense category as cash compensation for the respective grantee. No tax benefit has been recognized with respect to this expense.

The valuation of employee stock options and warrants is an inherently subjective process since market values are generally not available for long-term, non-transferable employee stock options and warrants. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

●	the stock option or warrant exercise price,
●	the expected term of the option or warrant,
●	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,
●	the expected volatility of our common stock,
●	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future),
●	the risk free interest rate for the expected option or warrant term, and
●	the expected forfeiture rate

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. Our estimate of the expected term for options and warrants awarded in the year ended December 31, 2008 was between six-months and five years and was derived based on the weighted average of the sum of the vesting term and the original contract term at the date of issuance. In estimating its stock price volatility, the Company analyzed its historic volatility for a period equal to the expected term of its stock options and warrants awarded for the year ended December 31, 2008, by reference to actual stock prices during this period and calculated an estimated volatility between 117% to 159%.  The Company believes that each of these estimates, including both expected term and volatility, is reasonable in light of the data it has analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time. The specific valuation assumptions noted above were applied to stock options and warrants that the Company granted subsequent to its adoption of SFAS No. 123R. The Company expects that share-based compensation expense will continue to have a material impact on its financial results for all subsequent fiscal years.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company’s stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants was not material under APB No. 25. The Company applied the disclosure provisions under SFAS No. 123, “Accounting for Stock-Based Compensation” and related interpretations as if the fair value had been applied in measuring compensation expense.

The effect on the Company’s net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the cumulative period July 19, 2002 (inception) to December 31, 2008 was not material.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. The total expense associated with stock-based employee compensation was approximately $1,040,000 for the year ended December 31, 2008, and for the period July 19, 2002 (inception) to December 31, 2008.  There was no expense associated with stock-based employee compensation for the year ended December 31, 2007.

For non-employees, stock grants and stock issued for services are valued at either the invoiced or contracted value of services provided, or to be provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable.  Warrants or options issued for services provided, or to be provided, are valued at fair value at the date the agreement is reached.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock

The Company complies with the accounting and reporting requirements of SFAS No. 128, “Earnings Per Share”.   Basic loss per share is calculated by dividing net loss attributable to common shares by the weighted average number of outstanding common shares for the period.  Diluted earnings per common share includes dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and the conversion of convertible preferred stock.

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of December 31, 2008 and 2007 respectively, are as follows:

	2008	2007
Options	5,200,000	200,000

Warrants	21,425,795	12,329,013

Convertible preferred stock	2,500	17,822,153

Total	26,628,295	30,351,166

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of December 31, 2008 and 2007.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (see Note 7).

The Company also complies with the provisions of the Financial Accounting Standards Interpretation  (“FIN”)No. 48 “Accounting for Uncertainty in Income Taxes”.  FIN No. 48 prescribes a recognition threshold and measurements process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company adopted FIN No. 48 effective January 1, 2007 and its adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in its own stock in accordance with the provisions of Emerging Issues Task Force (“EITF’) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock”.  These financial instruments include freestanding warrants and options to purchase the Company’s common stock.   Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, EITF No. 00-19 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of operations and comprehensive loss.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements.  SFAS No. 157’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.  SFAS No. 157 classifies these inputs into the following hierarchy:

●	Level 1 Inputs – Quoted prices for identical instruments in active markets
●
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for  identical or similar instruments in markets that are not active; and model-derived valuation whose inputs are observable or whose significant value drivers are observable

●	Level 3 Inputs – Instruments with primarily unobservable value drivers

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for use beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning January 1, 2009.  The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP if certain requirements are met. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FSP FAS 157-4, or FSP FAS 107-1 and APB 28-1, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4.

This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.

Reclassifications

Certain amounts for the year ended December 31, 2007 have been reclassified in the comparative consolidated financial statements to be comparable to the presentation for the year ended December 31, 2008.   These reclassifications, along with certain income adjustments, are further described in Note 20.

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses in the amount of $15,495,349 and $6,578,311 for the years ended December 31, 2008 and 2007, respectively, and $29,770,274 for the cumulative period from July 19, 2002 (inception) to December 31, 2008. The Company also had negative cash flows from its operations in the amount of $5,175,036, $2,689,445, and $12,544,493 for the years ended December 31, 2008 and 2007, respectively, and for the cumulative period from July 19, 2002 (inception) to December 31, 2008.  Additionally, the Company has had no revenue since inception.

Based on the Company’s current operating plan, the total cash expenditures needed for the year ending December 31, 2009 are expected to exceed the Company’s cash, cash equivalents and short-term investments, aggregating approximately $4,600,000, as of December 31, 2008.  Our assessment of our cash needs may be affected by changes in our assumptions relating to our technological and engineering requirements in the development of our products as well as payroll, staff and administrative related matters.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 3 - GOING CONCERN (CONTINUED)

The Company has completed a prototype fixed frequency microwave reactor system, named “Patriot-1” which it has used to demonstrate the decomposition of tires into diesel oil fuel, methane gas and carbon ash.  From May 4, 2009 to May 8, 2009, the Company provided a public demonstration of the Patriot-1 to prospects, partners and dignitaries at our outside contract manufacturer’s facility (Ingersoll Production System) located in Rockford, Illinois. The Company is currently in negotiations with prospective customers for orders of our equipment. It will take the Company approximately twelve months to deliver a system from the time the Company receives an order. Each order will be accompanied by a cash deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

The Company’s plans to address the expected cash shortfall are dependent upon its ability to raise capital or to secure significant sales orders of our system as a source of revenue.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations thus raising substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities in the normal course of business.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2008 and 2007 were as follows:

	Estimated Useful Lives (Years)	2008	2007
Testing equipment	5 – 7	$493,906	$454,013
Vehicles	3 – 5	44,952	34,454
Office & computer equipment	3 – 5	57,362	16,643
Leasehold improvements	3	17,820	4,670
Phone equipment – Capital lease	3	32,432	-
Construction-in-progress		930,079	-
	Total	1,576,551	509,780

Less accumulated depreciation and amortization		218,252	136,645
Net Property and Equipment		$1,358,299	$373,135

Depreciation expense charged to operations for the years ended December 31, 2008 and 2007, and the cumulative period July 19, 2002 (inception) to December 31, 2008, was $98,909, $93,864 and $281,853, respectively.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 4 - PROPERTY AND EQUIPMENT (CONTINUED)

Construction-in-progress consists of a commercial prototype machine currently under construction.  Modifications to the original design have been made to improve efficiencies.  In the second quarter of 2008, it was determined that these modifications made some parts obsolete, so a charge of $303,449 was taken to R & D expense at that time.  Once this commercial prototype machine is completed, it will be used to demonstrate the capabilities of the Technology and will not be sold.  As of December 31, 2008, $930,079 has been recorded to construction-in-progress and approximately $250,000 is projected to be spent in order to complete the prototype machine in 2009.

NOTE 5 - LOAN PAYABLE – OFFICER OF THE COMPANY

On November 28, 2007, the chief financial officer (“CFO”), Jeffery J. Andrews, loaned the Company $150,000 at an interest rate of 9.5%.   In April 2008, the Company repaid $120,000 of the loan.  The remaining balance of $30,000, as well as the accrued interest amount of $6,173, was repaid in full in August 2008.  Interest expense on the loan had been accrued and expensed monthly.

NOTE 6 - LOAN PAYABLE – EQUIPMENT

In January 2006, the Company entered into a five year loan related to the purchase of new equipment. The principal amount of the loan is $75,000, and it bears interest at a rate of 13.43% annually.  Monthly payments on the loan, including interest, are approximately $1,700.  In October 2006, the Company entered into a three year loan related to the purchase of lab equipment.  The principal amount of the loan is $73,817, and it bears interest at a rate of 8.71% per annum. Monthly payments on the loan, including interest, are approximately $2,400.

	2008	2007

$75,000 Loan at 13.43%	$33,475	$48,500
$73,817 Loan at 8.71%	18,196	44,093

	51,671	92,593
Less current maturities	34,850	40,964

Loans payable, long-term	$16,821	$51,629

Aggregate future principal payments are $34,850 and $16,821 for the years ending December 31, 2009 and 2010, respectively.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 7 - PROVISION FOR INCOME TAXES

At December 31, 2008 and 2007, the deferred tax assets consist of the following:

	2008	2007

Net operating loss carryforwards	$467,000	$108,000
Temporary difference due to start up costs	16,265,000	6,737,022

	16,732,000	6,845,022
Valuation allowance	(16,732,000)	(6,845,022)

Deferred tax assets, net of allowance	$-	$-

Deferred income taxes are recognized primarily for the temporary differences created on the timing of the reporting of various start up costs for financial statement and income tax purposes.  The Company has a net operating loss carryforward of approximately $1,168,000 for federal and state tax purposes.  This operating loss carryforward may be used to offset future taxable income through 2028.

The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  In addition, utilization of the net operating loss carry-forward may be limited based upon changes in ownership interests.  For the years ending December 31, 2008 and 2007, the Company’s effective tax rate differs from the federal statutory rate of 34% principally due to the effect of temporary differences created due to the timing of deductibility of a significant portion of the Company’s expenses.

NOTE 8 - CAPITAL LEASES

In June 2008, the Company entered into a three-year capital lease related to the purchase of new phone equipment. At December 31, 2008, the total cost of the phone equipment is $32,432, and the accumulated depreciation is $6,306.  The lease payments are $1,293 per month. As of December 31, 2008, the minimum lease payments under the capital lease are as follows:

Year ending	Amount
2009	$15,516
2010	15,516
2011	3,892
Total minimum lease payments	34,924
Less amounts representing interest	9,639
Present value of net minimum lease payments	25,285
Less current obligations	9,543
Long-term portion of obligation under capital lease	$15,742

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 9 - OPERATING LEASES

The Company has three separate lease agreements.  The Company leased office space in New Jersey under a lease agreement that commenced June 1, 2006, the monthly lease payments were $5,000 per month and the lease expired on May 31, 2009.   The Company also leases manufacturing space in Rockford, Illinois under a lease agreement that commenced May 1, 2008, the monthly lease payments are $2,703 per month and the lease expires on April 30, 2010.  In October 2008, the Company entered into a new lease for new corporate headquarters office space in New Jersey, and a deposit of $47,500 was made in October 2008.  The Company moved into the 5,124 square feet of office space in March 2009.   The lease is for five years with monthly payments beginning at $6,567 per month and the lease expires April 2014.   With all leases, the Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

Rent expense for the years ended December 31, 2008 and 2007, and for the cumulative period July 19, 2002 (inception) to December 31, 2008 was approximately $85,000, $60,000 and $248,000, respectively.

Minimum lease payments under the operating lease are approximately as follows:

Year Ending December 31,
2009	$113,000
2010	92,000
2011	83,000
2012	86,000
2013	88,000
2014	22,000

$484,000

NOTE 10 - RELATED PARTY TRANSACTIONS

On May 17, 2007, the Company authorized the purchase of shares of the Company’s common stock from Lois Pringle, wife of Pringle, the Company’s then CEO.  The Company purchased 94,961 shares for $66,471 in cash (see Note 11).

On August 13, 2008, the Company authorized the purchase of shares of the Company’s common stock from Pringle, the Company’s then Chairman.  The Company purchased 6,600,000 shares for $1,650,000 in cash (see Note 11).

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

  NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)

For the years ended December 31, 2008 and 2007, and for the period from July 19, 2002 (inception) to December 31, 2008, the Company has made payments directly to Pringle, Lois Pringle (as former CEO), and other persons related to Pringle of approximately $4,000, $26,000, and $408,000, respectively.  Of the cumulative amount since inception, approximately $351,000 were payments for services provided to the Company, and the remainder of $57,000 were for reimbursement of expenses.

The Company has engaged Clark Resources, Inc. (“Clark”), a governmental relations consulting firm located in Harrisburg, Pennsylvania, to provide consulting services with respect to governmental issues concerning permits and funding.  The Company has a monthly retainer agreement with Clark and for the years ended December 31, 2008 and 2007, and for the cumulative period July 12, 2002 (inception) to December 31, 2008, paid Clark Resources a total of $60,000, $65,000, and $154,670, respectively.  The president and CEO of Clark is Frederick A. Clark, who has served as a director of the Company since December 2006.

On October 1, 2008, the Company entered into a four month consulting agreement with LP (Origination) Limited (“LP”), a company incorporated in the United Kingdom, to provide consulting services relating to the oil and gas industries.  The Company issued 100,000 shares of its common stock to LP on October 7, 2008 for payment of these consulting services, and the related $37,250 of the total charge of $149,000 was recorded as prepaid services on the consolidated balance sheet at December 31, 2008.  The 2008 charge to operations, which is reflected in general and administrative expenses on the consolidated statement of operations and comprehensive loss, was $111,750.  The president of LP is Peter A. Worthington, who has served as a director of the Company since August 2008.  In addition to the common shares issued to LP, the Company also paid a fee in the amount of $90,000 to Mr. Worthington for the services provided under the agreement in December 2008.

On September 4, 2008, the Company entered into a consulting agreement with Paul Sweeney for services relating to investor relations and other investment banking services.  On September 8, 2008, the Company issued 1,500,000 shares of its common stock to Mr. Sweeney valued at $1,440,000 for his consulting services.  The Company recorded an expense of $480,000 to the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008, and recorded $960,000 to prepaid services on the consolidated balance sheet at December 31, 2008.   Mr.  Paul Sweeney has served as a director of the Company since August 2008.

In November 2007, the Company entered into a six month consulting agreement with Worldwide Strategic Partners, Inc. (“Worldwide”), a corporation in which General Lincoln Jones III, one of our directors, has an ownership interest in excess of ten percent. The consulting agreement was executed and delivered approximately six-months before General Jones became a director of our Company. Subsequent to the execution of the consulting agreement with Worldwide, the Company issued a total of 150,000 shares of its common stock to Worldwide and its assignees valued at $448,000 through June 30, 2008, of which 31,250 shares were distributed to General Jones. On May 26, 2008, the Company and Worldwide terminated the November 2007 consulting agreement by agreeing to pay Worldwide a total of 275,000 shares of its common stock for services rendered, inclusive of the 150,000 shares previously issued. The residual expense of $281,250 associated with consulting services was recorded to the consolidated statement of operations and comprehensive loss in general and administrative expenses in the third quarter of 2008.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)

On May 26, 2008, the Company entered into a new five-year consulting agreement with Worldwide expiring on May 26, 2013, pursuant to which Worldwide will identify potential acquisition candidates or joint venture partners for the Company, and upon closing a transaction with any such candidate, the Company will pay Worldwide a fee based upon a percentage of the value of the transaction beginning with 5% of the first $1,000,000 dollars, and declining 1% for each successive $1,000,000 increase in transaction value until Worldwide receives 1% of the transaction value in excess of $4,000,000.

During the period July 19, 2002 (inception) through December 31, 2006, Lois Pringle loaned the Company funds totaling $63,550 to cover various operating expenses.  The loan was non-interest bearing and had no specific repayment terms.  The balance of this loan was repaid in March 2006.

During the period July 19, 2002 (inception) through December 31, 2006, the Company paid Allen & Allen Marketing, Inc., an entity controlled by David Allen, a former Director and Vice-President of the Company, total payments of approximately $148,000 for consulting services.

NOTE 11 - STOCKHOLDERS’ EQUITY

General

On December 11, 2007, the Company adopted the following Amendments to the Articles of Incorporation:  (i) reduced the authorized number of shares of common stock which the Company may issue from 2,000,000,000 to 200,000,000.  (ii) increase the authorized number of preferred shares which the Company may issue from 50,000,000 to 100,000,000. (iii) reduce the conversion rate on the 2006 Series of Convertible Preferred Stock that may be converted into common stock from two shares of common stock to one-half of one share of common stock for each share of 2006 Series of Convertible Preferred Stock.

Common and preferred stock activity related to the Recapitalization and Mobilestream Transactions

In 2006, old GRC (shell) issued 48,688,996 shares of its common stock in the Recapitalization Transaction (see Note 1). The 48,688,996 share issuance represented the outstanding number of common shares of CRC (the accounting acquirer) prior to the Recapitalization Transaction, hence retroactive restatement of historically reported CRC common shares was not necessary. The 72,241 shares of common stock reflected in the accompanying consolidated statement of stockholders’ equity for the year ended December 31, 2006 reflects the common shares retained by the shareholders of old GRC (shell).

In 2006, the Company issued 11,145,225 shares of its common stock and 35,236,188 shares of its Preferred Stock A in the Mobilestream Transaction (see Note 1).  Mobilestream owned 37,500,000 shares of the Company’s common stock which was cancelled as part of the Mobilestream Transaction.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

Common stock financing

During the year ended December 31, 2008, the Company issued 13,195,925 shares of common stock at an average of approximately $1 per share and 9,537,782 common stock purchase warrants for a total of $12,892,731 in cash.  The issuances were conducted primarily through two private placement offerings to foreign investors and were sold at a discount on the market price.

During the year ended December 31, 2007, the Company issued 1,706,386 shares of its common stock at an average of approximately $.80 per share and 1,706,386 common stock purchase warrants for a total of $1,168,462 in cash. The issuances included shares sold at a discount to the market price in a private placement offering to foreign investors and under a common stock purchase agreement with a third party.  Also during the year ended December 31, 2007, the Company issued 186,822 shares of common stock for cash received in 2006 which was classified as a liability on the December 31, 2006 consolidated balance sheet, stock to be issued, for $201,343.

On December 21, 2007, the Company and Professional Offshore Opportunity Fund, Ltd. (“POOF”) entered into a common stock purchase agreement pursuant to which the Company sold 1,000,000 shares of its common stock to POOF for $1,000,000. As part of the common stock purchase agreement, the Company and POOF deposited an additional 250,000 shares and $250,000, respectively, into escrow with POOF having the option to purchase the shares. Also, as part of the sametransaction, the Company issued 625,000 warrants to purchase shares of its common stock to POOF with an exercise price of $1.50. The warrants contained a cashless exercise provision and on July 3, 2008, POOF converted all of the warrants through a cashless exercise for 325,957 shares of the Company’s common stock. Under the common stock purchase agreement, the Company deposited 650,000 shares of its common stock in escrow to be delivered to POOF if the Company did not have a registration statement for the shares of common stock and warrants it had sold to POOF declared effective by the Securities and Exchange Commission (“SEC”) on or before June 30, 2008. The Company did not fulfill that condition, and the 650,000 shares of its common stock were delivered to POOF on June 30, 2008. The Company recognized an expense in the accompanying 2008 consolidated statement of operations and comprehensive loss in the amount of $1,358,500 related to the penalty.

During the year ended December 31, 2006, the Company issued 2,786,286 shares of common stock at an average of approximately $1 per share and 2,786,286 common stock purchase warrants for a total of $2,810,877 in cash.

From July 19, 2002 (inception) to December 31, 2005, the Company (as CRC), issued 2,212,100 shares of common stock at an average of approximately $.80 per share and 2,212,100 common stock purchase warrants for a total of $1,742,012 in cash.

During 2002 and 2003, the Company issued 3,760,000 shares of its common stock, net of cancellations, to the founders of the Company.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

Common stock issued for services to non-employees

During the year ended December 31, 2008, the Company issued a total of 7,714,849 shares of its common stock to non-employees for services rendered during the year or to be rendered.  These services were valued at $15,590,217.   Included in the 7,714,849 shares of common stock issued to non-employees is 2,050,000 shares for services to be provided through September 2009.  The unamortized amount of prepaid services at December 31, 2008 is $1,423,875 (see Note 13).  The Company recorded $12,313,796 as general and administrative expenses related to these issuances in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2008.

During the year ended December 31, 2007, the Company issued a total of 2,394,076 shares of its common stock to non-employees for services rendered during the year. These services were valued at $5,861,244 and were recorded as general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

Included in the 2,514,669 shares of common stock issued to non-employees are 925,000 shares for services to be provided through September and October of 2008.  The unamortized amount of prepaid services at December 31, 2007 is $1,808,042.  For the year ended December 31, 2007, $773,459 of expense was recorded as general and administrative expenses on the consolidated statement of operations and comprehensive loss related to the services performed during 2007 for these transactions.

In September 2006, the Company issued 39,123 shares of its common stock and 39,123 common stock purchase warrants to non-employees for services rendered during the year; these services were valued at $64,721 were recorded as general and administrative expenses on the accompany consolidated statement of operations and comprehensive loss.

In September 2006, the Company issued 22,500 shares of its common stock and 22,500 common stock purchase warrants in exchange for real estate land which was valued at $45,000.

From July 19, 2002 (inception) to December 31, 2005, the Company (as CRC), issued 1,067,100 shares of its common stock and 1,067,100 common stock purchase warrants at an average price of approximately $.50 per share, for a total of $532,300.

From July 19, 2002 (inception) to December 31, 2005, the Company (as CRC), issued 730,800 shares of its common stock and 730,800 common stock purchase warrants in exchange for real estate which was valued at $730,800.

From July 19, 2002 (inception) to December 31, 2005, the Company (as CRC), issued 50,000 shares of its common stock as a charitable contribution.  This transaction was valued at $1 per share, or $50,000 in total, and was recorded as general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

Common stock issued for services to employees

The Company issued common stock under the “2008 Employee Compensation and Stock Option Plan”.  A total of 5,500 shares were issued during the year ended December 31, 2008, and were valued at $13,240. This amount was expensed as salaries in general and administrative expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008.

In 2007, the Company issued common stock under the “2007 Employee Compensation and Stock Option Plan”.  A total of 1,144,500 shares were issued during the year, and were valued at $3,050,520. This amount was expensed as salaries in general and administrative expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2007.   As part of the 1,144,500 shares issued in 2007, 800,000 shares valued at $2,250,000 were issued to Pringle, and 200,000 shares valued at $579,000 were issued to the Company’s CFO.

On October 12, 2005, the Company issued 545,000 shares of its common stock to Pringle for deferred compensation, valued at $545,000. The stock price on the date of agreement was $1 per share and was used to determine fair value of this transaction.  The common stock was to vest over a five-year period commencing on January 1, 2005.  The Company recognized a related expense of $27,250 per quarter, for a total of $109,000 per year, until December 31, 2009.  As of December 31, 2007, there was $218,000 of unrecognized compensation costs related to the non-vested shares.  As a result of the severance agreement executed with Pringle, this remaining balance of unrecognized compensation cost was expensed to general and administrative expenses on the consolidated statement of operations and comprehensive loss in December of 2008.

Other common stock transactions

On September 26, 2006, the Company issued 2,560,974 shares of common stock to the holder of the convertible debenture which had a principal balance of $102,345 and accrued interest of $18,338, with a conversion price of $.045 per share.  The total number of shares issuable upon conversion was 2,681,837 shares, but due to limitations in the convertible debenture agreement, only 2,560,974 shares were then issuable, leaving a balance of 120,863 shares which were issued by December 31, 2006.

Preferred Stock

On December 31, 2006, the Company issued 35,236,188 shares of Preferred Stock A in the Mobilestream Transaction (see Note 1) to Pringle. Preferred Stock A had voting rights to elect a majority of the Board of Directors as long as the Preferred Stock A remained outstanding.  In the event of the liquidation, dissolution, or winding-up of the Company, the holders of the Preferred Stock A were entitled to receive a preferred distribution of $.001 per share, before any distribution to holders of any junior series of preferred stock or the common stock.   In June 2008, Pringle converted 1,791,064 shares of Preferred Stock A into 895,532 shares of common stock.  Preferred Stock A had rights to convert one share of preferred stock into one-half of one share of the Company’s common stock.  In August 2008, Pringle converted an additional 33,440,124 shares of Preferred Stock A into 16,720,062 shares of common stock.  The remaining 5,000 shares of Preferred Stock A, held by a person related to Pringle, was converted to common stock on January 6, 2009 (see Note 21).

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

Preferred Stock (continued)

In October 2007, the Company issued 1,000 shares of new convertible preferred stock (“Preferred Stock B”) to complete a settlement agreement for services rendered. These shares were convertible into common stock after one year, for which Rule 144 will apply, by dividing the $400 stated capital by the average of the closing bid prices of such common stock for the twenty consecutive trading days prior to and including the day of conversion.  Preferred Stock B had no other rights attached to it other than conversion rights.  In April 2008, all of the Company’s Preferred Stock B, 1,000 shares were converted into 206,559 shares of the Company’s common stock.

Treasury Stock

On May 17, 2007, the Company authorized the purchase of shares of the Company’s common stock from Lois Pringle, spouse of Pringle.  The Company purchased 94,961 shares for $66,473 in cash.   On August 13, 2008, the Company purchased 6,600,000 shares of the Company’s common stock from Pringle for $1,650,000 in cash (see Note 10).

Subscription Receivable

In 2006, the Company contracted to sell some of its common stock on an installment basis. As of December 31, 2007, the unpaid balance related to the contract was $185,693.  In 2008, the Company determined that it was not going to receive $130,518 of this amount, and it was written-off to additional paid-in capital on the consolidated statement of stockholders’ equity in the fourth quarter of 2008.

Warrants

During the years ended December 31, 2008 and, 2007, the Company granted two types of warrants: (a) Purchase warrants – sold in conjunction with the sale of common stock and (b) Compensation warrants – grants to non-employee consultants for services provided or to be provided.  Warrants issued in association with the sale of common stock have no related expense, and accordingly no effect on the Company’s results of operations. Fair value for each warrant is calculated using the Black-Scholes option-pricing model and a debit and credit is recorded to additional paid-in capital.   For Compensation warrants, the Company records the expense of options granted to non-employee consultants for services based on the estimated fair value of the warrants using the Black-Scholes option-pricing model on the grant date.  The Company believes that the estimated fair value of the warrants is more readily measurable than the fair value of services rendered.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

Warrants (continued)

The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	July 19, 2002 (inception) to December 31, 2006

Dividend yield	0%	0%	0%
Expected volatility	117%-159%	130%-149%	100% - 240%
Risk-free interest rate	1.61%-2.93%	3.26-3.49%	4.97%
Expected life	.5-5 years	1-1.5 years	1 year
Expected forfeiture rate	0%	0%	0%

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

Warrants (continued)

A summary of the status of the Company’s stock warrants from July 19, 2002 (inception) to December 31, 2008 is as follows:

	Warrants	Range of Exercise Price	Weighted Average Exercise Price

Granted	42,600	$9.00	$9.00

Balance at December 31, 2002	42,600	$9.00	$9.00

Granted	519,800	$9.00	$9.00

Balance at December 31, 2003	562,400	$9.00	$9.00

Granted	917,645	$2.75 - $9.00	$5.01

Balance at December 31, 2004	1,480,045	$2.75 - $9.00	$6.52

Granted	2,082,042	$2.75 - $4.00	$2.86
Cancelled	(893,920)	$9.00	$9.00

Balance at December 31, 2005	2,668,167	$2.75 - $9.00	$2.84

Granted	33,909,407	$2.75 - $4.75	$4.27
Cancelled	(2,668,167)	$2.75 - $4.75	$3.01

Balance at December 31, 2006	33,909,407	$2.75 - $4.75	$4.41

Granted	2,069,606	$.80 - $4.00	$1.78
Cancelled	(23,500,000)	$4.75	$4.75
Exercised	(150,000)	$1.65 - $2.00	$1.83

Balance at December 31, 2007	12,329,013	$.80 - $4.75	$3.34

Granted	10,974,282	$1.35 - $4.00	$1.96
Cancelled	(1,002,500)	$1.50 - $2.50	$1.50
Exercised	(875,000)	$1.65 - $2.00	$1.60

Balance at December 31, 2008	21,425,795	$.80 - $4.75	$2.79

Exercisable at December 31, 2007	1,919,606		$1.78

Exercisable at December 31, 2008	10,716,388		$2.00

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

Warrants (continued)

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at 12/31/08	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable 12/31/08	Weighted Average Exercise Price

$0.80	400,000	1.00	$0.80	400,000	$0.80
$1.35	20,000	4.87	$1.35	20,000	$1.35
$2.00	9,847,782	0.85	$2.00	9,537,782	$2.00
$2.25	25,000	4.73	$2.25	25,000	$2.25
$2.50	290,000	1.16	$2.50	290,000	$2.50
$2.63	6,000	4.11	$2.63	6,000	$2.63
$2.75	5,734,546	1.20	$2.75	428,606	$2.75
$2.83	9,000	4.39	$2.83	9,000	$2.83
$4.00	1,387,600	1.16	$4.00	-	$4.00
$4.75	3,705,867	1.16	$4.75	-	$4.75

	21,425,795		$2.79	10,716,388	$2.00

Purchased warrants

During the year ended December 31, 2008, in conjunction with the sale of common stock primarily through two private placements offerings, the Company issued 9,537,782 common stock warrants, with an exercise price of $2.00 and an expiration date of 18 months from date of issuance of the common stock.  The warrants were valued using the Black-Scholes options pricing model and recorded as a debit and credit to additional paid-in capital.

During the year ended December 31, 2007, in conjunction with the sale of common stock under the terms of a common stock purchase agreement with POOF, the Company issued 625,000 common stock warrants, with an exercise price of $1.50 and an expiration date of December 20, 2012.  The warrants were valued using the Black-Scholes option pricing model and recorded as a debit and credit to additional paid-in capital.

On July 3, 2008, the 625,000 warrants issued to POOF were exercised in a cashless transaction resulting in the issuance of 325,957 shares of common stock.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

CRC and Mobilestream Warrants (Derivative Liabilities)

In conjunction with the CRC Acquisition Agreement and the Mobilestream Acquisition Agreement (see Note 1) (together, “the 2006 Acquisition Agreements”), the Company exchanged or issued common stock purchase warrants (“Acquisition Warrants”).   The Acquisition Warrants consisted of an aggregate 5,305,940 of CRC’s Class B and Class D (“CRC B & D”) warrants, 1,397,800 of CRC’s Class E (“CRC E”) warrants and 27,205,867 Mobilestream Warrants, of which 23,500,000 Mobilestream Warrants were issued directly to Pringle and were subsequently cancelled in 2007.   The CRC B & D warrants had an original exercise price of $2.75 and an original expiration date of September 21, 2007.   The CRC E warrants had an original exercise price of $4.00 and an original expiration date of September 21, 2007.  The Mobilestream Warrants had an original exercise price of $4.75 and an original expiration date of December 31, 2007.  On September 21, 2007, the Board of Directors extended the expiration date of the CRC B & D and CRC E warrants to December 31, 2007 and on December 31, 2007, the expiration date was further extended until December 31, 2008.  In November 2008, the Board of Directors amended the expiration date to 120 days subsequent to the effective date of a successful registration statement covering these warrants is filed with the SEC. On December 31, 2007, the Board of Directors extended the expiration date of the Mobilestream Warrants to December 31, 2008 and, also in November 2008, amended the expiration date to 120 days subsequent to the effective date of a successful registration statement covering these warrants is filed with the SEC.   As of December 31, 2008 and through the date of this filing, the Company has not had its registration statements declared effective by the SEC.

Pursuant to the 2006 Acquisition Agreements, the Acquisition Warrants must be held in liquidating trusts indefinitely until they are registered or an exemption from such registration is available.   Further, unless the underlying shares have been registered, the trustees of the liquidating trusts may serve written demand on the Company that the shares issuable upon exercise of the Acquisition Warrants held by the trusts be registered.  The 23,500,000 Mobilestream Warrants issued directly to Pringle were not held in a liquidating trust as required by the terms of the Mobilestream Acquisition Agreement. Although these warrants were not held in a liquidating trust, the Company believes that they should still be subject to the terms of the Mobilestream Acquisition Agreement, and accordingly, were included in the computation of derivative liabilities as discussed below.

The Company analyzed the Acquisition Warrants in conjunction with the 2006 Acquisition Agreements pursuant to the provisions of EITF No. 00-19. Since the trustees of the liquidating trusts can serve written demand on the Company that the shares issuable upon the exercise of the Acquisition Warrants held by the trusts be registered and the 2006 Acquisition Agreements (i) do not specify any circumstances under which net-cash settlement would be permitted or required and (ii) do not specify how the contract would be settled in the event the Company is unable to deliver registered shares, the Acquisition Warrants do not meet all of the conditions required for equity classification.  Accordingly, the Company has classified the Acquisition Warrants (see below chart), as derivative liabilities at the time of the respective effective dates of each of the 2006 Acquisition Agreements.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

CRC and Mobilestream Warrants (Derivative Liabilities) (continued)

As derivative liabilities, the Acquisition Warrants are measured at fair value at each reporting period (marked to market) with gains and losses being recognized in earnings.  The Acquisition Warrants continue to be accounted for as derivative liabilities until a reclassification event such that the warrants are exercised, cancelled, expire or the 2006 Acquisition Agreements are modified to remove the registration restrictions.  Upon a reclassification event, the Acquisition Warrants would be reclassified from liability back to equity after a mark to market adjustment immediately prior to the reclassification event.  The Company calculates fair value of the Acquisition Warrants using a Black-Scholes option pricing model (see 2nd table below for underlying assumptions).

The impact of the application of EITF No. 00-19 on the Company’s consolidated balance sheets as of December 31, 2006, 2007 and 2008 and for the years then ended are as follows:

Date	Derivative Liability on Consolidated Balance Sheets	Gain (Loss) impacting Consolidated Statements of Operations	Impact on additional paid in capital
Value at Issuance	$16,139,529	$-	$	(16,139,529)

December 31, 2006	16,904,012	(764,483)

December 31, 2007	10,950,670	3,765,492		2,187,850

December 31, 2008	1,591,834	9,358,837

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

CRC and Mobilestream Warrants (Derivative Liabilities) (continued)

The following table shows the variables used in the Black-Scholes option pricing model calculation use to determine the fair values for the derivative liability above:

Warrants	Date	Exercise Price	Market Price of Underlying Common Stock	Expected Volatility Rate	Risk Free Interest Rate	Expected Life
CRC B & D	Issuance date	$ 2.75	$ 1.20	100%	4.97%	1 year
CRC E		$ 4.00	$ 1.20	100%	4.97%	1 year
Mobilestream		$ 4.75	$ 1.69	150%	4.94%	1 year

CRC B & D	12/31/2006	$ 2.75	$ 1.69	100%	4.94%	9 months
CRC E		$ 4.00	$ 1.69	100%	4.94%	9 months
Mobilestream		$ 4.75	$ 1.69	150%	4.94%	1 year

CRC B & D	12/31/2007	$ 2.75	$ 3.30	134%	3.26%	1 year
CRC E		$ 4.00	$ 3.30	134%	3.26%	1 year
Mobilestream		$ 4.75	$ 3.30	134%	3.26%	1 year

CRC B & D	12/31/2008	$ 2.75	$ 1.07	140%	0.49%	10 months
CRC E		$ 4.00	$ 1.07	140%	0.49%	10 months
Mobilestream		$ 4.75	$ 1.07	140%	0..49%	10 months

In the calculations above, a 0% dividend yield was used.

Compensation warrants

On September 3, 2008, the Company granted a non-employee 76,500 common stock warrants for services provided.  These warrants have an exercise price of $2.75 and are exercisable until December 20, 2012.  An expense of $78,030 was recorded to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2008.  The fair value of the warrants was determined using the Black-Scholes option pricing model.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

Compensation warrants (continued)

On October 1, 2008, the Company granted a non-employee 300,000 common stock warrants as a portion of the payment for services to be performed.  These warrants have an exercise price of $2.00, and 100,000 warrants vest on each of the following dates: June 10, 2009, January 10, 2010 and June 10, 2010. An expense of $102,285 was recorded to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2008.  The unrecognized portion of the charge of $306,855 will be amortized over the remaining vesting period.  The fair value of the warrants was determined using the Black-Scholes option pricing model.

Beginning in 2008, the Board of Directors approved a compensation plan that granted each director 3,000 warrants for each Board of Directors meeting attended. In the third quarter of 2008, per board resolution, the compensation was increased to 5,000 warrants per meeting.  The exercise price of the warrants are set at the closing price of the Company’s common stock on the day of the meeting, and each warrant expires five years from the date of its issuance. The Company has issued an aggregate of 40,000 warrants in connection with the compensation plan during the year ended December 31, 2008.  The warrants have exercise prices of $2.63, $2.83 and $2.25 for warrants issued during the first, second and third quarters of 2008, respectively.  An expense of $86,745 was charged to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for year ending December 31, 2008.  The fair value of the warrants was determined using the Black-Scholes option-pricing model.

On November 13, 2008, the Company issued a total of 20,000 warrants; 10,000 each, to two members of the Board of Directors as compensation for serving on the Company’s audit committee.  The warrants have an excise price of $1.35 and expire on November 13, 2013.  An expense of $24,520 was charged to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for year ending December 31, 2008. The fair value of the warrants was determined using the Black-Scholes option-pricing model.

In April and May of 2008, 250,000 warrants were exercised in a cashless transaction, resulting in the issuance of 124,489 shares of the Company’s common stock.

On October 10, 2007, 150,000 warrants were exercised in a cashless transaction, resulting in the issuance of 47,579 shares of the Company’s common stock.

Prior to the year ended December 31, 2007, there were no warrants for services issued.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

Employee Options

On September 23, 2008, as part of obligations under employment contracts, the Company authorized 8,500,000 stock options to four key executives, with 5,000,000 approved (to new CEO Eric Swain) and 3,500,000 stock options subject to stockholder approval (see Note 14 for details).  These options have an exercise price of $1.18 per share and expire ten years after the vesting date.  1,000,000 of Mr. Swain’s options vested immediately and the balance will vest in equal annual installments of 1,000,000 options on September 23, 2009 and on each anniversary thereafter for the three years thereafter.  Of the combined 3,500,000 options granted to the three other executives, one-fifth options will vest immediately upon approval of the amendment of the Company’s stock option plan and the remainder will vest one-fifth on September 23, 2009 and an additional one-fifth on each anniversary thereafter for the next three years, provided that the executives are employed by the Company at each vesting date. The Company recorded an expense to general and administrative expenses in the accompanying 2008 consolidated statement of operations and comprehensive loss in the amount of $1,040,000 for the approved options, which represents the charge related to the options that have vested immediately.  As of December 31, 2008, total unrecognized compensation cost related to unvested stock options for the CEO’s options is approximately $4,160,000, which is to be recognized over the expected term of five years.   The assumptions used in the Black-Scholes option-pricing model used to determine the fair value of the options are: a dividend yield of 0%; an expected volatility rate of 123.5%; a risk-free interest rate of 2.93%; and an expected life of approximately six years. Expected forfeitures were estimated to be 0%.  No expense was recorded for the unapproved options during the year ended December 31, 2008.

In November 2008, the Company authorized 450,000 stock options to three employees which are also subject to stockholder approval.  These options have an exercise price of $1.24 per share and expire on November 21, 2018.  150,000 options vest immediately (after stockholder approval), 150,000 vest on January 1, 2010, and the remainder are fully vested on January 1, 2011.  The assumptions used in the Black-Scholes option-pricing model used to determine the fair value of the options are: a dividend yield of 0%; an expected volatility rate of 159.5%; a risk-free interest rate of 2.12%; and an expected life of approximately six years. Expected forfeitures were estimated to be 0%.  No expense was recorded for the unapproved options during the year ended December 31, 2008.

In March 2005, CRC issued 200,000 stock options to the CFO.  The options have an exercise price of $1.00 per share and expire on December 31, 2014.  The options are fully vested as of December 31, 2008.  Prior to March 2005, the Company had not issued any employee common stock purchase options.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - STOCKHOLDERS’ EQUITY  (CONTINUED)

Employee Options (continued)

A summary of the status of the Company’s outstanding employee stock options as of December 31, 2008 is as follows:

	Number of Option Shares	Weighted Average Exercise price	Number of Vested Option shares
Options from July 19, 2002 (inception) to
December 31, 2004	-	$-	-
Granted	200,000	$1.00	50,000
Options as of December 31, 2005	200,000	$1.00	50,000
Options as of December 31, 2006	200,000	$1.00	100,000
Options as of December 31, 2007	200,000	$1.00	150,000
Granted	5,000,000	$1.18	1,000,000
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at December 31, 2008	5,200,000	$1.17	1,200,000

The 3,950,000 options (for six employees) awaiting stockholder approval are not included in summary table above because options under an arrangement that is subject to shareholder approval are not deemed to be granted until that approval is obtained, unless approval is essentially a formality, which the Company has deemed not to be the case.

As of December 31, 2008, 1,200,000 options are vested and no options have been exercised. The weighted average exercise price is $1.17.

NOTE 12 - DEPOSITS AND OTHER ASSETS

As of December 31, 2008 and 2007, the balance of deposits and other assets was $123,726 and $74,860, respectively.  At December 31, 2008, the deposits consist of a $45,000 investment in land acquired through the issuance of common stock in 2006, a $29,860 deposit made in August 2007 on a future lease for additional equipment, a $1,366 lease deposit for offices in Rockford, Illinois in April 2008, and a $47,500 deposit for newly leased offices in New Jersey in November 2008.

NOTE 13 - PREPAID SERVICES

During the year ended December 31, 2008, the Company issued an aggregate 2,050,000 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $2,232,500, as that was deemed to be the more readily determinable value.  In the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2008, a charge to general and administrative expenses related to these agreements was made in the amount of $808,625.  The unamortized amount as of December 31, 2008 is $1,423,875.  Also in October 2008, the Company paid two consultants a total of $215,000 in cash for services to be provided over the next six months. A charge of $130,000 was expensed to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2008. The unamortized amount as of December 31, 2008 is $85,000.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 13 - PREPAID SERVICES (CONTINUED)

During September and October 2007, the Company issued an aggregate 925,000 shares of common stock to non-employees for services to be performed. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $2,581,500, as that was deemed to be the more readily determinable value.  Per the agreements, the services were to be provided over a one-year period.  The fair value of the common stock of $2,581,500 was amortized over a twelve-month period; the unamortized amount as of December 31, 2007 is $1,808,042.  Included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007, is compensation related to these agreements in the amounts of  $1,808,042 and $773,500, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Vendor/Supplier Agreements

In June 2007, the Company entered into a purchase agreement with Ingersoll Production Systems of Rockford, Illinois to build a commercial prototype machine. The total purchase commitment is approximately $770,000.  The Company has currently paid approximately $620,000 as of December 31, 2008 under this agreement.  This amount is reflected in the accompanying 2008 consolidated balance sheet as part of the construction in progress component of property and equipment, and, to the extent of modifications to the prototype machine being made, in the accompanying 2008 consolidated statement of operations and comprehensive loss as R & D expense.  In addition to Ingersoll Production Systems, there are various other suppliers with which the Company has purchase commitments with; these purchase commitments are approximately $610,000 and the Company has paid approximately $600,000 under these agreements through December 31, 2008.  These amounts are also reflected in the accompanying 2008 consolidated balance sheet in the construction in progress account.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Severance Agreement

On November 12, 2008, the Company entered into a severance agreement with Pringle, and 888 Corporation, a New Jersey corporation owned directly or indirectly by Pringle (the "Severance Agreement").  The Severance Agreement replaces a prior consulting agreement with 888 Corporation, which was approved by the Board of Directors on May 21, 2008.  Pursuant to the Severance Agreement, the Company has agreed to pay Pringle $200,000 per year for the six-year period commencing on January 1, 2009 subject to Pringle and 888 Corporation’s continued compliance with the terms of the Severance Agreement. Pursuant to the Severance Agreement, Pringle has returned 225,000 shares of the Company’s common stock previously issued to him, and he resigned as a member of the Company's Board of Directors and in all other capacities. Pringle also agreed to restrict the amount of shares of the Company’s common stock that he or his affiliates may sell to the following amounts: an aggregate of 400,000 shares of the Company’s common stock in the three month period beginning February 1, 2009, an aggregate of 300,000 shares of the Company’s common stock in the three-month period beginning May 1, 2009 and an aggregate of 250,000 shares of Company’s common stock in any three-month period thereafter beginning with the three-month period beginning August 1, 2009. The foregoing restrictions remain in place until Pringle has less than 5,000,000 shares of Company’s common stock. Any transfers by Pringle in accordance with the foregoing restrictions remain subject to the Company's right of first refusal to purchase the stock. The Severance Agreement also provides for: (i) the immediate termination of the consulting agreement between the Company and 888 Corporation dated as of January 1, 2008 (though the Company has agreed to pay 888 Corporation the remainder of any payments otherwise due them through December 31, 2008); (ii) a nine year non-compete and non-solicitation agreement from Mr. Pringle; (iii) certain representations, warranties and covenants from Pringle and associated indemnification obligations; and (iv) mutual general releases and non-disparagement provisions.  The Company has recorded a charge in the amount of $1,200,000 charge to expense in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2008 related to the Severance Agreement.  The Company’s pledge of its pending patents as collateral for the payments to Pringle was eliminated.

In 2005, the Company granted Pringle 545,000 shares of its common stock as deferred compensation.  The fair value of the common stock on the date of the grant was $1 per share. The common stock was to vest over a five-year period commencing January 1, 2005, with 27,250 shares vesting quarterly, or 109,000 per year, and was expensed in the consolidated financial statements at a rate of $27,250 per quarter, or $109,000 per year, until December 31, 2009.  As of December 31, 2007, there was $218,000 of unrecognized compensation costs related to non-vested shares.  As a result of the severance agreement with Pringle, this remaining balance of unrecognized compensation costs was expensed to general and administrative expenses in December 2008.

Employment Agreements

On September 23, 2008, the Board of Directors approved employment letter agreements with (i) the president of the Company, Jeffrey Kimberly, (ii) the Chief Operating Officer (“COO”) of the Company, Wayne Koehl, and (iii) the CFO of the Company, Jeffrey Andrews. These letter agreements amended and restated the terms and conditions of employment of each of these executives of the Company.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements (continued)

Mr. Kimberly's employment letter provides for an employment term of five years at an annual salary beginning January 1, 2009 of $300,000, with an increase to $375,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to approval of the CEO of the Company and the Board of Directors. Subject to approval by the stockholders of the Company, Mr. Kimberly will be granted an option to purchase 1,500,000 shares of the Company’s common stock. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten years thereafter. Options for 300,000 shares of common stock shall vest immediately on September 23, 2008, and options for 300,000 additional shares of common stock shall vest on September 23rd of each successive year between 2010 and 2013 inclusive, provided that Mr. Kimberly is still employed on the relevant vesting date. These stock options are not deemed to be granted until stockholder approval is obtained (vote for approval is scheduled for the second quarter of 2009). Mr. Kimberly will be entitled to receive bonuses of between 0.75% and 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones. The Company shall pay the monthly loan payments on Mr. Kimberly's car for two years and then pay off all of the remaining loan balance on this automobile provided he is still employed by the Company.

Mr. Andrews' employment letter provides for an employment term of five years at an annual salary for 2008 of $180,000, with an increase to $225,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to the approval of the CEO of the Company and the Board of Directors. Subject to approval by the stockholders of the Company, Mr. Andrews will be granted an option to purchase 1,000,000 shares of the Company’s common stock. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten years thereafter. Options for 200,000 shares of common stock shall vest immediately on September 23, 2008, and options for 200,000 additional shares of common stock shall vest on September 23rd of each successive year between  2010 and 2013 inclusive, provided that Mr. Andrews is still employed on the relevant vesting date. These stock options are not deemed to be granted until stockholder approval is obtained (vote for approval is scheduled for the second quarter of 2009).  Mr. Andrews will be entitled to receive bonuses of between 0.75% and 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones.  Mr. Andrews shall also receive a monthly automobile allowance of $500.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements (continued)

Mr. Koehl's employment letter provides for an employment term of five years at an annual salary for 2009 of $225,000, with an increase to $250,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to the approval of the CEO of the Company and the Board of Directors.  Subject to approval of the stockholders of the Company, Mr. Koehl will be granted an option to purchase 1,000,000 shares of common stock of the Company. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten years thereafter. Options for 200,000 shares of common stock shall vest immediately on September 23, 2008, and options for 200,000 additional shares of common stock shall vest on September 23rd of each successive year between 2010 and 2013 inclusive, provided that Mr. Koehl is still employed on the relevant vesting date. These stock options are not deemed to be granted until stockholder approval is obtained (vote for approval is scheduled for the second quarter of 2009). Mr. Koehl will be entitled to receive bonuses of between 0.75% and 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones. Mr. Koehl shall also receive a monthly automobile allowance of $500. On April 27, 2009, the Company entered into a retirement agreement with Mr. Koehl.  This retirement agreement replaces the prior employment agreement discussed above.  Pursuant to the retirement agreement, the Company has agreed to pay Mr. Koehl his current salary for a period of approximately six months, ending on October 31, 2009.  The retirement agreement also provides that:  (a) Mr Koehl will be entitled to receive a bonus based upon sales of equipment made by the Company solely to one certain customer;  (b) Mr. Koehl shall be entitled to retain the  options to purchase 200,000 shares of the Company’s common stock  previously granted which are vested but are subject to the shareholders approval and the options to purchase an additional 200,000 shares of the Company’s common stock previously granted, also subject to the shareholders approval, which were to vest on September 23, 2009 but shall now be immediately vested;  (c)  the Company will continue to provide medical coverage under the Company’s current health care benefits plan for period of approximately six months ending on October 31, 2009.  Thereafter Mr. Koehl shall be entitled to elect to continue such COBRA coverage for the remainder of the COBRA period, at Mr. Koehl’s own expense.

On September 24, 2008, the Board of Directors of the Company approved the appointment of Eric Swain as CEO of the Company.  In connection with the appointment of Mr. Swain, the Board approved a summary of terms of a proposed employment agreement to be entered into between the Company and Mr. Swain. Mr. Swain's summary of terms provides for an employment term of five years at an annual salary of $450,000 from the date of the execution of the employment agreement through December 31, 2009, with an increase to $525,000 on January 1, 2010 if the Company reaches at least one sales goal as defined in the summary of terms. Any other increase in annual salary is to be determined based on the terms of the employment contract. Mr. Swain shall be entitled to eighteen months of severance payments equal to his current salary if the Company terminates his employment without cause or if he terminates his employment with good reason.  Mr. Swain will be granted an option to purchase 5,000,000 shares of the Company’s common stock. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of fifteen years thereafter. Options for 1,000,000 shares of common stock shall vest immediately and options for 1,000,000 additional shares of common stock shall vest on September 23rd of each successive year between 2010 and 2013 inclusive, provided that Mr. Swain is still employed on the relevant vesting date.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements (continued)

Mr. Swain will be entitled to receive bonuses, payable in the form of common stock or options to purchase common stock equal to 0.75% of the Company's gross profits on each sale of equipment over $25,000,000. Mr. Swain shall also receive a monthly automobile allowance of $900. The Company has agreed that, if Mr. Swain should incur costs (including legal expenses) arising from his previous employment, the Company would reimburse Mr. Swain for any such costs.  The Company has recorded a $560,000 charge in the accompanying 2008 consolidated statement of operations and comprehensive loss related to this possible contingency, which is included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2008.  The Company agreed to appoint Mr. Swain to the Board.

NOTE 15 - PATENTS

The Company currently has three utility patent applications pending in the United States Patent and Trademark Office ("PTO") and approximately ten corresponding utility patent applications pending in international patent offices in commercially relevant countries. The Company’s patent applications cover its proprietary microwave technology for recovering hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits, and waste oil streams. Legal fees associated with the above mentioned patent applications are recorded as prepaid patent costs on the accompanying consolidated balance sheets.  Upon approval by the patent offices, the prepaid patent costs will be reclassified to an intangible asset and amortized over the expect life of the patent. The prepaid patent costs are $383,685 and $143,063 at December 31, 2008 and 2007, respectively.

NOTE 16 - SHORT-TERM INVESTMENTS

Cash in excess of operating requirements is invested in marketable securities.  All securities are considered available for sale and are carried at their fair value on the accompanying consolidated 2008 balance sheet.

The Company held the following types of investments at December 31, 2008:

		Cost	Fair Value	Unrealized loss	Realized loss

	Fixed-rate securities	$125,000	$95,000	$(30,000)
	Corporate bonds	1,826,264	1,618,714	(207,550)
	Preferred stocks	1,681,410	843,560		(837,850)

Total		$3,632,674	$2,557,274	$(237,550)	$(837,850)

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 16 - SHORT-TERM INVESTMENTS (CONTINUED)

In the fourth quarter of 2008, the Company reclassified $837,850 of unrealized losses on its investments in preferred stock from accumulated other comprehensive loss to the consolidated statement of operations and comprehensive loss, as the impairment is deemed to be other than temporary at December 31, 2008, due to poor market conditions in the banking sector.

The Company’s investment in corporate bonds having unrealized losses are in the banking sector.  The Company evaluated the near-term prospects of the issuers.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, management does not consider these investments to be other than temporarily impaired at December 31, 2008.  Accordingly, the Company considers the $237,550 of unrealized losses on the investments in corporate bonds and fixed rate securities to be a temporary loss on the investments in marketable securities that are available for sale, and has recorded this loss to accumulated other comprehensive loss in the stockholders’ equity section of the accompanying consolidated balance sheet as of December 31, 2008.

NOTE 17 - FAIR VALUE MEASUREMENTS

The following table represents available for sale securities measured at fair value at December 31, 2008:

	Fair Value at December 31,	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	( Level 1 )	( Level 2 )	( Level 3 )
Assets
Fixed-rate Capital Securities	$95,000	$95,000	$-	$-
Corporate Bonds	1,618,714	1,492,621	126,093
Preferred Stocks	843,560	843,560
	2,557,274	2,431,181	126,093	-
Liabilities
Derivative liabilities	1,591,834			1,591,834
	$1,591,834			$1,591,834

The following table presents additional information about Level 3 liabilities measured at fair value.  Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category.  As a result, the unrealized gains and losses for liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 17 - FAIR VALUE MEASUREMENTS (CONTINUED)

Changes in Level 3 assets and liabilities measured at fair value for the year ended December 31, 2008:

	LEVEL 3
	Beginning Balance January 1, 2008	Realized & Unrealized (Gains) Losses	Purchases Sales and Settlements	Ending Balance December 31, 2008	Change in fair value of Derivative Financial Instruments still held at December 31, 2008
Liabilities
Derivative financial instruments, at fair value	$10,950,670	$(9,358,836)	$-	$1,591,834	$(9,358,836)
	$10,950,670	$(9,358,836)	$-	$1,591,834	$(9,358,836)

The change in the fair value of derivative financial instruments are included in the accompanying consolidated statement of operations and comprehensive loss, as other income (losses).  The change in fair value of derivative financial instruments for the year ended December 31, 2008 and 2007 and for the cumulative period July 19, 2002 (inception) to December 31, 2008 was income of $9,358,836, $3,765,492 and $12,359,845, respectively.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 18 - SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY FROM CASH FLOW STATEMENTS

	December 31, 2008	December 31, 2007	July 19, 2002 (Inception) to December 31, 2008

Preferred stock conversions to common stock	$35,231	$-	$35,231

Acquisition of equipment with long-term debt	$32,432	$-	$181,249

Common stock issed in exchange for real estate	$-	$-	$775,800

Common stock issued to convert accounts payable into equity	$-	$-	$1,087

Subscription receivable write-off	$130,518	$-	$130,518

Conversion of debenture and accrued interest into common stock	$-	$-	$120,683

Common and preferred stock issued in connection with the Mobilestream Transaction (recorded at the historical basis of Mobilestream)	$-	$-	$3,346,157

NOTE 19 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

The Company has restated its previously issued financial statements for the period July 19, 2002 (inception) through December 31, 2002 and its financial statements for the year ended December 31, 2003. In 2002, the Company had a transaction in which it reflected the issuance of 150,000 shares of preferred stock, par value $10, in exchange for an intangible asset valued at $1,500,000. The intangible asset was subsequently deemed impaired and accordingly was expensed in 2002. The financial statements have been restated as the transaction was subsequently rescinded, due to the fact that the preferred stock shares were not formally issued because the Company did not have authorization to issue preferred shares. Therefore the transaction was voidable and no expense should have been recorded.  In 2003, the Company had initially reflected the issuance of 1,455,000 shares of common stock to two of its founders as being issued for services provided, valued at $727,500.  The Company has restated its financial statements to reflect the common stock as a re-issuance of founders’ shares and, as such, no expense should have been initially associated with the issuance of the founders shares. These transactions resulted in a decrease in net loss applicable to accumulated deficits of $727,500 and $1,500,000 for the year ended December 31, 2003 and 2002, respectively.  The net operating loss for the years ended December 31, 2003 and 2002 were restated to $203,659 and $508,508, respectively.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 19 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (CONTINUED)

The impact of these adjustments on the Company’s financial results as originally reported are summarized below:
	As Reported	Adjustments	As Restated
Year ended December 31, 2002
Balance sheet
Deficit accumulated during the development stage	$(2,008,508)	$1,500,000	$(508,508)

Statement of operations
General and administrative expenses	(2,008,508)	1,500,000	(508,508)
Total operating expenses	(2,008,508)	1,500,000	(508,508)

Net loss	$(2,008,508)	$1,500,000	$(508,508)
Basic and diluted loss per common share	$(0.42)	$0.31	$(0.11)

Statement of cash flows
Net loss	$(2,008,508)	$1,500,000	$(508,508)

Impairment of license	$1,500,000	$(1,500,000)	-

Preferred stock issued for license	$1,500,000	$(1,500,000)	-

Year ended December 31, 2003
Balance sheet
Deficit accumulated during the development stage	$(2,939,667)	$2,227,500	$(712,167)

Statement of operations
General and administrative expenses	(931,159)	727,500	(203,659)
Total operating expenses	(931,159)	727,500	(203,659)

Net loss	$(931,159)	$727,500	$(203,659)

Basic and diluted loss per common share	$(0.19)	$0.15	$0.04)
Statement of cash flows
Net loss	$(931,159)	$727,500	$(203,659)

Common stock issued for services	$727,500	$(727,500)	-

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 20 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007

In our Form 8-K dated April 2, 2009, we reported that our December 31, 2007 consolidated financial statements contained in our 2007 annual report on Form 10-KSB will require restatement and should no longer be relied upon.   In the same 8-K, we disclosed certain adjustments that were quantified and known to us at that time.

The following tables summarize the adjustments made in the restatement of our 2007 consolidated financial statements.  “Column A” adjustments represent adjustments quantified and disclosed in our Form 8-K dated April 2, 2009.  “Column B” adjustments represent adjustments quantified subsequent to the filing of our Form 8-K dated April 2, 2009.

Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued consolidated balance sheet as of December 31, 2007:

Column A Adjustments:

1.
We reclassified prepaid services and stockholders’ equity in the amount of $1,808,042 to reflect the issuance of common stock to non-employees for services to be performed (see Note 13).  Previously, we had reflected this prepayment as contra-equity.

2.	We reclassified deferred compensation (contra-equity) as a reduction of additional paid-in capital in the amount of $218,000 to comply with SFAS No. 123R.
3.
We adjusted legal fees of $143,063 associated with the filing of our patents as a prepaid asset. Previously, we had reflected these costs as an expense on our consolidated statement of operations and comprehensive loss.

Column B Adjustments:

4.	Column B adjustments: We reclassified the Acquisition Warrants (as defined in Note 11) as derivative financial instruments. Previously, we had reflected the Acquisition Warrants as equity.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 20 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007 (CONTINUED)

	As Originally Reported	Column A Adjustments	As Reported in Form 8-K dated April 2, 2009	Column B Adjustments	Restated
ASSETS
CURRENT ASSETS
Cash	$780,425	$-	$780,425	$-	$780,425
Prepaid Services		1,808,042	1,808,042		1,808,042

Total Current Assets	780,425	1,808,042	2,588,467		2,588,467

Property and equipment	373,135		373,135		373,135

Deposits	74,860		74,860		74,860

Prepaid patent costs		143,063	143,063		143,063

TOTAL ASSETS	$1,228,420	$1,951,105	$3,179,525	$-	$3,179,525

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	119,588		119,588		119,588
Loans payable - equipment	40,964		40,964		40,964
Loan payable - officer	150,000		150,000		150,000

Total current liabilities	310,552		310,552		310,552

Loan payable -equipment, net
of current portion	51,629		51,629		51,629
Derivative financial instruments			-	10,950,670	10,950,670

Total liabilities	362,181		362,181	10,950,670	11,312,851

STOCKHOLDERS' EQUITY
Preferred stock A - $.001 par value,
100,000,000 shares authorized,
35,236,188 issued and outstanding	35,236		35,236		35,236
at December 31, 2007
Preferred stock B - $.001 par value,
1,000 shares authorized, issued, and
outstanding at December 31, 2007	1		1		1
Common stock - $.001 par value,
200,000,000 shares authorized,
30,263,330 issued and outstanding
at December 31, 2007	30,358		30,358		30,358
Additional paid-in capital	20,497,849	(218,000)	20,279,849	(13,951,679)	6,328,170
Stock subscription receivable	(185,693)		(185,693)		(185,693)
Deficit accumulated during the
development stage	(17,418,997)	143,063	(17,275,934)	3,001,009	(14,274,925)

	2,958,754	(74,937)	2,883,817	(10,950,670)	(8,066,853)

Treasury stock	(66,473)		(66,473)		(66,473)
Prepaid services	(1,808,042)	1,808,042	-		-
Deferred compensation	(218,000)	218,000	-		-

Total stockholders' equity	866,239	1,951,105	2,817,344	(10,950,670)	(8,133,326)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,228,420	$1,951,105	$3,179,525	$-	$3,179,525

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 20 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007 (CONTINUED)

Consolidated Statement of Operations and Comprehensive Loss Adjustments

The following is a summary of the adjustments to our previously issued consolidated statement of operations and comprehensive loss for the year ended December 31:

Column A Adjustments:

1.
We adjusted legal fees of $143,063 associated with the filing of our patents as a prepaid asset. Previously, we had reflected these costs as an expense on our consolidated statement of operations and comprehensive loss.

2.	Except for the addition of R&D to be in compliance with SFAS No. 2, “Accounting for Research and Development Costs”, all operating expenses were collapsed into general and administrative expenses.

Column B Adjustments:

3.
As derivative liabilities, the Acquisition Warrants (as defined in Note 11) are measured at fair value each reporting period (marked to market) with the gains and losses being recognized in earnings.  Accordingly, we adjusted our statement of operations and other comprehensive loss to reflect income of $3,765,492 as a result of the change in the fair value of the Acquisition Warrants. Previously, we recognized the Acquisition Warrants as equity and did not did not recognize any change in the fair value.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

	As Originally	Column A	As Reported in Form 8-K dated	Column B
	Reported	Adjustments	April 2, 2009	Adjustments	Adjusted

REVENUES	$-	$-	$-	$-	$-

COST OF SALES

GROSS PROFIT

OPERATING EXPENSES
Consulting fees	117,881	(117,881)
Professional fees for
legal and accounting	572,411	(572,411)
Investment banking fees and
investor relations	4,813,322	(4,813,322)
General and administrative	4,799,415	5,231,885	10,031,300		10,031,300
Research and development	-	222,530	222,530		222,530
Depreciation	93,864	(93,864)

Total operating expenses	10,396,893	(143,063)	10,253,830		10,253,830

OPERATING LOSS	(10,396,893)	143,063	(10,253,830)		(10,253,830)

OTHER INCOME (EXPENSE)
Loss on deposits and other	(100,000)		(100,000)		(100,000)
Change in fair value of
derivative financial instruments	-			3,765,492	3,765,492
Interest expense	(23,322)		(23,322)		(23,322)
Interest income	33,329		33,329		33,329

Total other income (expense)	(89,993)		(89,993)	3,765,492	3,675,499

NET LOSS APPLICABLE TO
COMMON SHARES	$(10,486,886)	$143,063	$(10,343,823)	$3,765,492	$(6,578,331)

BASIC AND DILUTED LOSS
PER SHARE	$(0.40)	$0.01	$(0.39)	$0.14	$(0.25)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES	26,489,850	26,489,850	26,489,850	26,489,850	26,489,850

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 20 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007 (CONTINUED)

Consolidated Statement of Cash Flows Adjustments

In light of the adjustments made to our 2007 consolidated balance sheet and statements of operations and comprehensive loss, we adjusted our previously issued consolidated statement of cash flows as follows:

	As Originally	Column A	As Reported on Form 8-K dated	Column B
	Reported	Adjustments	April 2, 2009	Adjustments	Adjusted
CASH FLOWS FROM
OPERATING ACTIVITES

Net loss	$(10,486,886)	$143,063	$(10,343,823)	$3,765,492	$(6,578,331)

Adjustments to reconcile net
loss to net cash used in
operating activities:

Depreciation	93,864		93,864		93,864
Preferred stock issued for
services	400,000		400,000		400,000
Common stock issued for
services	7,107,000	(773,336)	6,333,664		6,333,664
Amortization of prepaid common		773,458	773,458		773,458
stock issued for services
Amortization of deferred
compensation	109,000		109,000		109,000
Loss on sale of property, plant
and equipment	11,775	(1)	11,774		11,774
Loss on sale of real estate and other		100,000	100,000		100,000
Change in fair value of derivative liability				(3,765,492)	(3,765,492)
Change in operating assets
and liabilities
Deposits and other	70,140	(100,000)	(29,860)		(29,860)
Prepaid patent costs		(143,063)	(143,063)		(143,063)
Accounts payable and
accrued liabilities	5,542	(1)	5,541		5,541

Total adjustments	7,797,321	(142,943)	7,654,378	(3,765,492)	3,888,886

Net cash used in
operating activities	(2,689,565)	120	(2,689,445)		(2,689,445)

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 20 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007 (CONTINUED)

	As Originally	Column A	As Reported on Form 8-K dated	Column B
	Reported	Adjustments	April 2, 2009	Adjustments	Adjusted
CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of property and
equipment	(24,033)		(24,033)		(24,033)
Proceeds from sale of property
and equipment	34,200		34,200		34,200

Net cash provided by
investing activities	10,167	-	10,167	-	10,167

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuance of common stock for cash	1,168,461	1	1,168,462		1,168,462
Issuance of equity securities as paid-
in-capital for merger and other	201,464	(201,464)	-		-
Liability for stock to be issued	(201,343)	201,343	-		-
Proceeds from stock
subscription receivable		475,000	475,000		475,000
(Increase) decrease in stock
subscription receivable	475,000	(475,000)	-	-	-
Proceeds from officer loan	150,000		150,000		150,000
Purchase of treasury stock	(66,473)		(66,473)		(66,473)
Repayment of loans payable	(37,288)		(37,288)		(37,288)

Net cash provided by
financing activities	1,689,821	(120)	1,689,701	-	1,689,701

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(989,577)		(989,577)		(989,577)

CASH AND CASH EQUIVALENTS-
BEGINNING OF YEAR	1,770,002		1,770,002		1,770,002
END OF YEAR	$780,425		$780,425		$780,425

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW ACTIVITIES:
Interest paid	$-	$22,134	$22,134	$-	$22,134

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 21 - SUBSEQUENT EVENTS

On January 6, 2009, the holder of the remaining 5,000 shares of preferred A stock, converted the preferred stock into 2,500 shares of the Company’s common stock.

On January 29, 2009, the Company authorized 35,000 common stock options to staff employees.  These options have an exercise price of $1.02 and become fully vested on July 1, 2009.  These options were granted under the Company’s 2008 Incentive Stock Option Plan, as amended and are subject to stockholder approval of an Amendment to the Plan, increasing the number of shares available for issuance.

On April 23, 2009, the Global Heavy Oil Corporation, a wholly-owned subsidiary of the Company, entered into a Joint Development Agreement (“the Collaborative Arrangement”) with Schlumberger Technology and Schlumberger Holdings Limited (collectively, “Schlumberger”) for the purpose of researching and developing surface upgrading, a process using microwaves to increase the gravity of heavy oil above the surface of the Earth in oilfield operations (“the products and services”).  The collaborative arrangement is to be implemented in three distinct phases as follows:

1.	Research and development including the testing of the products and services for the heavy oil field use.
2.	Design and testing of a prototype device or system to deliver the products and services as a prelude to the commercial exploitation.
3.	Upon full satisfaction of the phase II objectives the Global Heavy Oil Corporation and Schlumberger will enter into a joint venture for the commercial exploitation of the products and services.

In consideration of Global Heavy Oil Corporation’s exclusive license of its intellectual properly in the heavy oil field of use, the Company will receive $600,000; ($300,000 thirty days from the execution of the agreement (which was received on May 22, 2009) and $300,000 payable on the first anniversary of the Collaborative Arrangement.  Additionally, within 30 days of the commencement of Phase II, the Company will receive a one-time $1,000,000 engineering fee from Schlumberger.  Pursuant to the Collaborative Arrangement, the Company will have the right to acquire up to a 40% interest in the joint venture.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

This item is not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s Annual Report on Form 10-K, an evaluation was carried out by our management, with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to  management, included the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2008, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several material weaknesses were identified.  As a result of the material weaknesses, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective.

The Company instituted and is continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of December 31, 2008, the Company’s internal control over financial reporting was not effective due to the following material weaknesses:

•	The Company lacks adequate accounting resources to address non routine and complex transactions and financial reporting matters on a timely basis.
•	The Company’s unadjusted deferred income tax asset which was fully reserved for did not give proper effect to the deduction restrictions of a development stage enterprise.
•	The Company lacks adequate journal entry approval and disclosure controls needed to identify and prevent misstatements in the consolidated financial statements and accompanying footnotes.
•	The Company’s control environment does not have adequate segregation of duties; the Company only had one person performing all accounting-related on-site duties.

Our independent registered public accounting firm, Rothstein, Kass & Company, P.C., has not prepared an attestation report regarding our internal controls over the financial reporting and the Company is not subject to an attestation report until  2009, per existing SEC rules for non-accelerated filers.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company has commenced efforts to address the material weaknesses in its internal control over financial reporting and its control environment through the following actions:

•	Supplementing existing resources with technically qualified third party consultants.
•	Institute a more stringent approval process for financial transactions
•	Perform additional procedures and analysis for significant transactions as a mitigating control in the control environment due to segregation of duties issues.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007, and cumulative period July 19, 2002 (inception) to December 31, 2008  in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended December 31, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

This item is not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Effective August 13, 2008 we increased our Board of Directors from 5 to 7 members and appointed Mr. Paul J. Sweeney and Mr. Peter A. Worthington to fill the vacancies created by the increased size. There were also changes to our officers as follows: our then Chairman, Frank G. Pringle, resigned as President effective as of January 1, 2008 and as Chief Executive Officer effective August 13, 2008, and the Board appointed Mr. Jeffrey T. Kimberly, formerly our Chief Operating Officer, as our new President. Mr. Wayne J. Koehl was promoted from Executive Vice President to Chief Operating Officer to fill the vacancy created by Mr. Kimberly's promotion. On September 24, 2008 the Board of Directors appointed Mr. Eric Swain as our new Chief Executive Officer. On November 12, 2008 Mr. Pringle resigned as Chairman and as a member of the Board of Directors. Mr. Swain was appointed to fill the vacancy created by the resignation, and was elected Chairman of the Board.  On May 28, 2009, the Board voted to separate the position of Chairman of the Board from that of Chief Executive Officer of the Company.  Consequently, the Board appointed Peter A. Worthington to the position of Interim Chairman of the Board until a permanent, independent Chairman of the Board is appointed, with Eric Swain continuing to serve as a member of the Board in addition to his role as Chief Executive Officer of the Company

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of June 3, 2009, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.

Name	Age	Position and Offices with the Company
Eric Swain	49	Chief Executive Officer
Jeffrey J. Andrews	57	Chief Financial Officer, Secretary and Treasurer
Jeffrey T. Kimberly	46	President
Peter A. Worthington	56	Chairman of the Board of Directors
Frederick A. Clark	46	Director
Lincoln Jones III Major General, USA (Ret.)	75	Director
Kim Thorne O'Brien	50	Director
Jonathan L. Simon	57	Director
Paul J. Sweeney	40	Director

Eric Swain has served as our Chief Executive Officer since September 24, 2008 and became a member of our Board of Directors on November 12, 2008 and served as its Chairman until May 28, 2009. Mr. Swain has worked on Wall Street since 1982 and has extensive experience in capital raising, business planning and development, capital raising, marketing and promotional campaigns, long-term financial planning and compensation planning. From May 2006 to October 2008 Mr. Swain was a Senior Vice President at Morgan Stanley, managing assets of institutional, corporate and high net worth individuals. From September 2000 to May 2006 Mr. Swain was a Senior Vice President at Smith Barney/Citigroup Capital Markets performing similar services. Mr. Swain graduated Syracuse University in 1981 with a B.A in Psychology.

Jeffrey J. Andrews has served as our Chief Financial Officer, Treasurer and Secretary since September 22, 2006, and as a director from that date until his resignation on May 21, 2008. Mr. Andrews graduated from Villanova University in May, 1974 with a B.S. in Accounting. He has been a C.P.A. in Pennsylvania since 1978. He commenced his accounting career as an Audit Manager for a regional firm, and over his career has served as the Controller, Treasurer and/or CFO of various companies, and has had experience in corporate restructurings and reorganizations as well as IPO's and SEC periodic reporting. From April, 1999 to June, 2002 Mr. Andrews served as CFO of Collectible Concepts Group, Inc., a public company. From June 2002 to October 2004 Mr. Andrews was the Controller of Encapsulation Systems Inc. He joined the Company upon the acquisition of Carbon Recovery Corporation on September 22, 2006, but he had been employed by Carbon Recovery Corporation since November 1, 2004.

Jeffrey T. Kimberly, who was appointed our Chief Operating Officer effective February 7, 2008, became our President on August 13, 2008. Mr. Kimberly has over 27 years experience in the machine tool industry. From September 2006 to January 2008, Mr. Kimberly served as President of Ingersoll Productions Systems, a custom engineer and manufacturer of high quality production machinery and a subsidiary of the Dalian Tool Machine Group Co., Ltd. Previously at Ingersoll Production Systems, Mr. Kimberly served as the Director of Planning and Process Control (January 2006 to September 2006) and as the Director of Projects and Materials (2002 to July 2005). From July 2005 to January 2006, Mr. Kimberly served as the Senior Project Manager and Master Scheduler at ITT Pure-Flo MPC, a manufacturer of process systems (single-purpose systems - containing pumps, valves, pressure vessels and instrumentation) primarily for biopharmaceutical and pharmaceutical companies. From 1981 to 2002, Mr. Kimberly served in various capacities at Ingersoll Milling Machine Co., including Process Control Manager (1999 - 2002), Project Manager (1997 - 1999) and Sales & Simultaneous Engineering Project Manager (1990 - 1997). Mr. Kimberly's educational background includes training in mechanical design and machine shop and assembly floor manufacturing.

Frederick A. Clark has served as a director of the Company since December 14, 2006. Mr. Clark is President/CEO of Clark Resources, Inc., a governmental relations consulting firm located in Harrisburg, Pennsylvania. Mr. Clark graduated from Pennsylvania State University with a B.A. in Elementary Education in 1985. Mr. Clark has served as a member of the Board of Education of the Harrisburg School District, has served as the President of the African American Chamber of Commerce, is the former CEO of the Urban League of Metropolitan Harrisburg, and is currently Chairman of the National African American Cultural Center. For the past several years, Mr. Clark has been a part-time lecturer at the Pennsylvania Governor's School on Business and Industry and has been appointed by the past three Pennsylvania governors to serve on boards and commissions. Clark Resources, Inc. is representing the Company in Pennsylvania for matters with respect to the proposed tire disposal facility.

Lincoln Jones III has served as a director of the Company since May 21, 2008. General Jones served in the United States Army from 1958 to 1990 from which he retired with the rank of Major General. From 2004 to the present General Jones has been Chairman of the Board of International Spectrum and Development Corporation, a company engaged in operating family entertainment centers. From 1998 to the present General Jones has also been President of Lincoln Associates, Inc., a company that provides assistance and consulting services for political-military subjects and energy related projects in the United States and overseas. From 1996-1998 General Jones served as Vice Chairman of Enron Europe, and from 1990 to 1998 he held positions as President of various subsidiaries or affiliates of Enron Corp. General Jones graduated from the United States Military Academy, West Point with a B.S. in Engineering and received a M.S in International Relations and Political Science from Auburn University. General Jones is also a graduate of the United States Air Force Command and Staff College and the National War College, National Defense University in Washington, D.C. General Jones has received numerous awards and decorations including the Distinguished Service Medal with oak leaf cluster and the Department of the Army Outstanding Civilian Service Medal in 2002. General Jones is a member of the board of directors of several associations including St. Thomas University (College of International Studies) and National Defense University Foundation.

Kim Thorne O'Brien has served as a director of the Company since September 20, 2007. Since May, 2004 Ms. O'Brien has been President of Independence, Inc., a firm engaged in providing consulting services to start-up biotechnology companies. From December, 2001 to May, 2004 Ms. O'Brien was Vice President, Business Development & Marketing, of Advanced Traces, Inc. a company engaged in the development of supersensitive detectors of biowarfare agents. Prior to that, Ms. O'Brien was Regional Business Director, Northeast Region, of MedImmune, Inc. from October 1995 to October 2001. Ms. O'Brien graduated from Ursinius College in 1980 with a B.S. in Health & Physical Education, graduated from Temple University with an M.S.Ed in Exercise Physiology in 1981 and completed all work except for the dissertation for a Ph.D. in Cardiovascular Physiology from Temple University. Thereafter, and until October 1995, Ms. O'Brein held various jobs in the health industry.

Jonathan L. Simon has been a director of the Company since September 20, 2007. Mr. Simon has been engaged in the recycling industry since approximately the mid-1970's. From 1990 to March, 2006 he was President of Royal Green Corp., a company engaged primarily in recycling ferrous metals. From April, 2006 to the present, Mr. Simon has been President of Royal Green LLC, a successor company to the corporation, still engaged in recycling ferrous metals. In addition, since May, 2006 Mr. Simon has been a director of Green Energy Technologies. Mr. Simon graduated from the University of Pittsburgh in 1973 with a B.S. in Biology (with honors).

Paul J. Sweeney has been a director of the Company since August 13, 2008. From February 2007 to the present Mr. Sweeney has been a financial advisor acting as a principal in Paul Sweeney Financial Services. From 2002 until February 2007 Mr. Sweeney was an Investment Manager with the Bank of Ireland. Prior thereto, from 1990 to 2002 Mr. Sweeney was a bank manager for National Irish Bank. Mr. Sweeney has a Diploma in Financial Services and a B.A in Finance. Mr. Sweeney received the Investor Manager of the Year Award in 2006.

Peter A. Worthington has been a director of the Company since August 13, 2008. From February 2008 to the present Mr. Worthington has been self-employed as a consultant in the oil and gas industry. From January 2004 through December 2007 Mr. Worthington was Vice President-Global Business Development (Petroleum) for BHP Billiton, plc, a natural resources extraction and development company with world-wide operations in more than 25 countries and employing more than 38,000 persons. From January 2002 through December 2004, Mr. Worthington was Vice President-Algeria Assets (Petroleum) with BHP Billiton, plc. During the past five years Mr. Billiton also served as a director or officer of various BHP wholly-owned subsidiaries. In July 2008 Mr. Worthington became a director of Lapp Plats, plc, a company engaged in natural resources (minerals and petroleum) exploration and production. Mr. Worthington graduated from Australian National University in 1975 with a Bachelor of Laws degree and a Bachelor of Economics degree.

There are no family relationships between any of the executive officers and directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters or control persons has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  For the fiscal year ended December 31, 2008, (i) Frank G. Pringle, our former Chairman, President and CEO, failed to timely file three Forms 4 reporting a total of six transactions, which transactions were later reported on one Form 4, (ii) Mr. Pringle amended his Form 5/A for calendar year 2007 reporting an additional three transactions that should have been reported on Form 4 during 2007, (iii) each of Peter Worthington and Paul J. Sweeney, directors of the Company, filed late their initial Forms 3, (iv) Wayne J. Koehl, our former Chief Operating Officer, and Eric Swain, our current CEO, filed late their initial Forms 3, (iv) Mr. Koehl, Jeffrey T. Kimberly, our President, and Jeffrey J. Andrews, our CFO, each filed late one Form 4 reporting one transaction (the granting of stock options pursuant to employment term sheets), (v) Peter Worthington, Lincoln Jones III, and Paul J. Sweeney, directors of the Company, each failed to timely file one Form 4 reporting one transaction that was later reported on Form 5, (vi) Frederick A. Clark, a director of the Company, failed to timely file two Forms 4 reporting a total of two transactions that were later reported on Form 5, (vii) Jonathan L. Simon, a director of the Company, failed to timely file three Forms 4 reporting a total of three transactions that were later reported on Form 5 and (viii) Kim Thorne O'Brien, a director of the Company, failed to timely file four Forms 4 reporting a total of four transactions that were later reported on Form 5.  All of the transactions referenced in clauses (v), (vi), (vii) and (viii) of the preceding sentence were for the grant of warrants for attending meetings of the Board of Directors or its Audit Committee.

Code of Ethics and Other Corporate Governance Policies

On May 19, 2008, we adopted a Code of Ethics that applies to all senior financial officers of the Company, including, but not limited to, the President, the Chief Executive Officer, the Treasurer, the Chief Financial Officer, the Chief Accounting Officer, the Controller, Assistant Treasurers, Assistant Controllers, the Vice-President Finance, and other designated Finance Employees, and that recognizes their personal responsibility for full, fair, accurate, timely and understandable reporting of the financial condition of the Company.  On May 19, 2008, we also adopted a Code of Conduct and a Whistleblower Policy.  On July 2008, we adopted a Disclosure Policy intended to provide for procedures for the disclosure of information in accordance with Regulation FD and limiting the inadvertent disclosure of potentially “inside information”.

The texts of the Code of Ethics, the Code of Conduct, the Whistleblower Policy and the Disclosure Policy are posted and available on our website at www.globalresourcecorp.com/investor-relations/corporate-governance.

Audit Committee

Effective May 21, 2008, the Board of Directors of the Company established an Audit Committee for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of its financial statements.  As of the date of the filing of this Annual Report, the members of the Audit Committee were Kim Thorne O’Brien and Jonathan L. Simon.

Audit Committee Financial Expert

We do not presently have a “qualified financial expert” serving on our Audit Committee as the Audit Committee was recently established and none of the members of our Board of Directors is a “qualified financial expert” and we have not yet appointed such a person to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for each of our last two fiscal years awarded to, earned by or paid to (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2008, (ii) the most highly compensated individuals (up to two) other than the chief executive officer that served as an executive officer at the conclusion of the fiscal year ended December 31, 2008 and who received total compensation in excess of $100,000 during such fiscal year and (iii) the most highly compensated individuals (up to two) that did not serve as an executive officer at the conclusion of the fiscal year ended December 31, 2008 but who received total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Stock awards ($) (1)	Option Awards ($) (1)	Nonequity incentive plan compensation ($)	Nonqualified Deferred Compensation Contributions ($)	All other Compensation ($) (3)	Total ($)

Eric Swain	2008	$133,125	$-	$-	$1,040,000	$-	$-	$17,760	$1,190,885
Chief Executive Officer	2007	$-							$-

Frank G. Pringle	2008	$330,717	$-	$-	$-	$-	$-	$18,420	$349,137
Former President, CEO and Chairman of the Board	2007	$354,167						$44,175	$398,342

Jeffrey J. Andrews	2008	$166,256	$-	$-	( a )	$-	$-	$9,498	$175,754
Chief Financial Officer, Secretary and Treasurer	2007	$162,439	$-	$579,000					$741,439

Jeffrey T. Kimberly	2008	$193,750	$100,000	$-	( a )	$-	$-	$7,800	$301,550
President	2007	$-							$-

Wayne J. Koehl	2008	$135,729	$100,000	$-	( a )	$-	$-	$3,500	$239,229
Former Chief Operating Officer	2007	$-							$-

(1)
Amounts are calculated based on provisions of SFAS, No. 123R, "Share Based Payments" See note 11 of the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 regarding assumptions underlying valuation of equity awards.

(a)
The Company has authorized options in September 2008 but no expense was recorded in fiscal year 2008 because the  options are subject to share holder approval of an amendment to the Company's stock option plan increasing the number of authorized options shares available for issuance under the plan.  See note 11 of the consolidated financial statements.

(2)	The amounts represent executive hiring signing bonuses.

(3)	The amounts include reimbursement during the fiscal year paid on behalf of the executive officer for (i) car allowance, (ii) life insurance premiums and (iii) interest paid from a loan.

Employment Agreements

The consulting agreement among the Company, Mr. Pringle, and 888 Corporation, a corporation wholly-owned by Mr. Pringle, was terminated on November 12, 2008 when the parties entered into a severance agreement. The terms and conditions of the severance agreement are described in "Certain Relationships and Related Transactions."

Eric Swain was appointed the Chief Executive Officer of the Company by the Board of Directors on September 24, 2008.  In connection with the appointment, the Board of Directors approved a Summary of Terms of Proposed Employment Agreement to be entered into between the Company and Mr. Swain.  The Summary of Terms provides (i) for an employment term of five years at an annual salary of $450,000 from the date of the execution of the employment agreement through December 31, 2009, with an increase to $525,000 on January 1, 2010 if the Company reaches at least one sales goal as defined in the Summary of Terms; (ii) that any other increase in annual salary is to be determined in the employment contract; (iii) for a grant to Mr. Swain of an option to purchase five million (5,000,000) shares of Common Stock (which options have been granted and are exercisable at $1.18 per share), of which, options for one million (1,000,000) shares of Common Stock vested immediately and options for one million (1,000,000) shares of Common Stock shall vest on each of September 23, 2009, September 23, 2010, September 23, 2011 and September 23, 2012, provided that Mr. Swain is still employed on the relevant vesting date, and which are exercisable from and after their respective vesting date, and for a period of fifteen (15) years thereafter; (iv) that Mr. Swain shall be entitled to eighteen months of severance payments equal to his current salary and immediate vesting of any unvested option if the Company terminates his employment without “Cause” or if he terminates his employment with “Good Reason” (all of which are which are to be defined in the employment agreement, but “Good Reason” to include a diminution of his responsibilities with the Company); (v) for bonuses, payable to Mr. Swan in the form of Common Stock or options to purchase Common Stock, equal to 0.75% of the Company's gross profits on each sale of equipment over twenty-five million dollars ($25,000,000); (vi) for Mr. Swain to receive a monthly automobile allowance of nine hundred dollars ($900); (vii) for Mr. Swain to receive 4 weeks paid vacation per year beginning in 2009; (viii) for the Company to reimburse Mr. Swain for his legal fees in negotiating his employment agreement with us and for all expenses (including legal expenses) related to Mr. Swain's early termination of his employment with his previous employer, Morgan Stanley; and (ix) that the Company will pay the premium for a $2,500,000 term life insurance policy for Mr. Swain, the proceeds of which will be paid to Mr. Swain's designee.

Jeffrey J. Andrews, the Chief Financial Officer, Treasurer and Corporate Secretary, was employed pursuant to an at will agreement with the Company until September 23, 2008. In 2007, Mr. Andrews received a salary of $162,439.00. In 2007 the Board of Directors awarded Mr. Andrews a total of 200,000 shares of common stock pursuant to the 2007 Employees Compensation and Stock Option Plan having an aggregate value of $741,439.  We pay $344.00 each month for a disability policy for Mr. Andrews and we pay for a life insurance policy for which his family is the beneficiary. In 2007 the annual premium for the policy was $5,010.00 and in 2006 it was $2,748.90

On September 23, 2008 we entered into a new five year employment term sheet agreement with Mr. Andrews as follows: Mr. Andrews's salary will be increased to $180,000 per annum effective September 23, 2008, and will be increased to $225,000 per annum starting September 23, 2009 if the Company has received (i) orders for 6 of our machines or (ii) orders for a minimum purchase value of $24,000,000 (the "Milestone"). Subsequent increases in base salary will be determined by our Chief Executive Officer in consultation with the Board of Directors. Mr. Andrews will also be entitled to receive a bonus of between 0.75% and 1.0% of our estimated profits, payable in a combination of our common stock and cash determined in our discretion, from all revenues we receive for orders exceeding the Milestone. We will pay the bonus each time we receive a payment under an existing order. Mr. Andrews was awarded options to purchase 1,000,000 shares of our common stock at $1.18 per share which will vest in equal installments of 200,000 with the first 200,000 vesting immediately upon approval of the amendment of the Company’s stock option plan authorizing an increase in the number of options available for issuance under the plan and an additional 200,000 vesting on September 23, 2009 and on each anniversary thereafter for the next three years. Each installment of options will be exercisable for 10 years from the respective vesting dates. Mr. Andrews will be provided with medical, dental, group life and long term disability insurance. We will pay the premium for a $1,500,000 term life insurance policy for Mr. Andrews, the proceeds of which will be paid to Mr. Andrews's family. If Mr. Andrews resigns voluntarily during the 5 year term, then we will pay him only the salary and Milestone bonus earned to the date of resignation, and he will retain only the options that have vested to that date. If we: (i) relocate to a geographic area unacceptable to Mr. Andrews, (ii) eliminate his position as a result of our sale, reorganization or restructuring, (iii) cease to exist as the Company or (iv) terminate the agreement before the end of the 5 year term, then: (i) we will pay Mr. Andrews his then current salary and benefits until the first to occur of (x) 1 year from termination or (y) his acceptance of another position of employment, (ii) all remaining options will vest immediately and (iii) all earned Milestone bonuses will be paid in full.

Mr. Kimberly, the President, initially was employed pursuant to a term sheet executed on November 4, 2007 outlining the terms of his employment under which Mr. Kimberly commenced his employment on February 11, 2008. The initial term of employment under the term sheet is five years. The Company paid Mr. Kimberly a signing bonus of $100,000 in connection with his execution of the term sheet.  Initially, Mr. Kimberly received a base salary of $200,000 per annum which was increased to $225,000 on August 11, 2008, the sixth month anniversary of his start date on February 11, 2008. Initially, Mr. Kimberly also was eligible to receive a yearly performance bonus to be paid in shares of our common stock issued under the Company 2008 Employees Compensation Plan in accordance with the following schedule: (a) up to 50,000 shares for fiscal 2008; (b) up to 40,000 shares for fiscal 2009; (c) up to 35,000 shares for fiscal 2010; (d) up to 35,000 shares for fiscal 2011; and (e) up to 35,000 shares for fiscal 2012.  The number of shares to be issued for each fiscal year bonus and the performance criteria for such bonus was to be established by our Board of Directors. However, on September 23, 2008 the Company and Mr. Kimberly entered into a new employment agreement, and as part of the new arrangement, the bonus plan was eliminated.

On September 23, 2008 we entered into a new five year employment term sheet agreement with Mr. Kimberly as follows: Mr. Kimberly's salary will be increased to $300,000 per annum effective January 1, 2009, and will be increased to $375,000 per annum starting January 1, 2010 if the Company has received (i) orders for 6 of our machines or (ii) orders for a minimum purchase value of $24,000,000 (the "Milestone"). Subsequent increases in base salary will be determined by the Chief Executive Officer in consultation with the Board of Directors. Mr. Kimberly will also be entitled to receive a bonus of between 0.75% and 1.0% of our estimated profits, payable in a combination of our common stock and cash determined in our discretion, from all revenues we receive for orders exceeding the Milestone. We will pay the bonus each time we receive a payment under an existing order. Mr. Kimberly was awarded options to purchase 1,500,000 shares of our common stock at $1.18 per share which will vest in equal installments of 300,000 with the first 300,000 vesting immediately upon approval of the amendment of the Company’s stock option plan authorizing an increase in the number of options available for issuance under the plan and an additional 300,000 vesting on September 23, 2009 and on each anniversary thereafter for the next three years. Each installment of options will be exercisable for 10 years from the respective vesting dates. We will pay the premium for a $2,000,000 term life insurance policy for Mr. Kimberly, the proceeds of which will be divided equally between the Company and Mr. Kimberly's family. If Mr. Kimberly resigns voluntarily during the 5 year term, then we will pay him only the salary and Milestone bonus earned to the date of resignation, and he will retain only the options that have vested to that date. If we: (i) relocate to a geographic area unacceptable to Mr. Kimberly, (ii) eliminate his position as a result of our sale, reorganization or restructuring, (iii) cease to exist as the Company or (iv) terminate the agreement before the end of the 5 year term, then: (i) we will pay Mr. Kimberly his then current salary and benefits until the first to occur of (x) 1 year from termination or (y) his acceptance of another position of employment, (ii) all remaining options will vest immediately and (iii) all earned Milestone bonuses will be paid in full.

During the two year period commencing February 11, 2008, we will make monthly car payments to Mr. Kimberly in the amount of $509.88. At the end of such two year period, the Company will pay to Mr. Kimberly the amount equal to (a) the balance of his auto loan for his current automobile and (b) the amounts paid for such auto loan by Mr. Kimberly prior to February 11, 2008. The Company has also paid Mr. Kimberly a relocation package which consists of (i) the cost of a moving company to pack and move Mr. Kimberly's household to New Jersey, (ii) temporary housing costs until he acquires a home in New Jersey and (iii) the expense for travel to and from Illinois on weekends until Mr. Kimberly's family relocates. Mr. Kimberly will be provided with medical, dental, group life and long term disability insurance. Mr. Kimberly will receive three weeks paid vacation per year increasing to four weeks per year beginning in 2009.

Mr. Koehl, the Chief Operating Officer of the Company until April 17, 2009, was employed pursuant to an unwritten agreement under which Mr. Koehl commenced his employment on May 15, 2008. The initial term of employment was five years. Initially Mr. Koehl received a base salary of $160,000 per annum which was increased to $200,000 on November 5, 2008. Mr. Koehl also participated in the Company's benefit plans and received an automobile allowance. The Company paid Mr. Koehl a bonus of 100,000 shares of our common stock at the time of commencement of his employment which the Company repurchased for $100,000 from Mr. Koehl as part of a new employment agreement entered into between the Company and Mr. Koehl on September 23, 2008.

On September 23, 2008 we entered into a five year employment term sheet agreement (the “Employment Agreement”) with Mr. Koehl as follows: Mr. Koehl's salary was to be increased to $225,000 per annum effective January 1, 2009 and further increased to $250,000 per annum upon the first to occur of (i) our receipt of orders for 6 of our machines or (ii) orders for a minimum purchase value of $24,000,000 (the "Milestone").  Pursuant to the employment agreement, Mr. Koehl was also to be entitled to receive a bonus of between 0.75% and 1.0% of our estimated profits, payable in a combination of our common stock and cash determined in our discretion, from all revenues we receive for orders exceeding the Milestone.  Mr. Koehl was also awarded options to purchase 1,000,000 shares of our common stock at $1.18 per share to vest in equal installments of 200,000, with the first 200,000 vesting immediately upon approval of the amendment of the Company’s stock option plan authorizing an increase in the number of options available for issuance under the plan and an additional 200,000 vesting on September 23, 2009 and on each anniversary thereafter for the next three years, provided Mr. Koehl was employed by the Company at each such anniversary. Each installment of options was to be exercisable for 10 years from the respective vesting dates.  Further, pursuant to the Employment Agreement, Mr. Koehl was provided with medical, dental, group life and long term disability insurance and we paid the premium for a $2,000,000 term life insurance policy for Mr. Koehl.  Pursuant to the Employment Agreement, if Mr. Koehl was to resign voluntarily during the 5 year term, then we were to pay him only the salary and Milestone bonus earned to the date of resignation, and he would retain only the options that have vested to that date. If we were to: (i) relocate to a geographic area unacceptable to Mr. Koehl, (ii) eliminate his position as a result of our sale, reorganization or restructuring, (iii) cease to exist as the Company or (iv) terminate the agreement before the end of the 5 year term, then: (i) we were to pay Mr. Koehl his then current salary and benefits until the first to occur of (x) 1 year from termination or (y) his acceptance of another position of employment, (ii) all remaining options were to vest immediately and (iii) all earned Milestone bonuses were to be paid in full.

In connection with Mr. Koehl’s retirement from the Company on April 17, 2009, the Company agreed that an additional 200,000 options were vested (upon approval of an increase in the number of options available for issuance under the plan and in addition to the 200,000 already vesting immediately upon such approval) and the remaining 600,000 options were forfeited.  Further, in connection with his retirement, the Company agreed to continue to pay Mr. Koehl his then current salary for a period of six months and two weeks and to pay him the Milestone bonus on sales that may be made to one specific potential customer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information with respect to equity awards outstanding at the conclusion of the fiscal year ended December 31, 2008 for each of the named executive officers:

	Options Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Eric Swain(a)	1,000,000		4,000,000	0	$1.18	9/23/2027	0	$-	0	$-

Frank G. Pringle	0		0	0	0	-	0	$-	0	$-

Jeffrey J. Andrews(b)	200,000		200,000	0	$1.00	12/31/2014	0	$-	0	$-
	0	(f)	1,000,000	0	$1.18	9/23/2027	0	$-	0	$-

Jeffrey T. Kimberly(c)	0	(f)	1,500,000	0	$1.18	9/23/2027	0	$-	0	$-

Wayne J. Koehl(d)	0	(f)	1,000,000	0	$1.18	9/23/2027	0	$-	0	$-

(a)
On September 23, 2008, Mr. Swain was awarded options to purchase 5,000,000 shares of our common stock at an exercise price of $1.18 per share, with 1,000,0000 options vesting immediately and the balance vesting in equal annual installments of 1,000,000 beginning on September 23, 2009 and on each anniversary thereof for three years thereafter.  Each option is exercisable for 15 years from the respective vesting dates.

(b)
On September 23, 2008, Mr. Andrews was awarded options to purchase 1,000,000 shares of our common stock at $1.18 per share, with 200,000 of those options vesting immediately upon approval of the amendment of the Company’s stock option plan authorizing an increase in the number of options available for issuance under the plan and the balance vesting in equal annual installments of 200,000 beginning on September 23, 2009 and on each anniversary thereof for three years thereafter, provided that Mr. Andrews is employed by the Company at each vesting date.  Each option is exercisable for 15 years from the respective vesting dates.

(c)
On September 23, 2008, Mr. Kimberly was awarded options to purchase 1,500,000 shares of our common stock at $1.18 per share, with 300,000 of those options vesting immediately upon approval of the amendment of the Company’s stock option plan authorizing an increase in the number of options available for issuance under the plan and the balance vesting in equal annual installments of 200,000 beginning on September 23, 2009 and on each anniversary thereof for three years thereafter, provided that Mr. Kimberly is employed by the Company at each vesting date.  Each option is exercisable for 15 years from the respective vesting dates.

(d)
On September 23, 2008, Mr. Koehl was awarded options to purchase 1,000,000 shares of our common stock at $1.18 per share, with 200,000 of those options vesting immediately upon approval of the amendment of the Company’s stock option plan authorizing an increase in the number of options available for issuance under the plan and the balance vesting in equal annual installments of 200,000 beginning on September 23, 2009 and on each anniversary thereof for three years thereafter, provided that Mr. Koehl is employed by the Company at each vesting date.  Each option is exercisable for 15 years from the respective vesting dates.  On April 23, 2009, upon Mr. Koehl’s retirement from the Company, the Company agreed that an additional 200,000 options were vested (upon approval of an increase in the number of options available for issuance under the plan) and the remaining 600,000 options were forfeited.

(f)
The Company authorized options in September 2008 where no expense was recorded in fiscal year 2008 because the options are subject to shareholder approval of an amendment to the Company's stock option plan increasing the number of authorized options shares available for issuance under the plan.  See Note 11 of the consolidated financial statements for details.

DIRECTOR COMPENSATION

No director of the Company received compensation in 2007 for service on our Board of Directors.  Effective January 1, 2008, our directors are compensated for their services by awarding them warrants to purchase 3,000 shares of our common stock for each meeting attended which, effective with the September 23, 2008 Board meeting, was increased to warrants to purchase 5,000 shares of our common stock for each meeting attended. The directors also receive $200 per meeting and reimbursement for travel expenses.

The following table sets forth the compensation of the directors of the Company for the fiscal year ended December 31, 2008:

Director Compensation Table

Name	Fees Earned or paid in Cash ($) (1)		Stock Awards ($)	Warrants Awards ($) (2)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Kim Thorne O'Brien		$600	$-	$	(a) 35,134	$-	$-		$-	$35,734
Jonathan L. Simon		$600	$-	$	(a) 35,134	$-	$-		$-	$35,734
Fredrick Clark		$200	$-		$7,397	$-	$-	$	(b) 60,000	$67,597
Lincoln Jones III		$200	$-		$11,200	$-	$-	$	(c) 94,585	$105,985
Peter Worthington		$200	$-		$11,200	$-	$-	$	(d) 90,000	$101,400
Paul J. Sweeney		$200	$-		$11,200	$-	$-	$	(e) 480,000	$491,400
Eric Swain - CEO	$		$-		$-	$-	$-		$-	$-
Frank G. Pringle - former Chairman	$		$-		$-	$-	$-		$-	$-
Jeffery J. Andrews - former Director	$		$-		$-	$-	$-		$-	$-

(1) Non Employee directors receive $200 for attending meeting
(2) A Director received 3,000 warrants for attendance for first and second quarter meetings and 5,000 warrants for third quarter attendance for the fiscal year 2008. The dollar amounts are calculated based on provisions of SFAS, No. 123R, "Share Based Payments" See note 11 of the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 regarding assumptions underlying valuation of equity awards

(a) Directors received 10,000 warrants as members of the Company's audit committee in fourth quarter of fiscal year 2008.
(b) The Company has engaged Clark Resources, Inc. , a governmental relations consulting firm located in Harrisburg, Pennsylvania, to provide consulting services with respect to governmental issues concerning permits and funding. The president and CEO of Clark Resources, Inc. is Frederick A. Clark, who has served as a director of the Company since December 2006. The Company has a monthly retainer agreement with Clark and for the year ended December 31, 2008, paid Clark Resources a total of $60,000.

(c) The Company has a consulting agreement with Worldwide Strategic Partners, Inc. (“Worldwide”), a corporation in which General Lincoln Jones III, one of our directors, has an ownership interest in excess of ten percent. The Company Issued 150,000 shares of Common Stock to Worldwide and its assignees valued at $370,775, of which 31,250 shares were distributed to General Jones valued at $94,585.

(d) The Company has entered into a consulting agreement with LP (Origination) Limited (“LP”), a company incorporated in the United Kingdom, to provide consulting services relating to the oil and gas industries. The president of LP is Peter A. Worthington, who has served as a director of the Company since August 2008. The Company issued 100,000 shares of its common stock to LP, value at $149,000 for payment of these consulting services. In addition to the common shares issued to LP, the Company also paid a fee in the amount of $90,000 to Mr. Worthington for the services provided under the agreement in December 2008.

(e) The Company has entered into a consulting agreement with Paul Sweeney for services relating to investor relations and other investment banking services. On September 8, 2008, the Company issued 1,500,000 shares of its common stock to Mr. Sweeney valued at $1,440,000 for his consulting services. The Company recorded an expense of $480,000 to the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008, and recorded $960,000 to prepaid services on the consolidated balance sheet at December 31, 2008. Mr. Paul Sweeney has served as a director of the Company since August 2008.

Beginning in 2008, the Board of Directors approved a compensation plan that granted each director 3,000 warrants for each Board of Directors meeting attended. In the third quarter of 2008, per board resolution, the compensation was increased to 5,000 warrants per meeting.  The exercise price of the warrants are set at the closing price of the Company’s common stock on the day of the meeting, and each warrant expires five years from the date of its issuance. The Company has issued an aggregate of 40,000 warrants in connection with the compensation plan during the year ended December 31, 2008.  The warrants have exercise prices of $2.63, $2.83 and $2.25 for warrants issued during the first, second and third quarters of 2008, respectively.

On November 13, 2008, the Company issued a total of 20,000 warrants; 10,000 each, to two members of the Board of Directors as compensation for serving on the Company’s audit committee.  The warrants have an excise price of $1.35 and expire on November 13, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, certain information, as of June 15, 2009, regarding beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our current executive officers and directors as a group.  At the close of business on June 15, 2009, (i) there were 63,580,703 shares of our Common Stock issued and outstanding and (ii) no shares of our Preferred Stock issued and outstanding.  Unless otherwise noted, we believe that all persons named in the table have sole voting power and investment power with respect to all shares beneficially owned by them.  Shares of common stock subject to warrants or other instruments currently exercisable or convertible or exercisable or convertible within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants or other instruments, but are not deemed outstanding for computing the percentage of any other person.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Eric Swain(1)	1,000,000	1.5%
Jeffrey J. Andrews(2)	300,005	*
Jeffrey T. Kimberly	0	*
Wayne J. Koehl(3)	0	*
Frederick A. Clark(4)	8,000	*
Lincoln Jones III(5)	11,250	*
Kim Thorne O'Brien(6)	46,000	*
Jonathan L. Simon(7)	206,000	*
Peter Worthington(8)	400,000	*
Paul J. Sweeney(9)	9,476,124	14.1%
Frank G. Pringle(10) 109 Bortons Road Marlton, New Jersey 08053	10,462,945	16.5%
Olde Monmouth Stock Transfer Co., Inc., Trustee, Carbon Recovery Corporation Liquidating Trust(11) 200 Memorial Parkway Atlantic Highlands, NJ 07716	11,188,996	17.6%
Olde Monmouth Stock Transfer Co., Inc., Trustee, Mobilestream Oil, Inc. Liquidating Trust(12) 200 Memorial Parkway Atlantic Highlands, New Jersey 07716	11,145,225	17.5%
All Executive Officers and Directors as a Group (9 persons(13))	11,447,379	16.7%

* Less than 1%.

1.  Includes immediately exercisable options to purchase 1,000,000 shares of our Common Stock at an exercise price of $1.18 per share and expiring September 23, 2023.

2.  Includes (i) 100,005 outstanding shares of our Common Stock and (ii) immediately exercisable warrants to purchase 200,000 shares of our Common Stock at an exercise price of $1.00 per share and expiring December 31, 2014.

3.  Mr. Koehl was the Company’s Chief Operating Officer at December 31, 2008, but is no longer employed by the Company.

4.  Includes (i) immediately exercisable warrants to purchase 3,000 shares of our Common Stock at an exercise price of $2.83 per share and expiring May 21, 2013 and (ii) immediately exercisable warrants to purchase 5,000 shares of our Common Stock at an exercise price of $2.25 per share and expiring September 24, 2013.

5.  Includes (i) 6,200 outstanding shares of our Common Stock held by Worldwide Strategic Consulting, Inc., of which Mr. Jones owns a controlling interest and (ii) immediately exercisable warrants to purchase 5,000 shares of our Common Stock at an exercise price of $2.25 per share and expiring September 24, 2013.

6.  Includes (i) immediately exercisable warrants to purchase 3,000 shares of our Common Stock at an exercise price of $2.63 per share and expiring February 7, 2013; (ii) immediately exercisable warrants to purchase 3,000 shares of our Common Stock at an exercise price of $2.83 per share and expiring May 21, 2013; (iii) immediately exercisable warrants to purchase 5,000 shares of our Common Stock at an exercise price of $2.25 per share and expiring September 24, 2013; (iv) immediately exercisable warrants to purchase 10,000 shares of our Common Stock at an exercise price of $1.35 per share and expiring November 13, 2013; and (v) 25,000 outstanding shares of our Common Stock held by the Carbon Recovery Liquidating Trust for the benefit of Ms. O’Brien.  Does not include 25,000 not yet exercisable CRC Acquisition Warrants to purchase shares of our Common Stock at an exercise price of $2.75 per share held by the Carbon Recovery Liquidating Trust for the benefit of Ms. O’Brien and expiring on the date that is 120 days after the SEC declares effective a Registration Statement under the Securities Act of 1933 covering the distribution of the CRC Acquisition Warrants by the Carbon Recovery Liquidating Trust to its beneficiaries.

7.  Includes (i) immediately exercisable warrants to purchase 3,000 shares of our Common Stock at an exercise price of $2.63 per share and expiring February 7, 2013; (ii) immediately exercisable warrants to purchase 3,000 shares of our Common Stock at an exercise price of $2.83 per share and expiring May 21, 2013; (iii) immediately exercisable warrants to purchase 10,000 shares of our Common Stock at an exercise price of $1.35 per share and expiring November 13, 2013; (iv) 85,000 outstanding shares of our Common Stock held by the Carbon Recovery Liquidating Trust for the benefit of Mr. Simon; (v) 85,000 immediately exercisable warrants to purchase shares of our Common Stock at an exercise price of $2.50 per share and expiring on the date that is 120 days after the SEC declares effective a Registration Statement under the Securities Act of 1933 covering the resale of shares issuable upon exercise of these warrants;  (vi) 10,000 outstanding shares of our Common Stock held by the Carbon Recovery Liquidating Trust for the benefit of Mr. Simon’s children; and (vii) 10,000 immediately exercisable warrants to purchase shares of our Common Stock at an exercise price of $2.50 per share held by Mr. Simon for the benefit of Mr. Simon’s children and expiring on the date that is 120 days after the SEC declares effective a Registration Statement under the Securities Act of 1933 covering the resale of shares issuable upon exercise of these warrants.

8.  Includes 400,000 outstanding shares of our Common Stock held by LP (Origination) Limited, UK, of which Mr. Worthington is the owner.

9.  Includes (i) 5,405,187 outstanding shares of our Common Stock; (ii) immediately exercisable warrants to purchase 3,749,387 shares of our Common Stock at an exercise price of $2.00 per share and expiring September 15, 2009; (iii) immediately exercisable warrants to purchase 5,000 shares of our Common Stock at an exercise price of $2.25 per share and expiring September 24, 2013; and (iv) 316,550 outstanding shares of our Common Stock held by the Carbon Recovery Liquidating Trust for the benefit of Mr. Sweeney.  Does not include 316,550 not yet exercisable CRC Acquisition Warrants to purchase shares of our Common Stock at an exercise price of $2.75 per share and 316,550 not yet exercisable CRC Acquisition Warrants to purchase shares of our Common Stock at an exercise price of $4.00 per share, all such CRC Acquisition Warrants being held by the Carbon Recovery Liquidating Trust for the benefit of Mr. Sweeney and expiring on the date that is 120 days after the SEC declares effective a Registration Statement under the Securities Act of 1933 covering the distribution of the CRC Acquisition Warrants by the Carbon Recovery Liquidating Trust to its beneficiaries.

10.  Includes (i) 10,343,945 outstanding shares of our Common Stock and (ii) 119,000 outstanding shares of our Common Stock held by the Carbon Recovery Liquidating Trust for the benefit of Mr. Pringle.  Does not include (i) 223,883 outstanding shares of our Common Stock held by Lois Augustine Pringle, Mr. Pringle's wife, and (ii) 1,520,171 outstanding shares of our Common Stock held by the Carbon Recovery Liquidating Trust for the benefit of Mrs. Pringle.

11.  Includes 11,188,996 outstanding shares of our Common Stock.  Does not include 5,305,940 not yet exercisable CRC Acquisition Warrants to purchase shares of our Common Stock at an exercise price of $2.75 per share and 1,397,600 immediately exercisable CRC Acquisition Warrants to purchase shares of our Common Stock at an exercise price of $4.00 per share, all such CRC Acquisition Warrants expiring on the date that is 120 days after the SEC declares effective a Registration Statement under the Securities Act of 1933 covering the distribution of the CRC Acquisition Warrants by the Carbon Recovery Liquidating Trust to its beneficiaries.  Olde Monmouth Stock Transfer Co., Inc. is the Trustee of the Carbon Recovery Liquidating Trust and has no beneficial ownership interest in the securities held in the Trust.  However, until such time as our shares of Common Stock held by the Trust are distributed to its beneficial holders, Olde Monmouth has the right to vote these shares, which right is exercised by Mr. John Troster, Sr. as President of Olde Monmouth.  No person or entity has a 5% or greater interest in the Company as the result of his/her/its beneficial interest in the Carbon Recovery Liquidating Trust.

12.  Includes 11,145,225 outstanding shares of our Common Stock.  Does not include 3,705,867 not yet exercisable Mobilestream Acquisition Warrants to purchase shares of our Common Stock at an exercise price of $4.75 per share and expiring on the date that is 120 days after the SEC declares effective a Registration Statement under the Securities Act of 1933 covering the distribution of the Mobilestream Acquisition Warrants by the Mobilestream Liquidating Trust to its beneficiaries.  Olde Monmouth Stock Transfer Co., Inc. is the Trustee of the Mobilestream Liquidating Trust and has no beneficial ownership interest in the securities stock held in the Trust.  However, until such time as our shares of Common Stock held by the Trust are distributed to its beneficial holders, Olde Monmouth has the right to vote these shares, which right is exercised by Mr. John Troster, Sr. as President of Olde Monmouth.  No person or entity has a 5% or greater interest in the Company as the result of his/her/its beneficial interest in the Mobilestream Liquidating Trust.

13.  As of June 15, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of Fiscal Year Ended December 31, 2008
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	674,750	$1.62	2,025,250
Equity compensation plans not approved by security holders (1)(2)(3)	9,010,000	$1.19	1,140,000
Total	9,684,750	$1.22	3,165,250

1.  During 2008, the Board of Directors adopted a plan of compensation for the Board of Directors providing for the issuance of a total of up to 1,200,000 warrants to directors for attending meetings of the Board of Directors.  As of December 31, 2008, each director receives 5,000 warrants for each meeting attended.  Warrants from this plan are also granted for each meeting of the committees of the Board attended.  As of December 31, 2008, 60,000 warrants were issued under this plan.

2.  5,000,000 of these securities are subject to issuance upon exercise of outstanding options pursuant to an individual compensation arrangement with our CEO.

3.  3,950,000 of these securities are subject to issuance upon exercise of outstanding options, but are subject to stockholder approval of an increase in the number of securities authorized to be issued under our 2008 Stock Option Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On or about July 26, 2006, we entered into a plan and agreement of reorganization (the "CRC Acquisition Agreement") with Carbon Recovery Corporation, a New Jersey corporation formed on July 19, 2002  ("Carbon Recovery" or "CRC"), pursuant to which we agreed to purchase substantially all of the assets of, and assume certain specified liabilities of, Carbon Recovery, in exchange for the consideration described below.  The acquisition was completed on September 22, 2006 (the “CRC Acquisition Closing”).  At the time of the acquisition, Carbon Recovery was controlled by Mobilestream Oil, Inc. ("Mobilestream") which in turn was controlled by Frank G. Pringle, our former Chairman until November 12, 2008 and our former President and Chief Executive Officer until August 13, 2008.

At the CRC Acquisition Closing, we assumed certain specified liabilities of CRC and issued 48,688,996 shares of our common stock (including 37,500,000 shares issued to Mobilestream representing Mobilestream’s ownership of the identical number of shares of CRC common stock) to CRC for substantially all of the assets of CRC.  The assets of CRC included an exclusive license, carried at a zero dollar book value, from Mobilestream to utilize the patent pending application for the use of the Technology.  As part of the transaction, we also issued to CRC 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants (collectively, the "CRC Acquisition Warrants") to purchase shares of our common stock and to replace the identical number and classes of outstanding warrants of CRC.  The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00.  All of the CRC Acquisition Warrants were originally scheduled to expire at different times in 2007 and 2008. However, on September 21, 2007, the Board of Directors extended the expiration date of the CRC Acquisition Warrants to December 31, 2007 and on December 31, 2007, the expiration date was further extended until December 31, 2008.  In November 2008, the Board of Directors amended the expiration date to 120 days subsequent to the effective date of a successful registration statement filed with the SEC covering the CRC Acquisition Warrants.   As of December 31, 2008 and through the date of this filing, the Company has not had a registration statement covering the CRC Acquisition Warrants declared effective by the SEC.

In order to clarify the ownership and licensure of certain intellectual property licensed to Carbon Recovery, contemporaneous with the CRC Acquisition Closing,  Mobilestream, Mr. Pringle and his wife, Lois Augustine Pringle, executed a combined technology license agreement (the "Combined Technology License Agreement").  The Combined Technology License Agreement confirmed (i) Mobilestream as the sole owner of the licensed intellectual property, and (ii) the exclusive license of the intellectual property by Mobilestream to Carbon Recovery. In the same agreement, Carbon Recovery assigned all of its interest in the intellectual property license to the Company and the Company agreed to pay Mobilestream royalty payments in perpetuity that varied with the use made of the intellectual property and the revenues received by the Company. The Company's royalty obligations under the Combined Technology License Agreement ended when the Company acquired substantially all of the assets of Mobilestream.

Upon the CRC Acquisition Closing, CRC’s sole assets were the shares and warrants we issued to CRC at the CRC Acquisition Closing (the “CRC Acquisition Consideration”).  For federal income tax reasons and in order to avoid treatment as an inadvertent investment company under the Investment Company Act of 1940, CRC determined to liquidate and dissolve immediately upon the CRC Acquisition Closing and to deposit all its assets (consisting, at that point, solely of the CRC Acquisition Consideration) in a liquidating trust (the “CRC Liquidating Trust”) pursuant to a liquidating trust agreement (the "CRC Liquidating Trust Agreement") entered into with Olde Monmouth Stock Transfer Co., Inc. ("Olde Monmouth"), our transfer agent, and pursuant to which Olde Monmouth agreed to act as the liquidating trustee (the "CRC Liquidating Trustee").  The beneficiaries of the CRC Liquidating Trust are the stockholders of CRC.  The CRC Acquisition Consideration must be held in the liquidating trust indefinitely until it can all be distributed to the beneficiaries of the CRC Liquidating Trust pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption therefrom.  In connection with the CRC Liquidating Trust Agreement, we agreed that we would file a registration statement for the resale of the shares of our common stock and warrants (and the shares underlying them) issued as part of the CRC Acquisition Consideration and for the resale of the shares underlying the CRC Acquisition Warrants.  Further, unless the shares underlying the CRC Acquisition Warrants have been so registered, the CRC Liquidating Trustee may serve written demand on us that they be so registered.  As of December 31, 2008 and through the date of this filing, the Company has not had a registration statement covering the shares underlying the CRC Acquisition Warrants declared effective by the SEC.

On December 31, 2006, we acquired the assets of Mobilestream Oil, Inc. ("Mobilestream") pursuant to a plan and agreement of reorganization dated November 28, 2006 (the "Mobilestream Acquisition Agreement") between the Company and Mobilestream. Mobilestream was a development stage company which owned certain proprietary technology and related custom software for the use of microwaves to break down petroleum-based products, such as used tires, into their component parts, and capturing those components in usable form for resale.  At the closing of the purchase of Mobilestream’s assets (the “Mobilestream Acquisition Closing”), we (i) acquired all of the Technology and (ii) assumed Mobilestream’s liabilities, which were minimal.

The Mobilestream assets we acquired consisted of (i) the then four patents pending for the Technology together with Mobilestream's position as the licensor under the Combined Technology License Agreement, (ii) approximately $1,678,000 of cash and (iii) $149,000 of fixed assets.  Mobilestream also owned 37,500,000 shares of our own common stock (acquired in connection with our purchase of the assets of CRC) which were cancelled as part of the transaction.   Further, at the Mobilestream Acquisition Closing, the Combined Technology License Agreement was terminated by virtue of the merger of the interests of the licensor and the licensee thereunder.

At the time of the Mobilestream acquisition, Mobilestream was controlled by Frank G. Pringle, our then Chairman, President and CEO.  At that time, Mr. Pringle had an approximately 86% ownership interest in  Mobilestream.

The parties to the Mobilestream Acquisition Agreement intended that the acquisition of Mobilestream would qualify as a "D" Reorganization under Section 368(a)(1)(D) of the IRC.  No Mobilestream stockholder was a party to the Mobilestream Acquisition Agreement.

At the Mobilestream Acquisition Closing, we issued (i) 11,145,225 shares of our Common Stock to Mobilestream and (ii) 35,236,188 shares of our 2006 Series of Convertible Preferred Stock (or “Preferred Stock A”) to the holder of Mobilestream convertible preferred stock.  Lastly, we issued 27,205,867 common stock purchase warrants (the "Mobilestream Acquisition Warrants") to purchase shares of our common stock on the basis of one Mobilestream Warrant for each three shares of either Mobilestream common stock or preferred stock, exercisable at $4.75 per share for a period ending on December 31, 2007.  23,500,000 of the Mobilestream Acquisition Warrants were issued directly to Frank Pringle and were subsequently cancelled on October 23, 2007.   The remainder of the Mobilestream Acquisition Warrants were issued to Mobilestream.  On December 31, 2007, the Board of Directors extended the expiration date of the outstanding Mobilestream Acquisition Warrants to December 31, 2008.  In November 2008, the Board of Directors amended the expiration date to 120 days subsequent to the effective date of a successful registration statement filed with the SEC covering the outstanding Mobilestream Acquisition Warrants.   As of December 31, 2008 and through the date of this filing, the Company has not had a registration statement covering the Mobilestream Acquisition Warrants declared effective by the SEC.

Upon the Mobilestream Acquisition Closing, Mobilestream’s sole assets were the shares and warrants we issued to Mobilestream at and in connection with the Mobilestream Acquisition Closing (the “Mobilestream Acquisition Consideration”, excluding the 23,500,000 Mobilestream Acquisition Warrants issued directly to Frank Pringle which were subsequently cancelled and the Preferred Stock A which has since been converted into shares of our Common Stock).  For federal income tax reasons and in order to avoid treatment as an inadvertent investment company under the Investment Company Act of 1940, Mobilestream determined to liquidate and dissolve immediately upon the Mobilestream Acquisition Closing and to deposit all its assets (consisting, at that point, solely of the Mobilestream Acquisition Consideration) in a liquidating trust (the “Mobilestream Liquidating Trust”) pursuant to a liquidating trust agreement (the "Mobilestream Liquidating Trust Agreement") entered into with Olde Monmouth and pursuant to which Olde Monmouth agreed to act as the liquidating trustee (the "Mobilestream Liquidating Trustee").  The beneficiaries of the Mobilestream Liquidating Trust are the stockholders of Mobilestream.  The Mobilestream Acquisition Consideration must be held in the liquidating trust indefinitely until it can all be distributed to the beneficiaries of the Mobilestream Liquidating Trust pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption therefrom.  In connection with the Mobilestream Liquidating Trust Agreement, we agreed that we would file a registration statement for the resale of the shares of our common stock and warrants (and the shares underlying them) issued as part of the Mobilestream Acquisition Consideration.  Further, unless the shares underlying the Mobilestream Acquisition Warrants have been so registered, the Mobilestream Liquidating Trustee may serve written demand on us that they be so registered.  As of December 31, 2008 and through the date of this filing, the Company has not had a registration statement covering the shares underlying the Mobilestream Acquisition Warrants declared effective by the SEC.

In addition to the above, pursuant to the terms of the Mobilestream Acquisition Agreement, at the Mobilestream Acquisition Closing, we issued 35,236,188 shares of our Preferred Stock A to Frank G. Pringle, the sole holder of the 2006 Series of Mobilestream Preferred Stock, in a private placement.  At the time of issuance, each share of Preferred Stock A was entitled to two votes per share and each was convertible into two shares of our Common Stock.  In October 2007, the terms of conversion of our Preferred Stock A were changed from two shares of our Common Stock for each share of Preferred Stock A to half of one share of our Common Stock for each share of our Preferred Stock A.  In June 2008, Mr. Pringle converted 1,791,064 shares of Preferred Stock A into 895,532 shares of our Common Stock.  On August 13, 2008, Mr. Pringle converted an additional 33,440,000 shares of Preferred Stock A into 16,720,062 shares of our Common Stock and sold 6,600,000 shares of our Common Stock back to the Company for $1,650,000.  See "Security Ownership of Certain Beneficial Owners and Management".  The remaining 5,000 shares of Preferred Stock A, then held by a person related to Mr. Pringle, was converted to shares of our Common Stock on January 6, 2009.

During the period July 19, 2002 (inception) through December 31, 2006, Lois Pringle loaned the Company funds totaling $63,550 to cover various operating expenses.  The loan was non-interest bearing and had no specific repayment terms.  The balance of this loan was repaid in March 2006.

During the period July 19, 2002 (inception) through December 31, 2006, the Company paid Allen & Allen Marketing, Inc., an entity controlled by David Allen, a former Director and Vice-President of the Company, total payments of approximately $148,000 for consulting services.

On May 17, 2007 we purchased 94,961 shares of our common stock for $66,471 in cash from Ms. Lois Pringle, the wife of Mr. Frank G. Pringle, our then President and Chief Executive Officer.

In August 2007, 25 individuals purchased an aggregate of 642,106 shares of Carbon Recovery Corporation in a private sale from Lois Augustine Pringle, the wife of Frank Pringle, who was, at the time, our Chairman, President and CEO. The purchasers were incorrectly informed that as part of the consideration in the transaction they would receive warrants to purchase shares of our common stock that attached to the Carbon Recovery shares. Ms. Pringle's Carbon Recovery shares did not have any warrant attachment. Although the Company was not a party to this transaction, the Company issued a total of 642,106 warrants to purchase shares of our common stock to the purchasers at exercise prices of $2.50 (290,000 warrants) and $2.75 (352,106 warrants).

In November 2007, the Company entered into a six month consulting agreement with Worldwide Strategic Partners, Inc. (“Worldwide”), a corporation in which General Lincoln Jones III, one of our directors, has an ownership interest in excess of ten percent. The consulting agreement was executed and delivered approximately six-months before General Jones became a director of our Company. Subsequent to the execution of the consulting agreement with Worldwide, the Company issued a total of 150,000 shares of its common stock to Worldwide and its assignees valued at $448,000 through June 30, 2008, of which 31,250 shares were distributed to General Jones. On May 26, 2008, the Company and Worldwide terminated the November 2007 consulting agreement by agreeing to pay Worldwide a total of 275,000 shares of its common stock for services rendered, inclusive of the 150,000 shares previously issued. On May 26, 2008, the Company entered into a new five-year consulting agreement with Worldwide expiring on May 26, 2013, pursuant to which Worldwide will identify potential acquisition candidates or joint venture partners for the Company, and upon closing a transaction with any such candidate, the Company will pay Worldwide a fee based upon a percentage of the value of the transaction beginning with 5% of the first $1,000,000 dollars, and declining 1% for each successive $1,000,000 increase in transaction value until Worldwide receives 1% of the transaction value in excess of $4,000,000.

On November 28, 2007, the Company’s Chief Financial Officer, Jeffery J. Andrews, loaned the Company $150,000 at a interest rate of prime plus 2%. This loan has no stated principal payment due date. In April 2008 the Company repaid $120,000. The remaining balance of $30,000 was paid in full in August 2008.

In June 2008 Mr. Pringle converted 2,241,064 of his shares of 2006 Series Convertible Preferred Stock into 1,120,532 shares of our common stock. In August 2008 Mr. Pringle converted all 33,440,124 shares of his remaining shares of 2006 Series of Convertible Preferred Stock into 16,720,062 shares of our common stock. At the time of the conversion Mr. Pringle and the Company entered into a stock redemption agreement pursuant to which the Company purchased 6,600,000 shares of Mr. Pringle's common stock for $1,650,000 or a price of $0.25 per share.

For the years ending December 31, 2008 and 2007, and for the period from July 19, 2002 (inception) to December 31, 2008, the Company has made payments directly to Pringle, Lois Pringle (as former CEO), and other persons related to Pringle of approximately $4,000, $26,000, and $408,000, respectively.  Of the cumulative amount since inception, approximately $351,000 were payments for services provided to the Company, and the remainder of $57,000 were for reimbursements of expenses and other expenses.

On September 4, 2008, the Company has entered into a consulting agreement with Paul Sweeney for services relating to investor relations and other investment banking services.  On September 8, 2008, the Company issued 1,500,000 shares of its common stock to Mr. Sweeney valued at $1,440,000 for his consulting services.  Mr.  Paul Sweeney has served as a director of the Company since August 13, 2008.  Mr. Sweeney also has had the following transactions with the Company:

(i) on March 18, 2008, Mr. Sweeney acquired 190,320 shares of our common stock for a purchase price of $1.00 per share and in connection therewith received warrants for the purchase of an additional 190,320 shares of common stock at an exercise price of $2.00 per share;

(ii) on March 26, 2008, Mr. Sweeney acquired 441,010 shares of common stock from the Company at a purchase price of $1.00 per share and in connection therewith received warrants for the purchase of an additional 441,010 shares of common stock at an exercise price of $2.00 per share;

(iii) on April 1, 2008, Mr. Sweeney acquired 2,018,057 shares of common stock from the Issuer at a purchase pr ice of $1.00 per share and in connection therewith received warrants for the purchase of an additional 2,018,057 shares of common stock at an exercise price of $2.00 per share;

(iv) on April 11, 2008, Mr. Sweeney acquired 1,100,000 shares of common stock from the Company at a purchase price of $1.11 per share and in connection therewith received warrants for the purchase of an additional 1,100,000 shares of common stock at an exercise price of $2.00 per share; and

(v) on September 8, 2008, Mr. Sweeney acquired 1,500,000 shares of common stock from the Company, valued at $1,440,000 as consideration for consulting services he provided and will provide to the Company pursuant to an Investor Relations Agreement entered into on September 4, 2008 between the Company and Mr. Sweeney for a period of one year.

On October 1, 2008 the Company and LP (Origination) Limited, a United Kingdom company (“LP Origination”) owned by Peter A. Worthington, one of our directors since August 2008, entered into a consulting agreement with an effective date of August 1, 2008, pursuant to which LP Origination agreed to perform management advisory and strategic planning services for a term ending on February 1, 2009, in return for a payment of $90,000 and the issuance of 100,000 shares of our common stock valued at $149,000 using the average of the bid and ask price on that day. On September 30, 2008 we paid $50,000 to LP Origination with the remaining $40,000 payment paid in November 2008.

On May 11, 2009, we entered into another Consulting Agreement with LP Origination with an effective date of April 7, 2009, pursuant to which LP Origination agreed to perform management advisory, strategic planning and other consulting services as Global may request from time to time for a term ending on April 6, 2010, in return for (i) a payment of $100,000 conditioned upon and to be paid after the consummation of a specified amount of sales have been made that exploits Global’s patent pending microwave technologies and for which LP Origination had some significant involvement as set forth in the Consulting Agreement and (ii) the immediate entitlement and subsequent issuance of 300,000 shares of Global’s Common Stock, which shares were ultimately issued on May 12, 2009.  The latest Consulting Agreement may be renewed by either party for an additional one year term by notice not less than 30 days before expiration upon mutually acceptable terms and conditions.

On November 12, 2008 the Company and Mr. Pringle, its former CEO and President, and 888 Corporation ("888 Corp."), a New Jersey corporation controlled by Mr. Pringle, entered into a severance agreement pursuant to which (i) the Company has agreed to pay Mr. Pringle $200,000.00 per year for the six (6) year period commencing on January 1, 2009, in consideration for (i) Mr. Pringle's return of 225,000 shares of common stock previously issued to Mr. Pringle on or about June 26, 2008 and which Mr. Pringle held in "street name" at UBS and (ii) the continued compliance by Mr. Pringle and 888 Corp. with the covenants, agreements and other terms of the Severance Agreement (as described in more detail below). The payments to Mr. Pringle made by the Company will be made in monthly installments and will be offset by approximately $15,000 that Mr. Pringle is obligated to reimburse the Company by March 1, 2009, which amount includes personal expenses of Mr. Pringle incurred by the Company and 50% of the legal fees and expenses incurred by the Company in regard to the negotiation and preparation of the Severance Agreement. The Company's severance payments to Mr. Pringle would also be offset by any indemnification payments that Mr. Pringle may become obligated to pay under the Severance Agreement.

In addition to the return of the 225,000 shares of Company Common Stock previously issued to him, Mr. Pringle also agreed to restrict the amount of shares of Company Common Stock that he or his immediate family or any entity directly or indirectly controlled by any of them may sell, transfer or encumber to the following amounts: no shares prior to February 1, 2009; an aggregate of Four Hundred Thousand (400,000) shares of Company Common Stock during the three (3) month period beginning February 1, 2009; an aggregate of Three Hundred Thousand (300,000) shares of Company Common Stock during the three (3) month period beginning May 1, 2009; and an aggregate of Two Hundred Fifty Thousand (250,000) shares of Company Common Stock during any three month period thereafter beginning August 1, 2009. These restrictions will remain in place unless and until (i) Mr. Pringle and his family members directly or indirectly own less than 5,000,000 shares of Company Common Stock, and (ii) Mr. Pringle and his family members have fully complied with the restrictions on sales, transfers and encumbrances set forth in the Severance Agreement and are not in breach of such provisions.

Any transfers by Mr. Pringle or any of his affiliates that are permitted under the Severance Agreement are subject to the Company's right of first refusal, which the Company has 10 days to exercise. The Company may assign this right of first refusal or designate a third party to exercise such right.

Pursuant to the Severance Agreement, Mr. Pringle immediately resigned as Chairman and as a member of the Company's Board of Directors and in all other capacities (in each case effective as of the date of the Severance Agreement).

The Severance Agreement also provides for: (i) the immediate termination of the Consulting Agreement between the Company and 888 Corp. dated as of January 1, 2008 with no further payments or benefits due from the Company to 888 Corp. except for payments to 888 Corp. of any sums otherwise due under the Consulting Agreement through December 31, 2008); (ii) Mr. Pringle to be subject to a nine year non-compete and non-solicit agreement, which runs from the date of the agreement until the end of the third year after his last scheduled payment under the Severance Agreement; (iii) Mr. Pringle to be subject to a non-disclosure obligation and to return to the Company all copies of confidential information directly or indirectly in his possession or control; and (iv) mutual general releases and non-disparagement provisions.

Under the Severance Agreement, Mr. Pringle unconditionally waived any rights, claims and causes of action against the Company with respect to any of its intellectual property (including claims he has made in the past). Further, Mr. Pringle made extensive representations regarding the validity of the Company's intellectual property and that such intellectual property is free and clear of all liens, claims and/or encumbrances. The Company may obtain indemnification from Mr. Pringle for any breach or alleged breach of Mr. Pringle's representation and warranties regarding the intellectual property and/or for any breach or alleged breach of any other representation, warranty, covenant or agreement of Mr. Pringle or 888 Corp. under the Severance Agreement.

The Company has engaged Clark Resources, Inc. (“Clark”), a governmental relations consulting firm located in Harrisburg, Pennsylvania, to provide consulting services with respect to governmental issues concerning permits and funding.  The Company has a monthly retainer agreement with Clark and for the years ended December 31, 2008 and 2007, and for the cumulative period July 12, 2002 (inception) to December 31, 2008, paid Clark Resources a total of $60,000, $65,000, and $154,670, respectively.  The president and CEO of Clark is Frederick A. Clark, who has served as a director of the Company since December 2006.

In connection with Wayne Koehl’s retirement as Chief Operating Officer from the Company on April 17, 2009, the Company agreed to continue to pay Mr. Koehl his then current salary for a period of six months and two weeks and to pay him the Milestone bonus he would have been entitled to under his then current employment terms on sales that may be made to one specific potential customer.  Further, the Company agreed that an additional 200,000 options previously granted to him were vested (upon approval of an increase in the number of options available for issuance under the Company’s Stock Option Plan and in addition to the 200,000 already vesting immediately upon such approval) and the remaining 600,000 options were forfeited.

The Board of Directors has determined that each of Kim Thorne O’Brien, Jonathan L. Simon and Fredrick Clark is “independent” as defined in NASDAQ Marketplace Rule 4200.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

The following is a summary of the fees billed to the Company by Rothstein Kass & Company, P.C. for professional services rendered for the fiscal years ended December 31, 2008, 2007, 2006 and the cumulative period from July 19, 2002 (inception) to December 31, 2008 and by Bagell, Josephs, Levine & Company, LLC for professional services rendered for the fiscal year ended December 31, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees(a)	$358,614	$48,500
Audit-Related Fees(b)		6,560
Tax Fees(c)	7,546	15,761
All Other Fees(d)	60,962	—
Total Fees	$427,121	$70,821

(a)
AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Global Resource Corporation’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by principal accountants in connection with statutory and regulatory filings or engagements.

(b)
AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Resource Corporation 's consolidated financial statements and are not reported under "Audit Fees".

(c)	TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

(d)	ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.
	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Rothstein Kass & Company, P.C. on Consolidated Financial Statements as of and for the periods ended December 31, 2008 and December 31, 2007

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Losses for the Years ended December 31, 2008 and 2007 and the Cumulative period from July 19,2002 (inception) to December 31, 2008

Consolidated Statements of Deficiency in Stockholders’ Equity for the Years ended December 31, 2008 and 2007 and the Cumulative period from July 19,2002 (inception) to December 31, 2008

Consolidated Statements of Cash Flows for Years ended December 31, 2008 and 2007 and the Cumulative period from July 19,2002 (inception) to December 31, 2008

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules.
Additional Schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	(3)	Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index located immediately following this Item 15.

The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation of the Company.

3.2
Amended and Restated By-laws of the Company, filed as Exhibit 3(ii) to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, filed September 17, 2004 (the “2004 Registration Statement”).

4.1	Specimen Common Stock Certificate.

4.2	$25,000 8% Convertible Debenture issued September 15, 2004 from the Company to Javelin Holdings, Inc. filed as Exhibit 4 to the Company's Current Report on Form 8-K filed on November 15, 2004.

4.3	Form of 8% Convertible Debenture filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 17, 2004, filed on February 23, 2005.

4.4	2004 Stock Option Plan filed as Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005, filed on July 18, 2005.

4.5	2007 Employee Compensation and Stock Option Plan filed as Exhibit 10.7 to the Company's Registration Statement on Form S-8, SEC File Number 333-141442, filed on March 20, 2007.

4.6	Form of Carbon Recovery Acquisition Class B Warrant dated September 26, 2006*.

4.6.1	Form of Carbon Recovery Acquisition Class D Warrant dated September 26, 2006*.

4.6.2	Form of Carbon Recovery Acquisition Class E Warrant dated September 26, 2006*.

4.6.3	Form of Mobilestream Acquisition Warrant dated December 31, 2006*.

4.6.4	Black Diamond Fund, L.P. Warrant*.

4.6.5	Nutmeg/Mercury Fund, L.P. Warrant*.

4.6.6	Form of Augustine Warrant for George Birch*.

4.6.6.1	Form of Augustine Warrant for Jonathan Simon*.

4.6.7	Warrant dated December 21, 2007 for 625,000 shares of the Company's common stock issued to Professional Offshore Opportunity Fund, Ltd. ("POOF")*.

4.6.8	Terence Taylor Warrant*.

4.6.9	Form of 2008 private placement Warrant*.

4.6.10	Form of New Millennium PR Warrant, filed as Exhibit 4.6.10 to Amendment No. 1 Form S-1, SEC File Number 333-151584, filed October 22, 2008 (the “POOF Registration Statement”).

4.6.11	Form of directors warrant, filed as Exhibit 4.6.11 to the POOF Registration Statement.

4.7	2008 Employees Compensation Plan filed as Exhibit 10.7 to the Company's Registration Statement on Form S-8, SEC File Number 333-148916, filed on January 29, 2008.

4.8	Warrant Issuance Resolution with respect to the CRC Acquisition Warrants, filed as Exhibit 4.3 to the Company’s Form 8-K filed on September 27, 2006.

4.9	Amendments to the CRC Acquisition Warrants, filed as Exhibits to the Company’s Current Report on Form 8-K, filed n November 20, 2008.

4.10	2008 Incentive Stock Option Plan, filed as an Exhibit to the Company’s Proxy Statement on Form 14A filed on April 23, 2008.

10.1
Agreement and Plan of Reorganization dated as of October 29, 2003, 2001, by and between Advanced Healthcare Technologies, Inc. and Nutratek, Ltd., filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on January 12, 2004.

10.2
Stock Purchase Agreement dated as of June 30, 2004 by and among Advanced Healthcare Technologies, Inc., Richard Mangierelli and Johnny Sanchez filed as Exhibit 2.1 to the Company's Report on Form 8-K filed on July 15, 2004.

10.3
Release and Indemnity Agreement dated as of June 30, 2004 by and among Advanced Healthcare Technologies, Inc., Richard Mangierelli and Johnny Sanchez filed as Exhibit 10.1 to the Company's Report on Form 8-K filed on July 15, 2004.

10.4	Articles of Merger by and between E-mail Mortgage.com, Inc. and Mariner Health Care, Inc. dated as of July 29, 2002 filed as Exhibit 3(i) to the 2004 Registration Statement.

10.5
Operating Agreement dated as of January 11, 2005 by and between Global Resource Corporation and Well Renewal, LLC filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 17, 2004, filed on February 23, 2005.

10.6	Agreement and Plan of Reorganization dated as of July 26, 2006 by and between Global Resource Corporation and Carbon Recovery Corporation*.

10.6.1	Carbon Recovery Corporation Liquidating Trust Agreement made this 22nd day of September 2006 between Carbon Recovery Corporation and Olde Monmouth Stock Transfer Co., Inc. as Trustee*.

10.7
Form of Indemnity Agreement between the Company and each of its directors and executive officers filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 22, 2006, filed on September 27, 2006.

10.8
Pledge Agreement dated November 18, 2005 by and between the Company and Transnix Global Corporation filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for the period ended December 31, 2005, filed on October 31, 2006.

10.9
Settlement Agreement dated December 15, 2005 by and between the Company  and Transnix Global Corporation filed as Exhibit 10.2 to the Company's  Report on Form 10-QSB for the period ended December 31, 2005, filed  October 31, 2006.

10.10	Combined Technology Agreement dated November 28, 2006 by and among the Company, Carbon Recovery Corporation, Frank G. Pringle, Lois Augustine Pringle, and Mobilestream Oil Corporation*.

10.11	Plan and Agreement of Reorganization dated as of November 28, 2006 by and between the Company and Mobilestream Oil Corporation*.

10.11.1	Mobilestream Liquidating Trust Agreement made this 29th day of December 2006 between Mobilestream Oil, Inc. and Olde Monmouth Stock Transfer Co., Inc. as Trustee*.

10.12	Securities Purchase Agreement, dated as of December 21, 2007, by and between the Company and Professional Offshore Opportunity Fund, Ltd. ("POOF")*.

10.13	Registration Rights Agreement dated as of December 21, 2007, by and between the Company and POOF*.

10.14	Escrow Agreement dated as of December 21, 2007 by and among the Company, POOF and Sullivan & Worcester, LLP dated as of December 21, 2007*.

10.15	Form of Subscription Agreement #1*.

10.16	Consulting agreement dated as of January 1, 2008 by and between 888 Corporation (controlled by Frank Pringle) and the Company*.

10.17	Settlement agreement dated as of January 15, 2008 by and among Global Resource Corporation, Patrick F. Hogan, Terence Taylor, Tomahawk Trading Corp., and Frank G. Pringle*.

10.18	Employment agreement dated as of November 7, 2007 by and between Jeffrey T. Kimberly and the Company*.

10.19	Consultant agreement dated as of November 26, 2007 by and between the Company and Worldwide Strategic Partners, Inc., filed as an Exhibit to the POOF Registration Statement.

10.20	Consultant agreement dated as of May 26, 2008 by and between the Company and Worldwide Strategic Partners, Inc., filed as an Exhibit to the POOF Registration Statement.

10.21	Investor relations agreement dated as of September 8, 2008 by and between the Company and Paul J. Sweeney, filed as an Exhibit to the POOF Registration Statement.

10.22
Stock redemption agreement dated as of August 13, 2008 by and between the Company and Frank G. Pringle, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 13, 2008, filed on August 18, 2008.

10.23	Term sheet employment agreement dated September 23, 2008 by and between the Company and Wayne Koehl, filed as Exhibit 10.1 to the Company’s September 26, 2008 Current Report on Form 8-K.

10.24	Term sheet employment agreement dated September 23, 2008 by and between the Company and Jeffrey T. Kimberly filed as Exhibit 10.2 to the Company’s September 26, 2008 Current Report on Form 8-K.

10.25	Term sheet employment agreement dated September 23, 2008 by and between the Company and Jeffrey A. Andrews, filed as Exhibit 10.3 to the Company’s September 26, 2008 Current Report on Form 8-K.

10.26
Summary of Terms of Proposed Employment Agreement (undated) by and between the Company and Eric Swain, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 24, 2008, filed on October 2, 2008.

10.27
Form of confidentiality agreement between the Company and each director filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008 (the "September 30, 2008 Form 10-Q").

10.28	Form of confidentiality agreement between the Company and each executive officer, filed as Exhibit 10.3 to the Company’s September 30, 2008 Form 10-Q filed on November 12, 2008.

10.29	Consultant agreement dated as of October 1, 2008 with LP (Origination) Limited, filed as Exhibit 10.5 to the Company’s September 30, 2008 Form 10-Q filed on November 12, 2008.

10.30	Option agreement dated October 14, 2008 between the Company and Eric Swain, filed as Exhibit 10.6 to the Company’s September 30, 2008 Form 10-Q filed on November 12, 2008.

10.31	Rescission agreement dated as of September 30, 2008 between the Company and Wayne Koehl, filed as Exhibit 10.7 to the Company’s September 30, 2008 Form 10-Q filed on November 12, 2008.

10.32	Severance agreement dated as of November 12, 2008 between the Company and Frank G. Pringle, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 17, 2008.

14.1	Code of Ethics, filed as Exhibit 14.1 to Company's Current Report on Form 8-K filed on May 20, 2008.

21.1	Subsidiaries of the Company.

*Filed as an exhibit to the Registration Statement on Form S-1, SEC File Number 333-152118, filed on July 3, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on June 15, 2009 by the undersigned, thereunto duly authorized.

GLOBAL RESOURCE CORPORATION (Registrant)

By:	/s/ Eric Swain Eric Swain (Chief Presiding Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 15, 2009 by the following persons on behalf of the registrant and in the capacities indicated:

By:	/s/ Eric Swain Eric Swain Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Jeffrey J. Andrews Jeffrey J. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Peter A. Worthington Peter A. Worthington Chairman of the Board of Directors

By:	/s/ Frederick A. Clark Frederick A. Clark Director

By:	/s/ Kim Thorne O'Brien Kim Thorne O'Brien Director

By:	/s/ Lincoln Jones III Lincoln Jones III Director

By:	/s/ Jonathan L. Simon Jonathan L. Simon Director

By:	/s/ Paul J. Sweeney Paul J. Sweeney Director