Form 10-Q
period 2009-03-31
Global Resource CORP
filed 2009-06-23
CIK 1128949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐   TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-50944

GLOBAL RESOURCE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	84-1565820
(State or other jurisdiction of incorporation)	(IRS employer identification no.)

1000 Atrium Way, Suite 100 Mount Laurel, New Jersey 08054
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (856) 767-5665

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

GLOBAL RESOURCE CORPORATION

Form 10-Q
For the Quarter Ended March 31, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Global Resource Corporation
(A Development Stage Company)
Condensed Consolidated Balance Sheets
March 31, 2009

	(Unaudited)	(Audited)
	Period Ended	Year Ended
	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$784,287	$2,013,730
Short-term investments	1,738,960	2,557,274
Prepaid Services	976,650	1,508,875
Total current assets	3,499,897	6,079,879

Prperty and equipment, net of depreciation	1,592,342	1,358,299

OTHER ASSETS
Deposits	123,726	123,726
Prepaid patent costs	420,810	383,685
Total other assets	544,536	507,411

TOTAL ASSETS	$5,636,775	$7,945,589

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$780,464	$889,489
Loans payable - equipment	29,209	34,850
Capital lease obligation - equipment	10,158	9,543
Severance payable	200,000	200,000
Total current liabilities	1,019,831	1,133,882

LONG-TERM LIABILITIES
Loans payable - equipment, net of current portion	11,538	16,821
Capital lease obligation - equipment, net of current portion	12,959	15,742
Severance payable, net of current portion	950,000	1,000,000
Derivative financial instruments	895,980	1,591,834
Total liabilities	2,890,308	3,758,279

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock A - $.001 par value 100,000,000 shares authorized, none issued and		5
outstanding at March 31, 2009, 5,000 issued and outstanding at December 31, 2008
Common stock, $.001 par value; 200,000,000 shares authorized, 69,645,664 shares issued	69,645	69,549
and 62,950,703 outstanding at March 31, 2009, 69,549,164 shares issued and
62,854,203 outstanding at December 31, 2008
Additional paid-in capital	36,411,372	35,842,053
Accumulated other comprehensive loss	(550,441)	(237,550)
Deficit accumulated in the development stage	(31,467,636)	(29,770,274)
	4,462,940	5,903,783

Treasury Stock	(1,716,473)	(1,716,473)

Total stockholders' equity	2,746,467	4,187,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,636,775	$7,945,589

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(With Cumulative Totals Since Inception)
(Unaudited)

	Three Months Ended		July 19, 2002
		Restated	(Inception)
	March 31	March 31	to
	2009	2008	March 31, 2009

REVENUES	$-	$-	$-

COST OF SALES	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
			-
General and administrative expenses	2,185,232	3,455,300	42,207,603
			-
Research and development expenses	242,899	126,258	1,523,938

Total operating expenses	2,428,131	3,581,558	43,731,541

OPERATING LOSS	(2,428,131)	(3,581,558)	(43,731,541)

OTHER INCOME (EXPENSE)
Loss on deposit and other		-	(179,893)
Net realized loss on investments	(17,438)	-	(899,206)
Change in fair value of derivative financial instruments	695,854	7,246,228	13,055,699
Interest expense	(3,144)	(6,073)	(59,616)
Interest income	55,497	3,787	346,921

Total other income	730,769	7,243,942	12,263,905

NET INCOME (LOSS)	$(1,697,362)	$3,662,384	$(31,467,636)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized loss on short-term investments	$(312,891)	$-	$(1,388,291)
Realized loss on short-term investments, net of taxes, reclassified
from accumulated other comprehensive loss	-	-	837,850

COMPREHENSIVE INCOME (LOSS)	$(2,010,253)	$3,662,384	$(32,018,077)

EARNINGS (LOSS) PER COMMON SHARE
BASIC	$(0.03)	$0.12
DILUTED	$(0.03)	$0.07
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	62,920,431	30,743,131
DILUTED	62,920,431	49,333,456

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(With Cumulative Totals Since Inception)
(Unaudited)

			July 19, 2002
	Three Months Ended		(Inception)
	March 31,	March 31,	to
	2009	2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES		Restated
Net loss	$(1,697,362)	$3,662,384	$(31,467,636)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	32,328	20,692	314,181
Preferred stock issued for services			400,000
Common stock issued for services	43,250	1,960,275	20,916,071
Amortization of prepaid common stock issued for services	548,675	645,375	3,938,800
Common stock warrants and options issued for services	455,960	21,870	1,787,539
Amortization of deferred compensation		27,250	545,000
Loss on sale of property and equipment			18,955
Loss on sale of real estate and forfeiture of deposit			212,936
Loss on sale of short-term investments	17,438		17,438
Change in fair value of derivative financial instruments	(695,854)	(7,246,228)	(13,055,699)
Other than temporary losses on short-term investments			837,850
Common stock issued as charitable contribution			50,000

Changes in assets and liabilities
Prepaid services	53,750		(31,250)
Deposits			(178,726)
Prepaid patent costs	(37,125)	(37,140)	(420,810)
Accounts payable and accrued liabilities	(109,025)	2,872	982,893
Severance payable	(50,000)		1,150,000
Total adjustments	259,397	(4,605,034)	17,485,178
Net cash used in operating activities	(1,437,965)	(942,650)	(13,982,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment - equipment & machinery	(72,208)	(9,601)	(664,187)
Purchase of property and equipment - construction-in-progress	(194,163)	(361,511)	(1,124,242)
Proceeds from sale of property and equipment			44,200
Proceeds from sale of real estate			617,864
Purchase of short-term investments			(4,586,334)
Proceeds from sale of short-term investments	487,985		1,441,645
Net cash provided by (used in) investing activities	221,614	(371,112)	(4,271,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash		2,083,789	21,002,175
Proceeds for stock to be issued		5,069,872
Proceeds from stock subscription receivable		55,175	(130,518)
Purchase of treasury stock			(1,716,473)
Repayment of loans payable and capital lease obligation	(13,092)	(9,845)	(117,385)
Net cash provided by (used in) financing activities	(13,092)	7,198,991	19,037,799

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,229,443)	5,885,229	784,287

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	2,013,730	780,425

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$784,287	$6,665,654	$784,287

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW ACTIVITIES:
Interest Paid	$3,144	$6,073	$62,002

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Balance at July 19, 2002 (Inception)		$-		$-	-	$-	$-	$-	$-	$-	$-	$-	$-

Issuance of initial founders' shares, September 9, 2002 net of subsequent cancellations					2,555,000								-

Common stock shares issued for cash:

Common stock issued for cash on November 5, 2002, at $.50 per share plus 8,000 warrants					8,000		4,000						4,000

Common stock issued for cash on November 21, 2002, at $.50 per share plus 21,000 warrants					21,000		10,500						10,500

Common stock shares issued for services rendered:

Common stock issued for services rendered, on September 10, 2002, at $0.472 per share					1,000,000		472,000						472,000

Common stock issued for services rendered, in November 5, 2002, at $0.50 per share, plus 8,500 warrants					8,500		4,250						4,250

Common stock issued for services rendered, on December 5, 2002, at $0.50 per share, plus 5,100 warrants					5,100		2,550						2,550

Net loss for the period July 19, 2002 (Inception) through December 31, 2002 (Restated, see Note 19)								(508,508)					(508,508)

Balance at December 31, 2002 (Restated, see Note 19)	-	-	-	-	3,597,600	-	493,300	(508,508)	-	-	-	-	(15,208)

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Re-issuance of initial founders' shares, July 2003					1,455,000								-

Common stock shares issued for cash:

Common stock issued for cash on January 3, 2003, at $.50 per share plus 7,500 warrants					7,500		3,750						3,750

Common stock issued for cash on January 27, 2003, at $.50 per share plus 6,500 warrants					6,500		3,250						3,250

Common stock issued for cash on February 12, 2003, at $.50 per share plus 3,100 warrants					3,100		1,550						1,550

Common stock issued for cash on February 27, 2003, at $.50 per share plus 6,400 warrants					6,400		3,200						3,200

Common stock issued for cash on March 7, 2003, at $.50 per share plus 3,100 warrants					3,100		1,550						1,550

Common stock issued for cash on March 21, 2003, at $.50 per share plus 23,500 warrants					23,500		11,750						11,750

Common stock issued for cash on April 9, 2003, at $.50 per share plus 4,600 warrants					4,600		2,300						2,300

Common stock issued for cash on April 30, 2003, at $.50 per share plus 8,800 warrants					8,800		4,400						4,400

Common stock issued for cash on May 7, 2003, at $.50 per share plus 27,400 warrants					27,400		13,700						13,700

Common stock issued for cash on June 2, 2003, at $.50 per share plus 29,000 warrants					29,000		14,500						14,500

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on June 5, 2003, at $.50 per share plus 8,500 warrants					8,500		4,250						4,250

Common stock issued for cash on June 12, 2003, at $.50 per share plus 4,200 warrants					4,200		2,100						2,100

Common stock issued for cash on July 11, 2003, at $.50 per share plus 12,800 warrants					12,800		6,400						6,400

Common stock issued for cash on July 25, 2003, at $.50 per share plus 8,200 warrants					8,200		4,100						4,100

Common stock issued for cash on August 4, 2003, at $.50 per share plus 6,000 warrants					6,000		3,000						3,000

Common stock issued for cash on August 18, 2003, at $.50 per share plus 25,500 warrants					25,500		12,750						12,750

Common stock issued for cash on August 19, 2003, at $.50 per share plus 10,000 warrants					10,000		5,000						5,000

Common stock issued for cash on August 28, 2003, at $.50 per share plus 14,000 warrants					14,000		7,000						7,000

Common stock issued for cash on September 16, 2003, at $.50 per share plus 31,000 warrants					31,000		15,500						15,500

Common stock issued for cash on September 26, 2003, at $.50 per share plus 39,500 warrants					39,500		19,750						19,750

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on October 10, 2003, at $.50 per share plus 38,900 warrants					38,900		19,450						19,450

Common stock issued for cash on October 14, 2003, at $.50 per share plus 70,000 warrants					70,000		35,000						35,000

Common stock issued for cash on October 23, 2003, at $.50 per share plus 4,500 warrants					4,500		2,250						2,250

Common stock issued for cash on November 3, 2003, at $.50 per share plus 48,000 warrants					48,000		24,000						24,000

Common stock issued for cash on November 18, 2003, at $.50 per share plus 32,800 warrants					32,800		16,400						16,400

Common stock issued for cash on December 1, 2003, at $.50 per share plus 23,000 warrants					23,000		11,500						11,500

Common stock issued for cash on December 10, 2003, at $.50 per share plus 12,500 warrants					12,500		6,250						6,250

Common stock issued for cash on December 17, 2003, at $.50 per share plus 10,500 warrants					10,500		5,250						5,250

Stock subscriptions receivable, net										(14,340)			(14,340)

Net loss for the year ended December 31, 2003, (Restated, see Note 19)								(203,659)					(203,659)

Balance at December 31, 2003 (Restated, see Note 19)	-	-	-	-	5,572,400	-	753,200	(712,167)	-	(14,340)	-	-	26,693

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock shares issued for cash:

Common stock issued for cash on January 4, 2004, at $.50 per share plus 32,890 warrants					32,890		16,445						16,445

Common stock issued for cash on January 16, 2004, at $.50 per share plus 7,020 warrants					7,020		3,510						3,510

Common stock issued for cash on January 28, 2004, at $.50 per share plus 33,000 warrants					33,000		16,500						16,500

Common stock issued for cash on February 5, 2004, at $.50 per share plus 60,500 warrants					60,500		30,250						30,250

Common stock issued for cash on February 17, 2004, at $.50 per share plus 30,000 warrants					30,000		15,000						15,000

Common stock issued for cash on March 3, 2004, at $.50 per share plus 14,610 warrants					14,610		7,305						7,305

Common stock issued for cash on March 16, 2004, at $.50 per share plus 8,000 warrants					8,000		4,000						4,000

Common stock issued for cash on March 19, 2004, at $.50 per share plus 18,000 warrants					18,000		9,000						9,000

Common stock issued for cash on March 25, 2004, at $.50 per share plus 49,500 warrants					49,500		24,750						24,750

Common stock issued for cash on April 13, 2004, at $.50 per share plus 19,500 warrants					19,500		9,750						9,750

Common stock issued for cash on April 23, 2004, at $.50 per share plus 11,000 warrants					11,000		5,500						5,500

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on July 6, 2004, at $.50 per share plus 538,000 warrants					538,000		317,720						317,720

Common stock issued for cash on July 9, 2004, at $.50 per share plus 36,500 warrants					36,500		18,250						18,250

Common stock issued for cash on August 13, 2004, at $.50 per share plus 11,000 warrants					11,000		5,500						5,500

Common stock issued for cash on October 12, 2004, at $1.50 per share plus 43,000 warrants					43,000		64,500						64,500

Common stock issued for cash on October 14, 2004, at $1.00 per share plus 2,000 warrants					2,000		2,000						2,000

Common stock issued for cash on October 21, 2004, at $1.00 per share plus 3,125 warrants					3,125		3,125						3,125

Common Stock Shares issued for services rendered:

Common stock issued for services rendered on October 12, 2004, at $1.00 per share					545,000		545,000		(545,000)				-

Other:

Common stock issued in exchange for real estate on August 25, 2004 at $1.00 per share plus 500,000 warrants					500,000		500,000						500,000

Common stock issued in exchange for real estate on September 7, 2004 at $1.00 per share plus 150,000 warrants					150,000		150,000						150,000

Common stock issued as charitable contribution on October 12, 2004, at $1.00 per share					50,000		50,000						50,000

Common stock Initial Founder's shares cancelled on October 28, 2004					(250,000)		-						-

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total
Stock subscriptions receivable, net										(74,240)			(74,240)

Net loss for the year ended December 31, 2004								(672,219)					(672,219)

Balance at December 31, 2004	-	-	-	-	7,485,045	-	2,551,305	(1,384,386)	(545,000)	(88,580)	-	-	533,339

Common stock shares issued for cash:

Common stock issued for cash on January 14, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

Common stock issued for cash on January 18, 2005, at $1.00 per share plus 10,000 warrants					10,000		10,000						10,000

Common stock issued for cash on March 2, 2005, at $1.00per share plus 25,980 warrants					25,980		25,980						25,980

Common stock issued for cash on March 29, 2005, at $1.00 per share					2,000		2,000						2,000

Common stock issued for cash on September 16, 2005, at $2.00 per share plus 11,500 warrants					11,500		23,000						23,000

Common stock issued for cash on October 5, 2005, at $2.00 per share plus 5,000 warrants					5,000		10,000						10,000

Common stock issued for cash on October 5, 2005, at $2.00 per share plus 11,500 warrants					11,500		23,000						23,000

Common stock issued for cash on November 2, 2005, at $2.00 per share plus 500 warrants					500		1,000						1,000

Common stock issued for cash on November 2, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on November 8, 2005, at $1.00 per share plus 22,000 warrants					22,000		22,000						22,000

Common stock issued for cash on November 9, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

Common stock issued for cash on November 18, 2005, at $2.00 per share plus 97,000 warrants					97,000		96,990						96,990

Common stock issued for cash on November 18, 2005, at $1.00 per share plus 16,000 warrants					16,000		32,000						32,000

Common stock issued for cash on November 22, 2005, at $1.00 per share plus 7,000 warrants					7,000		7,000						7,000

Common stock issued for cash on November 22, 2005, at $2.00 per share plus 24,835 warrants					24,835		49,670						49,670

Common stock issued for cash on November 23, 2005, at $2.00 per share plus 2,000 warrants					2,000		4,000						4,000

Common stock issued for cash on November 30, 2005, at $2.00 per share plus 5,000 warrants					5,000		10,000						10,000

Common stock issued for cash on November 30, 2005, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

Common stock issued for cash on December 2, 2005, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on December 2, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

Common stock issued for cash on December 6, 2005, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on December 7, 2005, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on December 7, 2005, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

Common stock issued for cash on December 8, 2005, at $2.00 per share plus 16,285 warrants					16,285		32,570						32,570

Common stock issued for cash on December 14, 2005, at $2.00 per share plus 26,850 warrants					26,850		53,700						53,700

Common stock issued for cash on December 16, 2005, at $1.00 per share plus 13,000 warrants					13,000		13,000						13,000

Common stock issued for cash on December 19, 2005, at $2.00 per share plus 46,000 warrants					46,000		92,000						92,000

Common stock issued for cash on December 28, 2005, at $2.00 per share plus 10,000 warrants					10,000		20,000						20,000

Common stock issued for cash on December 30, 2005, at $.70 per share plus 338,000 warrants					84,500		59,423						59,423

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on December 30, 2005, at $2.00 per share plus 6,500 warrants					6,500		13,000						13,000

Common stock issued for cash on December 30, 2005, at $1.02 per share plus 100,000 warrants					100,000		102,000						102,000

Common stock issued for cash on December 30, 2005, at $.65 per share plus 85,200 warrants					21,300		13,815						13,815

Common stock issued for cash on December 30, 2005, at $.65 per share plus 20,000 warrants					5,000		3,235						3,235

Common stock issued for cash on December 30, 2005, at $.73 per share plus 66,000 warrants					16,500		12,033						12,033

Common stock issued for cash on December 30, 2005, at $.36 per share plus 18,000 warrants					4,500		1,610						1,610

Common stock issued for cash on December 30, 2005, at $.64 per share plus 60,800 warrants					15,200		9,750						9,750

Common stock issued for cash on December 30, 2005, at $.99 per share plus 8,000 warrants					2,000		1,985						1,985

Common stock issued for cash on December 30, 2005, at $.70 per share plus 134,000 warrants					33,500		23,385						23,385

Common stock issued for cash on December 31, 2005, at $1.02 per share plus 26,705 warrants					26,705		61,362						61,362

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common Stock Shares issued for services rendered:

Common stock issued for services rendered on March 11, 2005, at $1.00 per share, plus 8,000 warrants					8,000		8,000						8,000

Common stock issued for services rendered on March 21, 2005, at $1.00 per share, plus 42,000 warrants					42,000		42,000						42,000

Common stock issued for services rendered on March 29, 2005, at $1.00 per share, plus 2,000 warrants					2,500		2,500						2,500

Common stock issued for services rendered on December 8, 2005, at $1.00 per share, plus 1,000 warrants					1,000		1,000						1,000

Other:

Common stock issued in exchange for real estate on January 18, 2005 at $1.00 per share plus 80,800 warrants					80,800		80,800						80,800

Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on February 23, 2005					7,500,000								-

Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on March 29, 2005					30,000,000								-

Common stock issued for payment of debts on March 11, 2005, at $1.00 per share plus 1,087 warrants					1,087		1,087						1,087

Stock subscriptions receiveable, net										10,398			10,398

Amortization of deferred compensation									109,000				109,000

Net loss for the year ended December 31, 2005								(1,291,169)					(1,291,169)

Balance at December 31, 2005	-	-	-	-	45,866,087	-	3,601,200	(2,675,555)	(436,000)	(78,182)	-	-	411,463

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock shares issued for cash:

Common stock issued for cash on January 9, 2006, at $1.18 per share plus 61,000 warrants					61,000		72,000						72,000

Common stock issued for cash on January 19, 2006, at $2.00 per share plus 3,000 warrants					3,000		6,000						6,000

Common stock issued for cash on January 23, 2006, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on January 26, 2006, at $2.00 per share plus 29,500 warrants					29,500		59,000						59,000

Common stock issued for cash on January 27, 2006, at $2.00 per share plus 11,100 warrants					11,100		22,200						22,200

Common stock issued for cash on January 31, 2006, at $2.00 per share plus 15,000 warrants					15,000		30,000						30,000

Common stock issued for cash on February 1, 2006, at $1.00 per share plus 2,000 warrants					2,000		2,000						2,000

Common stock issued for cash on February 2, 2006, at $2.00 per share plus 1,000 warrants					1,000		2,000						2,000

Common stock issued for cash on February 2, 2006, at $2.00 per share plus 6,000 warrants					1,500		3,000						3,000

Common stock issued for cash on February 6, 2006, at $2.00 per share plus 10,000 warrants					10,000		20,000						20,000

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on February 8, 2006, at $1.00 per share plus 100,000 warrants					100,000		100,000						100,000

Common stock issued for cash on February 9, 2006, at $.31 per share plus 52,000 warrants					26,000		8,125						8,125

Common stock issued for cash on February 10, 2006, at $1.00 per share plus 10,000 warrants					10,000		10,000						10,000

Common stock issued for cash on February 15, 2006, at $2.00 per share plus 15,000 warrants					15,000		30,000						30,000

Common stock issued for cash on February 16, 2006, at $1.00 per share plus 200,000 warrants					200,000		200,000						200,000

Common stock issued for cash on February 16, 2006, at $2.00 per share plus 10,000 warrants					10,000		20,000						20,000

Common stock issued for cash on February 17, 2006, at $1.02 per share plus 50,000 warrants					50,000		50,614						50,614

Common stock issued for cash on February 22, 2006, at $2.00 per share plus 2,000 warrants					2,000		4,000						4,000

Common stock issued for cash on February 28, 2006, at $1.00 per share plus 15,500 warrants					15,500		15,500						15,500

Common stock issued for cash on March 2, 2006, at $2.00 per share plus 15,000 warrants					15,000		30,000						30,000

Common stock issued for cash on March 13, 2006, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

Common stock issued for cash on March 16, 2006, at $1.00 per share plus 2,500 warrants					2,500		2,500						2,500

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on March 17, 2006, at $.36 per share plus 308,000 warrants					154,000		55,175						55,175

Common stock issued for cash on March 20, 2006, at $2.00 per share plus 11,800 warrants					11,800		23,600						23,600

Common stock issued for cash on April 5, 2006, at $2.00 per share plus 1,000 warrants					1,000		2,000						2,000

Common stock issued for cash on April 26, 2006, at $2.00 per share plus 8,000 warrants					8,000		16,000						16,000

Common stock issued for cash on May 4, 2006, at $2.00 per share plus 2,200 warrants					2,200		4,400						4,400

Common stock issued for cash on May 8, 2006, at $2.00 per share plus 500 warrants					500		1,000						1,000

Common stock issued for cash on May 10, 2006, at $2.00 per share plus 750 warrants					750		1,500						1,500

Common stock issued for cash on May 15, 2006, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on May 17, 2006, at $1.00 per share plus 600,000 warrants					600,000		600,000						600,000

Common stock issued for cash on May 20, 2006, at $.49 per share plus 10,000 warrants					6,436		3,148						3,148

Common stock issued for cash on May 22, 2006, at $1.00 per share plus 2,000 warrants					1,000		1,000						1,000

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on May 25, 2006, at $1.00 per share plus 8,000 warrants					8,000		16,000						16,000

Common stock issued for cash on May 30, 2006, at $2.00 per share plus 19,500 warrants					19,500		39,000						39,000

Common stock issued for cash on June 2, 2006, at $1.00 per share plus 11,800 warrants					11,800		11,800						11,800

Common stock issued for cash on June 7, 2006, at $2.00 per share plus 1,250 warrants					1,250		2,500						2,500

Common stock issued for cash on June 7, 2006, at $2.00 per share plus 15,000 warrants					15,000		14,990						14,990

Common stock issued for cash on June 12, 2006, at $.50 per share plus 50,000 warrants					25,000		12,485						12,485

Common stock issued for cash on June 22, 2006, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on June 23, 2006, at $1.00 per share plus 24,000 warrants					24,000		24,000						24,000

Common stock issued for cash on June 26, 2006, at $2.00 per share plus 1,900 warrants					1,900		3,800						3,800

Common stock issued for cash on July 6, 2006, at $2.00 per share plus 250 warrants					250		500						500

Common stock issued for cash on July 11, 2006, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock issued for cash on July 17, 2006, at $1.02 per share plus 872,000 warrants					436,000		445,000						445,000

Common stock issued for cash on July 27, 2006, at $2.00 per share plus 2,250 warrants					2,250		4,500						4,500

Common stock issued for cash on July 28, 2006, at $1.00 per share plus 10,000 warrants					10,000		10,000						10,000

Common stock issued for cash on August 4, 2006, at $2.00 per share plus 100,000 warrants					50,000		99,961						99,961

Common stock issued for cash on August 14, 2006, at $1.00 per share plus 160,000 warrants					160,000		160,000						160,000

Common stock issued for cash on August 14, 2006, at $2.00 per share plus 100,000 warrants					50,000		99,961						99,961

Common stock issued for cash on August 30, 2006, at $1.00 per share					3,200		3,200						3,200

Common stock issued for cash on September 13, 2006, at $1.00 per share plus 14,500 warrants					14,500		14,500						14,500

Common stock issued for cash on September 14, 2006, at $1.00 per share plus 50,000 warrants					50,000		50,000						50,000

Common stock issued for cash on September 14, 2006, at $.35 per share plus 863,200 warrants					431,600		288,207						288,207

Common stock issued for cash on September 15, 2006, at $1.00 per share plus 77,510 warrants					47,150		47,510						47,510

Common stock issued for cash on September 15, 2006, at $2.00 per share plus 1,600 warrants					1,600		3,200						3,200

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock		(Restated)	Deficit Accumulated	(Restated)			Accumulated	(Restated)
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common Stock Shares issued for services rendered:

Common stock issued for services rendered, on September 22, 2006, at $1.04 per share plus 14,123 warrants					14,123		14,746						14,746

Common stock issued for services rendered to old GRC (shell)'s officer, on September 23, 2006, at $2.00 per share					25,000	25	49,975						50,000

Other:

Common stock issued in exchange for investment in real estate on September 18, 2006, at $2.00 per share, plus 22,500 warrants					22,500		45,000						45,000

Common stock issued for conversion of old GRC (shell)'s debt on September 26, 2006, at approximately $0.05 per share					2,681,837	2,682	118,000						120,682

Stock subscriptions receiveable, net										(582,511)			(582,511)

Reclass deferred compensation due to adoption of SFAS 123(R)							(436,000)		436,000				-

Amortization of deferred compensation							109,000						109,000

Effect of reverse merger September 22, 2006					72,241	48,761	(169,444)						(120,683)

Common and Preferred Stock A issued for merger with Mobilestream Oil, Inc. on December 31, 2006, at $0.26 per share plus 27,205,867 warrants	35,236,188	35,236			11,145,255	11,145	3,310,274	(10,498)					3,346,157

Cancellation of shares for merger with Mobilestream, Inc. on November 28, 2006					(37,500,000)	(37,500)	37,500						-

Reclassification of derivative liability on warrants							(16,139,529)						(16,139,529)

Net loss for the year ended December 31, 2006								(5,010,541)					(5,010,541)

Balance at December 31, 2006	35,236,188	35,236	-	-	(25,113,329)	25,113	(6,648,402)	(7,696,594)	-	(660,693)	-	-	(14,945,340)

See accompanying notes to the condensed consolidated financial statements.

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

See accompanying notes to the condensed consolidated financial statements.

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

See accompanying notes to the condensed consolidated financial statements.

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

See accompanying notes to the condensed consolidated financial statements.

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

See accompanying notes to the condensed consolidated financial statements.

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

See accompanying notes to the condensed consolidated financial statements.

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

See accompanying notes to the condensed consolidated financial statements.

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

See accompanying notes to the condensed consolidated financial statements.

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

See accompanying notes to the condensed consolidated financial statements.

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

See accompanying notes to the condensed consolidated financial statements.

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

See accompanying notes to the condensed consolidated financial statements.

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

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Other:

Preferred stock B - converted to common stock on April 8, 2008			(1,000)	(1)	206,559	207	(206)

Preferred stock A - converted by former officer into common stock on June 25, 2008	(1,791,064)	(1,791)			895,532	895	896						-

Preferred stock A - converted by former officer into common stock on August 13, 2008	(33,440,124)	(33,440)			16,720,062	16,720	16,720						-

Treasury stock, purchased from former officer on August 13, 2008, for $.25 per share					(6,600,000)						(1,650,000)		(1,650,000)

Stock subscription receivable, net							(130,518)			185,693			55,175

Record other comprehensive loss - net unrealized gain /(loss) on short-term investments:

Other comprehensive loss - net unrealized loss recorded at June 30, 2008												(142,312)	(142,312)

Other comprehensive loss - net unrealized loss recorded at September 30, 2008												(819,015)	(819,015)

Other comprehensive loss - net unrealized loss recorded at December 31,2008												(114,073)	(114,073)

Reclassification of unrealized loss deemed to be other than temporary												837,850	837,850

Amortization and write-off of deferred compensation							218,000						218,000

Net loss for the year ended December 31, 2008								(15,495,349)					(15,495,349)

Balance at December 31, 2008	5,000	$5	-	$-	62,854,203	$69,549	$35,842,053	$(29,770,274)	$-	$-	$(1,716,473)	$(237,550)	$4,187,310

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock shares issued for services rendered:

Common stock issued for services rendered, on Jan. 8, 2009, at $1.17 per share plus 150,000 warrants					60,000	60	70,140						70,200

Common stock issued for services rendered, on Feb 24, 2009, at $1.30 per share					15,000	15	19,485						19,500

Common stock issued for services rendered, on March 20, 2009, at $1.25 per share plus 60,041 warrants					19,000	19	23,731						23,750

Common stock warrants and option activity:

Common Stock Warrants issued for services Non-Employees on Jan. 2, 2009, at $1.50							25,787						25,787

Common Stock Warrants issued for services Non-Employees on Feb. 18, 2009, at $2.50							31,666						31,666

Common Stock Warrants issued for services Non-Employees on March 2, 2009, at $1.02							9,103						9,103

Common Stock Warrants issued for services (BOD) on March 27, 2009, at $1.04							27,119						27,119

Common Stock Warrants amortization expense issued for services Non-Employees on October 31, 2008, at $1.58							102,285						102,285

Record Common Stock Options expense for options issued to employee on October 1, 2008, at fair value of $1.04 per share							260,000						260,000

Other:

Preferred stock A - converted to common stock on January 6, 2009	(5,000)	(5)			2,500	2	3						-

Record other comprehensive loss - unrealized loss recorded at March 31, 2009												(312,891)	(312,891)

Net loss for the period ended March 31, 2009								(1,697,362)					(1,697,362)
								.
Balance at March 31, 2009	-	$-	-	$-	62,950,703	$69,645	$36,411,372	$(31,467,636)	$-	$-	$(1,716,473)	$(550,441)	$2,746,467

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and should be read in conjunction with the consolidated financial statements of Global Resources Corporation included in form 10-K for the year ending December 31, 2008.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that maybe expected for the year ended December 31, 2009.

Nature of Business

Global Resource Corporation’s (“GRC” or, “the Company”) business plan is to research, develop and market the business of decomposing petroleum-based materials by subjecting them to a fixed-frequency microwave radiation (the “Technology”) at specifically selected frequencies for a time sufficient to at least partially decompose the materials, converting the materials into hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits and waste oil streams.

The Company’s business goals for exploitation of the Technology are as follows:

1)	The design, manufacture and sale of machinery and equipment units, embodying the Technology.
2)	The ownership and operation of plants to use the Technology in conjunction with other investors.
3)	The formation of Joint-Venture relationships with established companies.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”)

Prior to September 22, 2006, the old GRC (shell) was a shell company (“old GRC (shell)”).

On September 22, 2006, the old GRC shell completed the acquisition of Carbon Recovery Corporation (“CRC”), a New Jersey corporation formed on July 19, 2002, pursuant to a July 2006 plan and agreement of reorganization (“CRC Acquisition Agreement”).

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 1- NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of Presentation (continued)

On December 31, 2006, the Company completed the acquisition of Mobilestream Oil, Inc. (“Mobilestream”) in a transaction deemed to be a merger of entities under common control.

Each of the foregoing transactions changed the reporting entity of the Company.  As a result of the CRC transaction, the Company’s reporting reflected the historical accounts of CRC.  Subsequently, as a result of the Mobilestream transaction, the Company’s financial statements were combined with Mobilestream on an “as-if” pooling basis since the date common control was established. As a result of a February 2006 recapitalization transaction between Mobilestream, legal acquirer, and PSO Enterprises, Inc. (“PSO”) (surviving corporation of a January 2006 merger with a related party , Careful Sell Holdings, LLC (“Careful Sell”), accounting acquirer, common control was established at February 17, 2005, the inception date of Careful Sell.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Short Term Investments

Cash in excess of operating requirements is invested in marketable debt and equity securities, all of which are classified as available for sale, and are carried at their fair value.  The unrealized gains or losses of these investments, which are deemed to be temporary in nature are recorded as part of accumulated other comprehensive income (loss), are included in the consolidated statement of stockholders’ equity. Realized gains or loss and declines in value judged to be other-than-temporary on these investments are recognized as realized gains or losses in the consolidated statements of operations and comprehensive income (loss).

Patents

Legal fees associated with patents, which are expected to be issued are recorded as prepaid patent costs on the accompanying consolidated balance sheets.  Upon approval by the relevant patent office, the prepaid patent costs will be reclassified to an intangible asset, and amortized over the expected life of the patent.  The value of the patent(s) will be reviewed each year for possible impairment and expensed in the year it is determined that a write-down in the value of the patent is required.  Prepaid patent costs associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or are abandoned.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs

The Company complies with the accounting and reporting requirements of SFAS No. 2, “Accounting for Research and Development Costs (as amended)”.  Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s microwave Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   R & D costs are expensed when incurred.   The amounts charged to operations for the three months ended March 31, 2009 and 2008, and for the cumulative period July 19, 2002 (inception) to March 31, 2009 were $242,899, $126,258 and $1,523,938, respectively.

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

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company’s stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants was not material under APB No. 25. The Company applied the disclosure provisions under SFAS No. 123, “Accounting for Stock-Based Compensation” and related interpretations as if the fair value had been applied in measuring compensation expense. As a result, stock-based compensation expense, based upon the fair value method, is included as a pro forma disclosure in the notes to the Company’s consolidated financial statements.

The effect on the Company’s net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the cumulative period July 19, 2002 (inception) to March 31, 2009 was not material.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. The total expense associated with stock-based employee compensation was approximately $260,000 for the three months ended March 31, 2009, and $1,300,000 for the period July 19, 2002 (inception) to March 31, 2009.  There was no expense associated with stock-based employee compensation for the three months ended March 31, 2008.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

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

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of March 31, 2009 and 2008 respectively, are as follows:

	As of March 31, 2009	As of March 31, 2008
Options	5,200,000	200,000

Warrants	21,725,836	15,318,182

Convertible preferred stock	-	17,822,153

Total	26,925,836	33,340,335

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of March 31, 2009.

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

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 in the first quarter of 2009. The adoption of SFAS No. 161 did not have a material impact on the consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FAS FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS FSP 107-1 also amends APB No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FAS FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP if certain requirements are met. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” These FSP’s are intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. These FSP’s also require increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. These FSP’s shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FSP FAS 157-4 or FSP FAS 107-1 and APB. No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, the entity also is required to adopt early these FSP’s. Additionally, if an entity elects to adopt early these FSP’s, it is required to adopt FSP FAS 157-4

These FSP’s do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, these FSP’s require comparative disclosures only for periods ending after initial adoption.

Reclassification

Certain amounts for the three months ended March 31, 2008, and for the cumulative period from July 19, 2002 (inception) to March 31, 2009 have been reclassified in the comparative consolidated financial statements to be comparable to the presentation for the three months ended March 31, 2009.   These reclassifications, along with certain income adjustments, are further described in Note 11.

NOTE 3 - GOING CONCERN

As shown in the accompanying condensed financial statements, the Company incurred substantial net losses in the amount of $1,697,362 for the three months ended March 31, 2009 and $31,467,636 for the cumulative period from July 19, 2002 (inception) to March 31, 2009. The Company also had negative cash flows from its operations in the amount of $1,437,965 and $13,982,458 for the three month period ended March 31, 2009 and for the cumulative period from July 19, 2002 (inception) to March 31, 2009, respectively.  Additionally, the Company has had no revenue since inception.

Based on the Company’s current operating plan, the total cash expenditures needed for the next twelve months are expected to exceed the Company’s cash, cash equivalents and short-term investments, aggregating approximately $2,500,000, as of March 31, 2009.  Our assessment of our cash needs may be affected by changes in our assumptions relating to our technological and engineering requirements in the development of our products as well as payroll, staff and administrative related matters.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

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

The Company’s plans to address the expected cash shortfall are dependent upon its ability to raise capital or to secure significant sales orders of our system as a source of revenue.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations thus raising substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities in the normal course of business.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has engaged Clark Resources, Inc. (“Clark”), a governmental relations consulting firm located in Harrisburg, Pennsylvania, to provide consulting services with respect to governmental issues concerning permits and funding.  The Company has a monthly retainer agreement in the amount of $5,000 with Clark and for the three month period ended March 31, 2009 and 2008, and for the cumulative period July 12, 2002 (inception) to March 31, 2009, paid Clark Resources a total of $15,000, $15,000, and $169,670, respectively.  The president and CEO of Clark is Frederick A. Clark, who has served as a director of the Company since December 2006.

On October 1, 2008, the Company entered into a four month consulting agreement with LP (Origination) Limited (“LP”), a company incorporated in the United Kingdom, to provide consulting services relating to the oil and gas industries.  The Company issued 100,000 shares of its common stock to LP on October 7, 2008 for payment of these consulting services, and the related $37,250 of the total charge of $149,000 was recorded as prepaid services on the consolidated balance sheet at December 31, 2008.  For the three month period ending March 31, 2009, a  charge to operations, which is reflected in general and administrative expenses on the condensed statement of operations and comprehensive loss, was $56,750.  The president of LP is Peter A. Worthington, who has served as a director of the Company since August 2008.  In addition to the common shares issued to LP, the Company also paid a fee in the amount of $90,000 to Mr. Worthington for the services provided under the agreement in December 2008.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

On September 4, 2008, the Company entered into a consulting agreement with Paul Sweeney for services relating to investor relations and other investment banking services.  On September 8, 2008, the Company issued 1,500,000 shares of its common stock to Mr. Sweeney valued at $1,440,000 for his consulting services.  The Company recorded an expense of $360,000 to the condensed consolidated statement of operations and comprehensive loss for the three month period ended March 31, 2009 and $600,000 is the balance on the condensed consolidated balance sheet classified as prepaid services as of March 31, 2009.   Mr. Paul Sweeney has served as a director of the Company since August 2008.

In November 2007, the Company entered into a six month consulting agreement with Worldwide Strategic Partners, Inc. (“Worldwide”), a corporation in which General Lincoln Jones III, one of our directors, has an ownership interest in excess of ten percent. The consulting agreement was executed and delivered approximately six months before General Jones became a director of our Company. Subsequent to the execution of the consulting agreement with Worldwide, the Company issued a total of 150,000 shares of its common stock to Worldwide and its assignees valued at $448,000 through June 30, 2008, of which 31,250 shares were distributed to General Jones. On May 26, 2008, the Company and Worldwide terminated the November 2007 consulting agreement by agreeing to pay Worldwide a total of 275,000 shares of its common stock for its services, inclusive of the 150,000 shares already issued. The residual expense of $281,250 associated with consulting services was recorded to the consolidated statement of operations and comprehensive loss in general and administrative expenses in the third quarter of 2008.  On May 26, 2008, the Company entered into a new five year consulting agreement with Worldwide expiring on May 26, 2013, pursuant to which Worldwide will identify potential acquisition candidates or joint venture partners for the Company, and upon closing a transaction with any such candidate, the Company will pay Worldwide a fee based upon a percentage of the value of the transaction beginning with 5% of the first $1,000,000 dollars, and declining 1% for each successive $1,000,000 increase in transaction value until Worldwide receives 1% of the transaction value in excess of $4,000,000.

NOTE 5 - STOCKHOLDERS’ EQUITY

Common stock issued for services to non-employees

During the three months period ended March 31, 2009, the Company issued a total of 94,000 shares of its common stock to non-employees for services rendered or to be rendered.  These services were valued at $113,450.

Preferred Stock

In January 2009, the remaining 5,000 shares of Preferred Stock A, held by a person related to the Company’s former Chief Executive Officer, Frank Pringle, was converted into 2,500 shares of common stock.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants

During the period from July 19, 2002 (inception) to March 31, 2009, the Company granted two types of warrants: (a) Purchase warrants – sold in conjunction with the sale of common stock and (b) Compensation warrants – grants to non-employee consultants for services provided or to be provided.  Warrants issued in association with the sale of common stock have no related expense, and accordingly no effect on the Company’s results of operations. A fair value for each warrant is calculated using the Black-Scholes option-pricing model and a debit and credit is recorded to additional paid-in capital.   For Compensation warrants, the Company records the expense of options granted to non-employee consultants for services based on the estimated fair value of the warrants using the Black-Scholes option-pricing model on the grant date.  The Company believes that the estimated fair value of the warrants is more readily measurable than the fair value of services rendered.

The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions:

	2009	July 19, 2002 (inception) to March 31, 2009

Dividend yield	0%	0%
Expected volatility	132% - 149%	100% - 240%
Risk-free interest rate	.80% - 1.87%	.80% - 4.97%
Expected life	1.3 - 5 years	.5 years - 5 years
Expected forfeiture rate	0%	0%

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants (continued)

A summary of the status of the Company’s stock warrants for the three month period ended March 31, 2009 is as follows:

	Warrants	Range of Exercise price	Weighted Average Exercise price
Balance at December 31, 2008	21,425,795	$.80 - $4.75	$ 2.79

Granted	300,041	$1.02 - $2.50	$ 1.33
Cancelled	-
Exercised	-
Balance at March 31, 2009	21,725,836	$.80 - $4.75	$ 2.77
Exercisable at March 31, 2009	10,806,429		$ 2.00

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants (continued)

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding at 03/31/09	Weighted Average Remaining Contractual life	Weighted Average Exercise price	Number Outstanding at 03/31/09	Weighted Average Exercise price
$ 0.80	400,000	0.75	$ 0.80	400,000	$ 0.80
$ 1.02	60,000	4.92	$ 1.02	-	$ 1.02
$ 1.04	30,000	5.00	$ 1.04	30,000	$ 1.04
$ 1.35	20,000	4.58	$ 1.35	20,000	$ 1.35
$ 1.50	150,000	1.75	$ 1.50	-	$ 1.50
$ 2.00	9,847,782	0.75	$ 2.00	9,537,782	$ 2.00
$ 2.25	25,000	4.50	$ 2.25	25,000	$ 2.25
$ 2.50	350,041	1.75	$ 2.50	350,041	$ 2.50
$ 2.63	6,000	3.92	$ 2.63	6,000	$ 2.63
$ 2.75	5,734,546	0.58	$ 2.75	428,606	$ 2.75
$ 2.83	9,000	4.17	$ 2.83	9,000	$ 2.83
$ 4.00	1,387,600	0.58	$ 4.00	-	$ 4.00
$ 4.75	3,705,867	0.58	$ 4.75	-	$ 4.75
	21,725,836		$ 2.78	10,806,429	$ 2.00

Compensation warrants

During the three month period ended March 31, 2009, the Company granted 300,041 common stock warrants to non-employees for service provided or to be provided.   The distribution of these warrants is as follows:  On January 2, 2009, 150,000 warrants issued with exercise price of $1.50 and are exercisable until December 31, 2010, on February 18, 2009, 60,041 warrants issued with exercise price of $2.50 and are exercisable until June 30, 2010, on March 2, 2009, 60,000 warrants issued with exercise price of $1.02 and are exercisable until March 2, 2014, and on March 27, 2009, 30,000 warrants issued with exercise price of $1.04 and are exercisable until March 27, 2014.  The fair value of the warrants was determined using the Black-Scholes option pricing model.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

Pursuant to the 2006 Acquisition Agreements, the Acquisition Warrants must be held in liquidating trusts indefinitely until they are registered or an exemption from such registration is available.   Further, unless the underlying shares have been registered, the trustees of the liquidating trusts may serve written demand on the Company that the shares issuable upon exercise of the Acquisition Warrants held by the trusts be registered.  The 23,500,000 Mobilestream warrants issued directly to Pringle were not held in a liquidating trust as required by the terms of the Mobilestream acquisition agreement.  Although these warrants were not held in the liquidating trust, the Company believes that they should still be subject to the terms of the Mobilestream acquisition agreement, and accordingly, were included in the computation of derivative liabilities as discussed below.

The Company analyzed the Acquisition Warrants in conjunction with the 2006 Acquisition Agreements pursuant to the provisions of EITF No. 00-19. Since the trustees of the liquidating trusts can serve written demand on the Company that the shares issuable upon the exercise of the Acquisition Warrants held by the trusts be registered and the 2006 Acquisition Agreements (i) do not specify any circumstances under which net-cash settlement would be permitted or required and (ii) do not specify how the contract would be settled in the event the Company is unable to deliver registered shares, the Acquisition Warrants do not meet all of the conditions required for equity classification.  Accordingly, the Company has classified the Acquisition Warrants as derivative liabilities at the time of the respective effective dates of each of the 2006 Acquisition Agreements.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

The impact of the application of EITF No. 00-19 on the Company’s consolidated balance sheet as of March 31, 2009 and for the three-month period then ended is as follows:

Date	Derivative Liability on Consolidated Balance Sheets	Gain (Loss) impacting Consolidated Statements of Operations and Comprehensive Loss
March 31, 2009	895,980	695,854

The following table shows the variables used in the Black-Scholes option pricing model calculation used to determine the fair values for the derivative liability above:

Warrants	Date	Exercise Price	Market Price of Underlying Common Stock	Expected Volatility Rate	Risk Free Interest Rate	Expected Life
CRC B & D	03/31/2009	$ 2.75	$ 1.01	146%	.49%	7 months
CRC E	03/31/2009	$ 4.00	$ 1.01	146%	.49%	7 months
Mobilestream	03/31/2009	$ 4.75	$ 1.01	146%	.49%	7 months

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

Employee Options

On January 29, 2009, the Company authorized 35,000 common stock options to staff employees.  These options have an exercise price of $1.02, an expiration date of ten years from grant date and become fully vested on July 1, 2009.  These options were granted under the Company’s 2008 Incentive Stock Option Plan, as amended and are subject to stockholder approval of an Amendment to the Plan, increasing the number of shares available for issuance.

On February 19, 2009, the Company authorized 75,000 common stock options to an employee.  These options have an exercise price of $1.27, and expire on February 19, 2019.  The option vest one-third on the one year anniversary of the grant date, one-third on the two year anniversary of the grant date one-third on the three year anniversary of the grant date.  These options were granted under the Company’s 2008 Incentive Stock Option Plan, as amended, and are subject to stockholder approval of an Amendment to the Plan, increasing the number of shares available for issuance.

On September 23, 2008, as part of obligations under employment contracts, the Company authorized 8,500,000 stock options to four key executives, with 5,000,000 approved (to new CEO Eric Swain) and 3,500,000 stock options subject to stockholder approval.  These options have an exercise price of $1.18 per share and expire ten years after the vesting date.  1,000,000 of Mr. Swain’s options vested immediately and the balance will vest in equal annual installments of 1,000,000 options on September 23, 2009 and on each anniversary thereafter for the three years thereafter.  Of the combined 3,500,000 options granted to the three other executives, one-fifth options will vest immediately upon approval of the amendment of the Company’s stock option plan and the remainder will vest one-fifth on September 23, 2009 and an additional one-fifth on each anniversary thereafter for the next three years, provided that the executives are employed by the Company at each vesting date. The Company recorded an expense to general and administrative expenses in the accompanying 2009 condensed consolidated statement of operations and comprehensive loss in the amount of $260,000 for the approved options to the CEO, which represents the charge related to the options that had vested immediately.  As of March 31, 2009, total unrecognized compensation cost related to unvested stock options of the CEO is approximately $3,900,000, which is to be recognized over the expected term of five years.   The assumptions used in the Black-Scholes option-pricing model used to determine the fair value of the options are: a dividend yield of 0%; an expected volatility rate of 123.5%; a risk-free interest rate of 2.93%; and an expected life of approximately six years. Expected forfeitures were estimated to be 0%.  No expense has yet to be recorded for the unapproved options.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

Employee Options (continued)

A summary of the status of the Company’s outstanding employee stock options as of March 31, 2009 is as follows:

	Number of Option shares	Weighted Average Exercise price	Number of vested Option shares
Options from July 19, 2002 (inception) to December 31, 2004	-
Granted	200,000	$ 1.00	50,000
Options as of December 31, 2005	200,000	$ 1.00	50,000
Options as of December 31, 2006	200,000	$ 1.00	100,000
Options as of December 31, 2007	200,000	$ 1.00	150,000
Granted	5,000,000	$ 1.18	1,000,000
Exercised	-	-	-
Forfeited/expired	-	-	-
Options as of December 31, 2008	5,200,000	$ 1.17	1,200,000
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Options as of March 31, 2009	5,200,000	$ 1.17	1,200,000

The 4,060,000 options (for nine employees) awaiting stockholder approval are not included in summary table above because options under an arrangement that is subject to shareholder approval are not deemed to be granted until that approval is obtained, unless approval is essentially a formality, which the Company has deemed not to be the case.

As of March 31, 2009, 1,200,000 options are vested and no options have been exercised. The weighted average exercise price is $1.17.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Severance Agreement

On November 12, 2008, the Company entered into a severance agreement with Pringle, and 888 Corporation, a New Jersey corporation owned directly or indirectly by Pringle (the "Severance Agreement").  The Severance Agreement replaces a prior consulting agreement with 888 Corporation, which was approved by the Board of Directors on May 21, 2008.  Pursuant to the Severance Agreement, the Company has agreed to pay Pringle $200,000 per year for the six year period commencing on January 1, 2009 subject to Pringle and 888 Corporation’s continued compliance with the terms of the Severance Agreement. Pursuant to the Severance Agreement, Pringle has returned 225,000 shares of the Company’s common stock previously issued to him, and he resigned as a member of the Company's Board of Directors and in all other capacities. Pringle also agreed to restrict the amount of shares of the Company’s common stock that he or his affiliates may sell to the following amounts: an aggregate of 400,000 shares of the Company’s common stock in the three month period beginning February 1, 2009, an aggregate of 300,000 shares of the Company’s common stock in the three month period beginning May 1, 2009 and an aggregate of 250,000 shares of Company’s common stock in any three month period thereafter beginning with the three month period beginning August 1, 2009. The foregoing restrictions remain in place until Pringle has less than 5,000,000 shares of Company’s common stock. Any transfers by Pringle in accordance with the foregoing restrictions remain subject to the Company's right of first refusal to purchase the stock. The Severance Agreement also provides for: (i) the immediate termination of the consulting agreement between the Company and 888 Corporation dated as of January 1, 2008 (though the Company has agreed to pay 888 Corporation the remainder of any payments otherwise due them through December 31, 2008); (ii) a nine year non-compete and non-solicitation agreement from Mr. Pringle; (iii) certain representations, warranties and covenants from Pringle and associated indemnification obligations; and (iv) mutual general releases and non-disparagement provisions.  The Company’s pledge of its pending patents as collateral for the payments to Pringle was eliminated.

NOTE 7 - PATENTS

The Company currently has three utility patent applications pending in the United States Patent and Trademark Office ("PTO") and approximately ten corresponding utility patent applications pending in international patent offices in commercially relevant countries. The Company’s patent applications cover its proprietary microwave technology for recovering hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits, and waste oil streams. Legal fees associated with the above mentioned patent applications are recorded as prepaid patent costs on the accompanying consolidated balance sheets.  Upon approval by the patent offices, the prepaid patent costs will be reclassified to an intangible asset and amortized over the expect life of the patent. The prepaid patent costs are $420,810 and $383,685 at March 31, 2009 and December 31, 2008, respectively.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 8 - SHORT TERM INVESTMENTS

Cash in excess of operating requirements is invested in marketable debit and equity securities.  All securities are considered available for sale and are carried at their fair value on the accompanying condensed March 31, 2009 balance sheet.

The Company held the following types of investments at March 31, 2009:

	Cost	Fair Value	Unrealized Gain/(Loss)	Realized Gain / (Loss)

Corporate Bonds	$1,446,049	$1,071,260	$(374,789)	$ -
Preferred Stock	1,681,202	667,700	(175,652)	(837,850)

total	$3,127,251	$1,738,960	$(550,441)	$(837,850)

The Company’s investment in corporate bonds having unrealized losses are in the banking sector.  The Company evaluated the near-term prospects of the issuers.  Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, management does not consider these investments to be other than temporarily impaired at March 31, 2009.  Accordingly, the Company considers the $312,891 of unrealized losses on the investments in corporate bonds and preferred stock for the three month period ending March 31, 2009 to be a temporary loss on the investments in marketable securities that are available for sale, and has recorded this loss to accumulated other comprehensive loss in the stockholders’ equity section of the accompanying consolidated balance sheet as of March 31, 2009.

NOTE 9 -   FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements.  SFAS No. 157’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.  SFAS 157 classifies these inputs into the following hierarchy:

•	Level 1 Inputs – Quoted prices for identical instruments in active markets
•
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for  identical or similar instruments in markets that are not active; and model-derived valuation whose inputs are observable or whose significant value drivers are observable

•	Level 3 Inputs – Instruments with primarily unobservable value drivers

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 9 -   FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents available for sale securities measured at fair value at March 31, 2009:

	Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs ( Level 2)	Significant Unobservable Inputs ( Level 3)
Assets

Short-term investments	$1,738,960	$1,648,851	$90,109	$-
Liabilities
Derivative financial instruments	$895,980	$-	$-	$895,980

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

Changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2009:
	LEVEL 3
	Beginning Balance January 1, 2009	Realized (Gains) / Losses	Purchase Sales and Settlements	Ending Balance March 31, 2009	Change in Fair Value of Derivative financial instruments still held at March 31, 2009
Liabilities
Derivative financial instruments, at fair value	$1,591,834	$(695,854)	$-	$895,980	$(695,854)

The change in fair value of derivative financial instruments are included in the accompanying consolidated statement of operations and comprehensive loss, as other income (losses).  The change in fair value of derivative financial instruments for the three month period ended March 31, 2009, is  $695,854.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 10 - PREPAID SERVICES

During the three month period ended March 31, 2009, the Company recorded an expense of $548,675 to the accompanying consolidated statement of operations and comprehensive loss for the amortization of stock issued for services that were issued in 2008.  The unamortized amount as of March 31, 2009 is $945,400  Also in the first quarter of 2009, the Company recorded an expense of $53,750 to the accompanying consolidated statement of operations and comprehensive loss for the amortization of cash paid for services from 2008.  The unamortized amount as of March 31, 2009 is $31,250 for cash paid for services to be provided over the next three months.

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE-MONTH  PERIOD ENDED MARCH 31, 2008

The following tables summarize the adjustments made in the restatement of our first quarter 2008 condensed consolidated financial statements.

Consolidated Balance Sheet Adjustments

1.
We reclassified prepaid services and stockholders’ equity in the amount of $1,162,667 to reflect the issuance of common stock to non-employees for services to be performed (see Note 10).  Previously, we had reflected this prepayment as contra-equity.

2.	We reclassified Inventory – construction in progress to property and equipment in the amount of $361,511.
3.	We reclassified deferred compensation (contra-equity) as a reduction of additional paid-in capital in the amount of $190,750 to comply with SFAS No. 123R.
4.
We adjusted legal fees of $37,140 associated with the filing of our patents as a prepaid asset. Previously, we had reflected these costs as an expense on our consolidated statement of operations and comprehensive loss.

5.
We reclassified the Acquisition Warrants (as defined in Note 5) with a fair value of $3,704,442 at March 31, 2008 as derivative financial instruments. Previously, we had reflected the Acquisition Warrants as equity.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 (CONTINUED)

Consolidated Balance Sheet Adjustments (continued)
	As Originally Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS
Cash	$6,665,654	$-	$6,665,654
Inventory - construction-in-progress	361,511	(361,511)	-
Prepaid services		1,162,667	1,162,667

Total current assets	7,027,165	801,156	7,828,321

Property and equipment	362,044	361,511	723,555

Investments and deposits	74,860		74,860

Prepaid patent costs		37,140	37,140

TOTAL ASSETS	$7,464,069	$1,199,807	$8,663,876

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and acured liabilities	122,461		122,461
Loans payable - equipment	42,043		42,043
Loan payable - officer	150,000		150,000
Stock to be issued	5,069,872		5,069,872

Total current liabilities	5,384,376		5,384,376

Loan payable -equipment, net
of current portion	40,704		40,704
Derivative financial instruments		3,704,442	3,704,442

Total liabilities	5,425,080	3,704,442	9,129,522

STOCKHOLDERS' EQUITY
Preferred stock A	35,236		35,236
Preferred stock B	1		1
Common stock	33,292		33,292
Stock subscription receivable	(130,518)		(130,518)
Additional paid-in capital	24,553,559	(11,141,420)	13,412,139
Deficit accumulated during the development stage	(21,032,691)	7,283,368	(13,749,323)

	3,458,879	(3,858,052)	(399,173)

Treasury stock	(66,473)		(66,473)
Prepaid services	(1,162,667)	1,162,667	-
Deferred compensation	(190,750)	190,750	-

Total stockholders' equity	2,038,989	(2,504,635)	(465,646)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$7,464,069	$1,199,807	$8,663,876

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 (CONTINUED)

Consolidated Statement of Operations and Comprehensive Loss Adjustments

The following is a summary of the adjustments to our previously issued condensed statement of operations for the three months ended March 31, 2008:

1.
We adjusted legal fees of $37,140 associated with the filing of our patents as a prepaid asset. Previously, we had reflected these costs as an expense on our consolidated statement of operations and comprehensive loss.

2.	Except for the addition of R&D to be in compliance with SFAS No. 2, “Accounting for Research and Development Costs”, all operating expenses were collapsed into general and administrative expenses.
3.
As derivative liabilities, the Acquisition Warrants (as defined in Note 5) are measured at fair value each reporting period (marked to market) with the gains and losses being recognized in earnings.  Accordingly, we adjusted our statement of operations and other comprehensive loss to reflect income of $7,246,228 as a result of the change in the fair value of the Acquisition Warrants. Previously, we recognized the Acquisition Warrants as equity and did not did not recognize any change in the fair value.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 (CONTINUED)

Consolidated Statement of Operations and Comprehensive Loss Adjustments

	As Originally
	Reported	Adjustments	Restated

REVENUES	$-	$-	$-

COST OF SALES

GROSS PROFIT

OPERATING EXPENSES
Professional fees for legal and accounting	204,129	(204,129)	-
Investment banking fees and investor relations	2,599,802	(2,599,802)	-
Other general and administrative	786,785	2,668,515	3,455,300
Research and development	-	126,258	126,258
Depreciation	20,692	(20,692)	-

Total operating expenses	3,611,408	(29,850)	3,581,558

OPERATING LOSS	(3,611,408)	29,850	(3,581,558)

OTHER INCOME (EXPENSE)
Change in fair value of eerivative financial instruments		7,246,228	7,246,228
Interest expense	(6,073)	-	(6,073)
Interest income	3,787	-	3,787

Total other income (expense)	(2,286)	7,246,228	7,243,942

NET LOSS APPLICABLE TO
COMMON SHARES	$(3,613,694)	$7,276,078	$3,662,384

EARNINGS (LOSS) PER COMMON SHARE
BASIC	$(0.12)		$0.12
DILUTED	$(0.12)		$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	30,743,131		30,743,131
DILUTED	30,743,131		49,333,456

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 (CONTINUED)

Consolidated Statement of Cash Flows Adjustments

In light of the adjustments made to our March 31, 2008 consolidated balance sheet and statement of operations and comprehensive loss, we adjusted our previously issued consolidated statement of cash flows as follows:

	As Originally
	Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITES

Net loss	$(3,613,694)	$7,276,078	$3,662,384

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	20,692		20,692
Common stock issued for services	1,960,275		1,960,275
Amortization of prepaid common stock issued for services		645,375	645,375
Common stock options and warrants issued for services	14,580	7,290	21,870
Amortization of deferred compensation	27,250		27,250
Change in fair value of derivative financial instruments		(7,246,228)	(7,246,228)
Change in operating assets and liabilities
Inventory	(361,511)	361,511	-
Prepaid patent costs		(37,140)	(37,140)
Accounts payable and accrued liabilities	2,872		2,872

Total adjustments	1,664,158	(6,269,192)	(4,605,034)

Net cash used in operating activities	(1,949,536)	1,006,886	(942,650)

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 11-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008 (CONTINUED)

Consolidated Statement of Cash Flows Adjustments (continued)

	As Originally Reported	Adjustments	Restated
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(9,601)		(9,601)
Purchase of property and equipment, construction-in-progress		(361,511)	(361,511)

Net cash provided by (used in) investing activities	(9,601)	(361,511)	(371,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for
Issuance of common stock for cash	2,083,789		2,083,789
Issuance of equity securities as paid-in-capital for merger and other	645,375	(645,375)	-
Proceeds from stock to be issued	5,069,872		5,069,872
Proceeds from stock
Proceeds from stock subscription receivable	55,175		55,175
Repayment of loan payable	(9,845)		(9,845)

Net cash provided by financing activities	7,844,366	(645,375)	7,198,991

NET DECREASE IN CASH AND CASH EQUIVALENTS	5,885,229		5,885,229

CASH AND CASH EQUIVALENTS-
BEGINNING OF YEAR	780,425		780,425

END OF YEAR	$6,665,654		$6,665,654

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009

NOTE 12 - SUBSEQUENT EVENTS

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

On April 27, 2009, the Company entered into a retirement agreement with Mr. Wayne Koehl, Chief Operation Officer.  This retirement agreement replaces the prior employment agreement.  Pursuant to the retirement agreement, the Company has agreed to pay Mr. Koehl his current salary for a period of approximately six months, ending on October 31, 2009.  The retirement agreement also provides that:  (a) Mr Koehl will be entitled to receive a bonus based upon sales of equipment made by the Company solely to one certain customer;  (b) Mr. Koehl shall be entitled to retain the options to purchase 200,000 shares of the Company’s common stock  previously granted which are vested but are subject to the shareholders approval and the options to purchase an additional 200,000 shares of the Company’s common stock previously granted, also subject to the shareholders approval, which were to vest on September 23, 2009 but shall now be immediately vested;  (c)  the Company will continue to provide medical coverage under the Company’s current health care benefits plan for period of approximately six months ending on October 31, 2009.  Thereafter Mr. Koehl shall be entitled to elect to continue such COBRA coverage for the remainder of the COBRA period, at Mr. Koehl’s own expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements used in this Form 10-Q, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, scuh as those set forth above under “Risk Factors”.  The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

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

Overview

Our business is (i) the design, manufacture and sale of machinery and equipment units for decomposing petroleum-based materials by subjecting them to microwave radiation at specifically selected frequencies for a time sufficient to at least partially decompose the materials and focused on specific applications (the “Technology”); (ii) the licensing of third parties to exploit the Technology; and (iii) the construction of plants, in conjunction with other plant investors, to exploit that Technology. Currently, our efforts are directed principally to the design, manufacture and sale of machinery and equipment.

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

Results Of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

(A) REVENUES

We had no revenues from operations for the three months ending March 31, 2009 and 2008. We have had no revenues from operations since the closing of the asset acquisitions of Carbon Recovery Corporation in September 2006 and Mobilestream Oil, Inc. in December 2006. All revenues we received from operations prior to September 2006 were derived from lines of business unrelated to our current activities, and in which we no longer have any ownership interest or other participation.  The Company has never had revenues from operations since it began its current business.

The Company has completed a prototype variable frequency microwave reactor system, named “Patriot-1” which it has used to demonstrate the decomposition of tires into diesel oil fuel, methane gas and carbon ash.  From May 4, 2009, to May 8, 2009, the Company provided a public demonstration of the Patriot-1 to prospects, partners, and dignitaries at our outside contract manufacturer’s facility (Ingersoll Production Systems) located in Rockford, Illinois.  It will take the Company approximately twelve months to deliver a system from the time the Company receives an order. Each order will be accompanied by a cash deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

Subsequent to the March 31, 2009 reporting date for the accompanying condensed consolidated financial statements, on April 23, 2009, Global Heavy Oil Corporation, a wholly-owned subsidiary of the Company, entered into the Collaborative Arrangement with Schlumberger for the purpose of researching and developing “surface upgrading” products, a process using microwaves to increase the gravity of heavy oil above the surface of the Earth in oilfield operations and services for “heavy oil” oilfield operations (“the Products and Services”).  The joint development will be based on, and will utilize, the Company’s proprietary patent-pending technologies and intellectual property.   In consideration of the Company’s exclusive license of its intellectual properly in the “heavy oil” field of use, the Company, through Global Heavy Oil, will receive a total of $600,000 ($300,000 was received thirty days after the execution of the Collaborative Arrangement and $300,000 is payable on the first anniversary of the Collaborative Arrangement).  Contingent upon full satisfaction of Phase I under the Collaborative Arrangement (research & development, including testing of the Products and Services), the Company, through Global Heavy Oil, will receive a one-time $1,000,000 engineering fee from Schlumberger within 30 days of the commencement of Phase II under the Collaborative Arrangement.  Upon full satisfaction of Phase II and pursuant to the Collaborative Arrangement, the Company, through Global Heavy Oil, will have the right to acquire up to a 40% interest in the joint venture.

(B)   TOTAL OPERATING EXPENSES

Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were $2,428,131 for the three months ended March 31, 2009 compared to $3,581,558 for the three months ended March 31, 2008, a decrease of $1,153,427 or approximately 32%.

Changes in general and administrative expenses versus the prior three months period are the following:

The Company has recorded expenses for investment banking fees, investor relations, and professional fees broadly to include expenses incurred for ancillary activities and expenses for penalties and settlements related to professional services, investment banking and public relations activities. Total professional fees and investment banking fees and investor relations expenses were $817,472 for the three months ended March 31, 2009 compared to $2,599,802 for the three months ended March 31, 2008, a decrease of $1,782,330.  The Company issued 94,000 shares of common stock for services performed or to be performed by non-employees, valued at approximately $113,450, for the three months ended March 31, 2009 versus 2,046,226 shares of common stock for services performed or to be performed by non-employees, valued in the amount of $2.0 million dollars, for the three months ended March 31, 2008. The value of services was determined based upon the stock market price at the date the stock was issued.  Other costs which are included as part of professional fees for the three months ended March 31, 2009 are legal fees of $60,915 and accounting fees of $114,032, for a total of $174,947, a small increase of approximately $8,000 versus the three months ended March 31, 2008.

Other general and administrative expenses for the three months ended March 31, 2009 were $1,192,813 compared to $688,510 for the three months ended March 31, 2008, an increase of $504,303 or approximately a 73% increase.  The increase in other general expenses for three months ended March 31, 2009 was primary due to increase in salary & wages expenses of approximately $428,000 due to the addition of four employees, including the new Company CEO and new Company President.  Stock options were granted in 2008 to the new CEO and an amortization expense of approximately $260,000 was recorded during the three months ended March 31, 2009.

Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R & D costs for three months ended March 31, 2009 and 2008 were $242,899 and $126,258, respectively.  The increase of $116,641 as compared to the same period in the prior year can be attributed to the increase in salary expenses of approximately $85,000 due to the addition of personnel in May 2008.

(C)  OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains / (losses), change in fair value of derivative financial instruments and other income are included in other income (expense).  Total other income was $730,769 for the three months ended March 31, 2009 compared to other income of $7,243,942 for the three months ended March 31, 2008, a decrease of $6,513,173 due primarily to fair value change in derivative financial instruments.

Interest expense for the three months ended March 31, 2009 was $3,144 compared to $6,073 for the three months ended March 31, 2008, a decrease of $2,929 or 48% resulting from certain Company loans nearing maturity.

Interest income for the three months ended March 31, 2009 and 2008 was $55,497 and $3,787, respectively. The increase of $51,710 in interest income for the three months ended March 31, 2009 compared to the same period in 2008 is due to the Company having a surplus of cash as a result of the sale of common stock to investors. In April of 2008, $4,000,000 of surplus cash was invested in short-term investments.  Due to the decline in the stock market in the fourth quarter of 2008, the Company reclassified $837,850 of unrealized losses on its investments in preferred stock to realized losses, as the impairment was deemed to be other than temporary at December 31, 2008.  For the three months ended March 31, 2009 realized losses on investments was $17,438.

At March 31, 2009 the change in the fair value of derivative financial instruments resulted in income of $695,854 for the three months ended March 31, 2009, versus income of $7,246,228 for same three month period in 2008, for a change of $6,550,374.

(D)   NET LOSS

The net loss for the three months ended March 31, 2009 was $1,697,362 ($0.03 per share) compared to net income of $3,662,384 ($0.12 per share) for the three months period ended March 31, 2008, a decrease of $5,359,746.  The Company’s losses are attributable to it having no revenue stream still being in development stage.   Income for the three months ended March 31, 2008 is attributable to changes in the fair value of derivative financial instruments which created income of over $7.2 million during the three months ended March 31, 2008.

Operating Activities

Net cash used in operating activities was $1,437,965 for the three months ended March 31, 2009 compared to $942,650 for the three months ended March 31, 2008, an increase of $495,315 or approximately 53%.

Investing Activities

Net cash provided by investing activities was $221,614 for the three period months ended March 31, 2009 compared to use of cash in the amount $371,112 for the three months ended March 31, 2008, a change of $592,726. The changes was due primarily to  (i) our receiving proceeds from our marketable securities in the amount of $487,985 during the three months ended March 31, 2009 and (ii) our making purchases of materials for the construction of our prototype machine, Patriot-1, in the amount of $361,511 during the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, the Company had total current assets of $3,499,897 and total current liabilities of $1,019,831, resulting in work capital of $2,480,066.  As of March 31, 2008, the Company had total current assets of $7,828,321 and total current liabilities of $5,384,376, resulting in working capital of $2,443,945.  As a development stage company that began operations in 2002, the Company has incurred $31,467,636 in cumulative total losses from inception through March 31, 2009.

As of March 31, 2009, the Company had $.8 million in cash and cash equivalents and $1.7 million in short-term investments.  The Company projects total cash expenditures needed for the next twelve months ending March 31, 2010 to be approximately $4.2 million (operating expenses to be approximately $4 million and expenditures to be approximately $.2 million).  Our assessment of our cash needs, however,  is based on assumptions concerning the rate of our cash expenses, the technological and engineering challenges in the development of our products, the projected development times, the equipment construction and testing trials required along with their projected timetable.  Our actual operations may be affected by increases in our payroll and staff related matters, technological or engineering difficulties, deviations from the timetables for experimentation and testing trials.   However, due to the fact that the Company incurred substantial net losses for the cumulative period from July 19, 2002 (inception) to March 31, 2009 and that it currently has no revenue stream to support itself,  there is doubt about the Company’s ability to continue as a going concern.

The Company did not have any cash provided from financing activities for the three month period ended March 31, 2009. The Company did not sell any stock for cash for the three period ending March 31, 2009, instead it used cash in the amount of $13,092 for payment on loans.  The Company has been in the past successful in obtaining required cash resources by issuing stock to service the Company's operations. For the three months ended March 31, 2008, net cash provided by financing activities was $7,198,991. This increase was primarily the result of the sale of common stock. During the three months period ended March 31, 2008, the Company sold 2,046,226 shares of common stock for gross proceeds of $2,083,789.

The Company has continued to issue stock or options or warrants to various vendors (non-employees) as payments for services rendered. In the three months ended March 31, 2009, the Company issued 94,000 shares of common stock in payment of services valued at $113,450. $60,800 was recorded as expenses in the statement of operations and comprehensive loss and $52,650 was recorded as prepaid expense.  The value of services was determined based upon the stock market price at the date the stock was issued.  For the three months ended March 31, 2008, the Company issued 887,500 of common stock shares for services rendered valued at $1,960,275. The value of services was determined based upon the stock market price at the date the stock was issued.  The Company also issued 300,041 warrants with an average excise price of $1.33 for services rendered or to be performed for the three months ended March 31, 2009.  An expense of $93,675 was recorded to the statement of operations and comprehensive loss for the value of these warrants.  Warrants issued for services were valued using the Black-Scholes option-pricing model, with expected volatility ranging from 132% to 149%, risk-free interest rate ranging from .80% to 1.87% and expect life a half year to five years.

On January 29, 2009, the Company authorized the grant of 35,000 common stock options to staff employees, These options have an exercise price of $1.02 and expire on January 29, 2019.  These options were granted under the Company’s 2008 Incentive Stock Option Plan, as amended, and become fully vested on July 1, 2009, subject to stockholders’ approval of an Amendment to the Plan increasing the number of shares available for issuance thereunder.

On February 19, 2009, the Company authorized the grant of 75,000 common stock options to an employee.  These options have an exercise price of $1.27 and expire on February 19, 2019.  The option vest one-third on the one year anniversary of the grant date, one-third on the two year anniversary of the grant date and one-third on the three year anniversary of the grant date.  These options were granted under the Company’s 2008 Incentive Stock Option Plan, as amended, and are subject to stockholder approval of an Amendment to the Plan, increasing the number of shares available for issuance.

In September 2008, pursuant to a Summary of Terms of Proposed Employment Agreement with Eric Swain, the Company’s new CEO, and as part of a series of employment term sheets, the Company authorized the grant of a total of 8,500,000 stock options to four key executives.  5,000,000 of those stock options were granted to the Company’s new CEO, Eric Swain.  The other 3,500,000 stock options were granted to three other officers of the Company and were subject to stockholder approval of an amendment to the Company’s stock option plan increasing the number of authorized shares available for issuance under the plan.  All of these options have an exercise price of $1.18.  1,000,000 of Mr. Swain’s options vested immediately and the balance will vest in equal annual installments of 1,000,000 options on September 23, 2009 and on each anniversary thereafter for the  three years thereafter.  Of the combined 3,500,000 options granted to the three other executives, one-fifth of those options will vest immediately upon approval of the amendment of the Company’s stock option plan and the remainder will vest one-fifth on September 23, 2009 and an additional one-fifth on each anniversary thereafter for the next three years, provided that the executives are employed by the Company at each vesting date. As of March 31, 2009, total unrecognized compensation cost related to unvested stock options for the CEO’s options is approximately $3,920,000, which is to be recognized over the expected term of five years. The assumptions used in the Black-Scholes option-pricing model used to determine the fair value of the options are: a dividend yield of 0%; an expected volatility rate of 123.5%; a risk-free interest rate of 2.92%; and an expected life of approximately six years. Expected forfeitures were estimated to be 0%.  No compensation expense was recorded for the 3,500,000 options awaiting stockholder approval because options under an arrangement that is subject to stockholder approval are not deemed to be granted until that approval is obtained unless approval is essentially a formality which the Company has deemed not to be the case.  Subsequent to March 31, 2009, the amount of options awaiting stockholder approval mentioned above has been adjusted to 2,900,000 to reflect the retirement of one of the Company’s executives.

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

CAPITAL RESOURCES

(A)   LONG-TERM DEBT OBLIGATIONS

The Company entered in two loan agreements for the purchase of equipment in 2006.  The principal amount of a five year loan entered into in January 2006 is $75,000 with an interest rate of 13.43% annually and a monthly payment of $1,723.  In October 2006 the Company entered into second loan with a principal amount of $73,817 at an interest rate of 8.71% annually.  The monthly payments on this loan are $2,396.  The total remaining loan payments, including interest payments, are $44,693 as of March 31, 2009 for the two loans.

(B)   CAPITAL LEASES

The Company leases certain phone and computer equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the consolidated balance sheets as part of property and equipment.  The monthly lease payments are $1,293 per month until June 2011.  The total future minimum lease payments as of March 31, 2009 are $31,043.

(C)   OPERATING LEASES

The Company leases office space and manufacturing space under three separate lease agreements that are classified as operating leases.  The Company leased office space in West Berlin, New Jersey for a monthly lease payment of $5,000 which expired on May 31, 2009.  Beginning in June 2009, the Company continued to lease space at the West Berlin location at a monthly lease payment rate of $1,600 per month expiring in June 2012.  The Company entered into a new lease for new corporate headquarters in Mount Laurel, New Jersey, which has a monthly lease payment of $6,567 and expires April 2014.  The Company also leases manufacturing space in Rockford, Illinois, which has a monthly lease payment of $2,703 and expires on April 30, 2010.  The total future minimum annual lease payments are approximately $464,000.

(D)   PURCHASE OBLIGATIONS

In June 2007, the Company entered into a purchase agreement with Ingersoll Production Systems of Rockford, Illinois to build a commercial prototype machine. The total purchase commitment is approximately $770,000.  The Company has currently paid approximately $750,000 as of March 31, 2009 under this agreement.  This amount is reflected in the accompanying 2008 consolidated balance sheet as part of the construction in progress component of property and equipment, and, to the extent of modifications to the prototype machine being made, in the accompanying 2008 consolidated statement of operations and comprehensive loss as R & D expense.  In addition to the agreement with Ingersoll Production Systems, there are various other suppliers with which the Company has purchase commitments, which total approximately $610,000, of which the Company had paid approximately $600,000 through March 31, 2009.

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

Short-term Investments

Cash in excess of operating requirements is invested in marketable debt and equity securities, all of which are classified as available for sale, and are carried at their fair value.  The unrealized gains or losses of these investments, which are deemed to be temporary in nature are recorded as part of accumulated other comprehensive income (loss), are included in the consolidated statement of stockholders’ equity. Realized gains or loss and declines in value judged to be other-than-temporary on these investments are recognized as realized gains or losses in the consolidated statements of operations and comprehensive loss.

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

Research and Development Costs

The Company complies with the accounting and reporting requirements of SFAS No. 2, “Accounting for Research and Development Costs (as amended)”.  Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s microwave Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   R & D costs are expensed when incurred.   The amounts charged to operations for the three months ended March 31, 2009 and 2008, and for the cumulative period July 19, 2002 (inception) to March 31, 2009 were $242,899, 126,258 and $1,523,938, respectively.

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

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company’s stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants was not material under APB No. 25. The Company applied the disclosure provisions under SFAS No. 123, “Accounting for Stock-Based Compensation” and related interpretations as if the fair value had been applied in measuring compensation expense. As a result, stock-based compensation expense, based upon the fair value method, is included as a pro forma disclosure in the notes to the Company’s consolidated financial statements.

The effect on the Company’s net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the cumulative period July 19, 2002 (inception) to March 31, 2009 was not material.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. The total expense associated with stock-based employee compensation was approximately $260,000 for the three months ended March 31, 2009, and $1,300,000 for the period July 19, 2002 (inception) to March 31, 2009.  There was no expense associated with stock-based employee compensation for the three months ended March 31, 2008.

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

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of March 31, 2009 and 2008 respectively, are as follows:

	2009	2008
Options	5,200,000	200,000
Warrants	21,725,836	15,318,182
Convertible Preferred Stock	-	17,822,153
Total	26,925,836	33,340,335

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of March 31, 2009.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 2 to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

This item is not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to provide reasonable assurance that information which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls as of the end of the quarterly period ended March 31, 2009 were not effective due to the deficiencies described in our Management’s Report on Internal Control over Financial Reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have instituted and are continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures. The deficiencies will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness.

Notwithstanding the ongoing remediation activities, the Company’s management has concluded that the condensed consolidated financial statements included in this Form 10-Q are fairly stated in accordance with accounting principles generally accepted in the United States of America. Our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This item is not applicable.

ITEM 1A.	RISK FACTORS

This item is not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2009, in reliance on Section 4(2) of the Exchange Act, the Company issued warrants to purchase 150,000 shares of common stock to a non-employee for services provided or to be provided, which warrants have an exercise price of $1.50 per share and expire on December 31, 2010.

On February 18, 2009, in reliance on Section 4(2) of the Exchange Act, the Company issued warrants to purchase 60,041 shares of common stock to a non-employee for services provided or to be provided, which warrants have an exercise price of $2.50 per share and expire on June 30, 2010.

On March 2, 2009, in reliance on Section 4(2) of the Exchange Act, the Company issued warrants to purchase 60,000 shares of common stock to a non-employee for services provided or to be provided, which warrants have an exercise price of $1.02 per share and expire on March 2, 2014.

On March 27, 2009, in reliance on Section 4(2) of the Exchange Act, the Company issued warrants to purchase 30,000 shares of common stock to a non-employee for services provided or to be provided, which warrants have an exercise price of $1.04 per share and expire on March 27, 2014.

During the three months ended March 31, 2009, the Company issued a total of 94,000 shares of its common stock to non-employees for services rendered or to be rendered in reliance on Section 4(2) of the Securities Act.  These services were valued at $113,450.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL RESOURCE CORPORATION (Registrant)

Date: June 22, 2009	By:	/s/ Eric Swain
Name: Eric Swain Title: Chief Executive Officer

Date: June 22, 2009	By:	/s/ Jeffrey J. Andrews
Name: Jeffrey J. Andrews Title: Chief Financial Officer