Form 10-Q
period 2009-06-30
Global Resource CORP
filed 2009-08-07
CIK 1128949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of July 31, 2009 was 63,580,703.

GLOBAL RESOURCE CORPORATION

Form 10-Q
For the Quarter Ended June 30, 2009

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Global Resource Corporation
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	Period Ended	Year Ended
	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,011,347	$2,013,730
Short-term investments	220,500	2,557,274
Prepaid Services	1,082,875	1,508,875
Total current assets	2,314,722	6,079,879

Property and equipment, net of depreciation	1,692,815	1,358,299

OTHER ASSETS
Deposits	123,727	123,726
Prepaid patent costs	464,049	383,685
Total other assets	587,776	507,411

TOTAL ASSETS	$4,595,313	$7,945,589

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$741,238	$889,489
Deferred Revenue	300,000	-
Loans payable - equipment	22,830	34,850
Capital lease obligation - equipment	10,812	9,543
Severance payable	200,000	200,000
Total current liabilities	1,274,880	1,133,882

LONG-TERM LIABILITIES
Loans payable - equipment, net of current portion	6,703	16,821
Capital lease obligation - equipment, net of current portion	9,999	15,742
Severance payable, net of current portion	900,000	1,000,000
Derivative financial instruments	1,844,599	1,591,834
Total long-term liabilities	2,761,301	2,624,397

Total liabilities	4,036,181	3,758,279

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock A - $.001 par value 100,000,000 shares authorized, none issued and outstanding at June 30, 2009, 5,000 issued and outstanding at December 31, 2008		5
Common stock, $.001 par value; 200,000,000 shares authorized, 70,275,664 shares issued and 63,580,703 outstanding at June 30, 2009, 69,549,164 shares issued and 62,854,203 outstanding at December 31, 2008	70,275	69,549
Additional paid-in capital	38,056,070	35,842,053
Accumulated other comprehensive loss	-	(237,550)
Deficit accumulated in the development stage	(35,850,740)	(29,770,274)
	2,275,605	5,903,783
Treasury Stock	(1,716,473)	(1,716,473)

Total stockholders' equity	559,132	4,187,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,595,313	$7,945,589

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(With Cumulative Totals Since Inception)
(Unaudited)

	Three Months Ended		Six Months Ended		July 19, 2002
		Restated		Restated	(Inception)
	June 30	June 30	June 30	June 30	to
	2009	2008	2009	2008	June 30, 2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	3,093,423	12,811,514	5,236,282	16,259,524	45,258,653
Research and development expenses	395,087	308,735	680,359	434,993	1,961,398
Total operating expenses	3,488,510	13,120,249	5,916,641	16,694,517	47,220,051

OPERATING LOSS	(3,488,510)	(13,120,249)	(5,916,641)	(16,694,517)	(47,220,051)

OTHER INCOME (EXPENSE)
Loss on deposit and other					(179,893)
Net realized loss on investments		(1,194)	(17,438)	(1,194)	(899,206)
Change in fair value of derivative financial instruments	(948,619)	303,121	(252,765)	7,549,349	12,107,080
Interest expense	(4,465)	(3,320)	(7,609)	(9,393)	(64,081)
Interest income	58,490	40,289	113,987	44,076	405,411
Total other income (expense)	(894,594)	338,896	(163,825)	7,582,838	11,369,311

NET LOSS	$(4,383,104)	$(12,781,353)	$(6,080,466)	$(9,111,679)	$(35,850,740)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on short-term investments	$550,441	$(142,312)	$237,550	$(142,312)	$(837,850)
Realized loss on short-term investments, net of taxes, reclassified from accumulated other comprehensive loss					837,850

COMPREHENSIVE LOSS	$(3,832,663)	$(12,923,665)	$(5,842,916)	$(9,253,991)	$(35,850,740)

EARNINGS (LOSS) PER COMMON SHARE
BASIC	$(0.07)	$(0.30)	$(0.10)	$(0.25)
DILUTED	$(0.07)	$(0.30)	$(0.10)	$(0.25)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	63,367,077	42,450,685	63,144,988	36,596,908
DILUTED	63,367,077	42,450,685	63,144,988	36,596,908

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

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)		(Restated)				(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated				Accumulated
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Additional Paid-In	during the Development	Deferred	Stock Subscription	Treasury	Other Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$Amount	Capital	Stage	Compensation	Receivable	Stock	Loss	Total

Common stock shares issued for services rendered:

Common stock issued for services rendered, on April 22, 2009, at $1.13 per share					225,000	225	254,025						254,250

Common stock issued for services rendered, on March 24, 2009, at $1.37 per share					105,000	105	143,745						143,850

Common stock issued for services rendered, on May 12, 2009, at $1.64 per share					300,000	300	491,700						492,000

Common stock warrants and option activity:

Common Stock Warrants issued for services Non-Employees on April 1, 2009, at $1.50							32,887						32,887

Common Stock Warrants issued for services Non-Employees on April 1, 2009, at $1.01							46,960						46,960

Common Stock Warrants amortization expense issued for services Non-employees on Jan. 2, 2009, at $1.50							25,787						25,787

Common Stock Warrants amortization expense issued for services Non-employees on March 2, 2009, at $1.02							27,309						27,309

Common Stock Warrants amortization expense issued for services Non-Employees on October 31, 2008, at $1.58							102,285						102,285

Record Common Stock Options expense for options issued to employee on October 1, 2008, at fair value of $1.04 per share							520,000						520,000

Other:

Record other comprehensive loss - unrealized loss recorded at June 30, 2009												550,441	550,441

Net loss for the quarter ended June 30, 2009								(4,383,104)					(4,383,104)
								.
Balance at June 30, 2009	-	$-	-	$-	63,580,703	$70,275	$38,056,070	$(35,850,740)	$-	$-	$(1,716,473)	$-	$559,132

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(With Cumulative Totals Since Inception)
(Unaudited)

			July 19, 2002
	Six Months Ended		(Inception)
	June 30,	June 30,	to
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES		Restated
Net loss	$(6,080,466)	$(9,111,679)	$(35,850,740)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109,742	43,323	391,595
Preferred stock issued for services			400,000
Common stock issued for services	43,250	13,194,734	20,916,071
Amortization of prepaid common stock issued for services	1,301,300	1,290,750	4,691,425
Common stock warrants and options issued for services	1,211,186	29,375	2,542,765
Amortization of deferred compensation		54,500	545,000
Loss on sale of property and equipment			18,955
Loss on sale of real estate and forfeiture of deposit			212,936
Loss on sale of short-term investments	17,438	1,194	17,438
Change in fair value of derivative financial instruments	252,765	(7,549,349)	(12,107,080)
Other than temporary losses on short-term investments			837,850
Common stock issued as charitable contribution			50,000

Changes in operating assets and liabilities
Prepaid services	85,000
Deposits	-	(1,716)	(178,726)
Prepaid patent costs	(80,364)	(157,113)	(464,049)
Accounts payable and accrued liabilities	(148,250)	(33,441)	943,668
Deferred revenue	300,000		300,000
Severance payable	(100,000)		1,100,000

Total adjustments	2,992,067	6,872,257	20,217,848

Net cash used in operating activities	(3,088,399)	(2,239,422)	(15,632,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment - equipment & machinery	(74,718)	(38,504)	(666,697)
Purchase of property and equipment - construction-in-progress	(369,540)	(294,980)	(1,299,619)
Proceeds from sale of property and equipment			44,200
Proceeds from sale of real estate			617,864
Purchase of short-term investments		(4,045,113)	(4,586,334)
Proceeds from sale of short-term investments	2,556,886	145,298	3,510,546

Net cash provided by (used in) investing activities	2,112,628	(4,233,299)	(2,380,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash		9,925,054	21,002,175
Proceeds for stock to be issued		465,210
Proceeds from stock subscription receivable		55,175	(130,518)
Purchase of treasury stock			(1,716,473)
Repayment of loans payable and capital lease obligation	(26,612)	(139,950)	(130,905)

Net cash provided by (used in) financing activities	(26,612)	10,305,489	19,024,279

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,002,383)	3,832,768	1,011,347

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	2,013,730	780,425

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$1,011,347	$4,613,193	$1,011,347

SUPPLEMENTAL DISCLOSURES OF
NON-CASH ACTIVITIES:
Interest Paid	$4,465	$9,393	$63,323

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing its product to the market and the raising of capital. The Company has not commenced any commercial operations as of June 30, 2009.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  The Company believes that the disclosures made are adequate to make the information not misleading.  All adjustments that, in the opinion of management and consisting only of a normal and recurring nature, are necessary for a fair presentation for the interim periods have been reflected as required by Regulation S-X, Rule 10-01.

Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  It is suggested that these financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's latest shareholders' annual report and the Company's Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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
June 30, 2009

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

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

The condensed consolidated financial statements include the accounts of GRC and its wholly-owned subsidiaries, Global Scientific Corporation and Global Heavy Oil Corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Short-term Investments

Cash in excess of operating requirements is invested in marketable debt and equity securities, all of which are classified as available for sale, and are carried at their fair value.  The unrealized gains or losses of these investments, which are deemed to be temporary in nature are recorded as part of accumulated other comprehensive income (loss), are included in the condensed consolidated statement of stockholders’ equity. Realized gains or loss and declines in value judged to be other-than-temporary on these investments are recognized as realized gains or losses in the condensed consolidated statements of operations and comprehensive loss.

Patents

Legal fees associated with patents, which are expected to be issued are recorded as prepaid patent costs on the accompanying consolidated balance sheets.  Upon approval by the relevant patent office, the prepaid patent costs will be reclassified to an intangible asset, and amortized over the expected life of the patent.  The value of the patent(s) will be reviewed each year for possible impairment and expensed in the year it is determined that a write-down in the value of the patent is required.  Prepaid patent costs associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs

The Company complies with the accounting and reporting requirements of SFAS No. 2, “Accounting for Research and Development Costs (as amended)”.  Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s microwave Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   R & D costs are expensed when incurred.   The amounts charged to operations for the three months ended June 30, 2009 and 2008 were $395,087 and 308,735, respectively, for the six months ended June 30, 2009 and 2008 were $680,359 and $434,993, respectively, and for the cumulative period July 19, 2002 (inception) to June 30, 2009, was $1,961,398.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. The total expense associated with stock-based employee compensation was approximately $520,000 for the three months ended June 30, 2009, and $780,000 for the six months ended June 30, 2009 and $1,820,000 for the period July 19, 2002 (inception) to June 30, 2009.  There was no expense associated with stock-based employee compensation for the three and six month periods ended June 30, 2008.

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
June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of June 30, 2009 and 2008 respectively, are as follows:

	As of June 30, 2009	As of June 30, 2008
Options	1,200,000	200,000

Warrants	22,075,836	22,164,085

Convertible preferred stock		16,720,062

Total	23,275,836	39,084,147

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of June 30, 2009 and 2008.

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock in accordance with the provisions of Emerging Issues Task Force (“EITF’) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock”.  These financial instruments include freestanding warrants and options to purchase the Company’s common stock.   Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, EITF No. 00-19 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s condensed consolidated statements of operations and comprehensive loss.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 in the first quarter of 2009. The adoption of SFAS No. 161 did not have a material impact on the condensed consolidated financial statements.

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FAS FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS FSP 107-1 also amends APB No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FAS FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP if certain requirements are met. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material impact on its condensed consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The adoption of this FSP did not have a material impact on its condensed consolidated financial statements.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements (continued)

On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” These FSP’s are intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. These FSP’s also require increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. These FSP’s shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FSP FAS 157-4 or FSP FAS 107-1 and APB. No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, the entity also is required to adopt early these FSP’s. Additionally, if an entity elects to adopt early these FSP’s, it is required to adopt FSP FAS 157-4.

These FSP’s do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, these FSP’s require comparative disclosures only for periods ending after initial adoption.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   SFAS No. 165 became effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.  The Company will be adopting SFAS No. 165 in the third quarter of 2009. The adoption of SFAS No. 165 is not anticipated to have a material impact on the condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 authorized the FASB Accounting Standards Codification as the sole source for authoritative U.S. GAAP.  SFAS 168 will be effective for financial statements issued  for reporting periods that end after September 15, 2009.  Once effective, SFAS 168 will supersede all accounting standards in U.S. GAAP, other than those issued by the SEC.  SFAS 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

Reclassification

Certain amounts for the three and six months ended June 30, 2008 have been reclassified in the condensed consolidated financial statements to be comparable to the presentation for the three and six months ended June 30, 2009.   These reclassifications, along with certain income adjustments, are further described in Note 11.

NOTE 3 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses in the amount of $6,080,466 for the six months ended June 30, 2009 and $35,850,740 for the cumulative period from July 19, 2002 (inception) to June 30, 2009. The Company also had negative cash flows from its operations in the amount of $3,088,399 and $15,632,892 for the six month period ended June 30, 2009 and for the cumulative period from July 19, 2002 (inception) to June 30, 2009, respectively.  Additionally, the Company has had no revenue since inception.

Based on the Company’s current operating plan, the total cash expenditures needed for the remainder of 2009 are expected to exceed the Company’s cash, cash equivalents and short-term investments, aggregating approximately $1,232,000, as of June 30, 2009.  The Company’s assessment of its cash needs may be affected by changes in the assumptions relating to the Company’s technological and engineering requirements in the development of its products as well as payroll, staff and administrative related matters.

The Company has completed a prototype fixed frequency microwave reactor system, named “Patriot-1” which it has used to demonstrate the decomposition of tires into diesel oil, combustible gas and carbon char.  During May 4-8, 2009 and June 8-11, 2009, the Company provided public demonstrations of the Patriot-1to prospects, partners and dignitaries at our outside contract manufacturer’s facility (Ingersoll Production System) located in Rockford, Illinois. The Company is conducting preliminary negotiations with prospective purchasers of machines, but does not have any committed orders for its equipment. Management believes that it will take the Company approximately twelve months to deliver a system from the time the Company receives an order. Management currently anticipates that each order will be accompanied by a cash deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company had engaged Clark Resources, Inc. (“Clark”), a governmental relations consulting firm located in Harrisburg, Pennsylvania, to provide consulting services with respect to governmental issues concerning permits and funding.  The Company had a monthly retainer agreement with Clark, which it terminated in May 2009. For the three and six month periods ended June 30, 2009 and 2008, and for the cumulative period July 12, 2002 (inception) to June 30, 2009, the Company paid Clark a total of $10,000, $25,000, $15,000, $30,000, and $179,670, respectively.  The president and CEO of Clark is Frederick A. Clark, who has served as a director of the Company since December 2006.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

On October 1, 2008, the Company entered into a four month consulting agreement with LP (Origination) Limited (“LP”), a company incorporated in the United Kingdom, to provide consulting services relating to the oil and gas industries.  The Company issued 100,000 shares of its common stock to LP on October 7, 2008 for payment of these consulting services, and the related $37,250 of the total charge of $149,000 was recorded as prepaid services on the condensed consolidated balance sheet at December 31, 2008.  For the six month period ended June 30, 2009, a charge to operations, which is reflected in general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss, was $62,961.  The president of LP is Peter A. Worthington, who has served as a director of the Company since August 2008.  In addition to the common shares issued to LP, the Company also paid a fee in December 2008 in the amount of $90,000 to Mr. Worthington for the services provided under the agreement.  On May 11, 2009, the Company entered into another consulting agreement with LP with an effective date of April 7, 2009, pursuant to which LP has agreed to perform management advisory, strategic planning and other consulting services as the Company may request from time to time for a term ending on April 6, 2010, in return for (i) a payment of $100,000 conditioned upon and to be paid after a specified amount of sales have been made and for which LP had some significant involvement as set forth in the consulting agreement, and (ii) 300,000 shares of the Company’s common stock, which  was  issued on May 12, 2009.  The latest consulting agreement may be renewed by either party for an additional one year term.  Effective July 6, 2009, upon the termination of Mr. Eric Swain's employment (see Note 12), the Board of Directors appointed Mr. Worthington to the position of Chief Executive Officer. Mr. Worthington has been a director of the Company since August 13, 2008 and its Interim Chairman of the Board since May 28, 2009.

On September 4, 2008, the Company entered into a consulting agreement with Paul Sweeney for services relating to investor relations and other investment banking services.  On September 8, 2008, the Company issued 1,500,000 shares of its common stock to Mr. Sweeney valued at $1,440,000 for his consulting services.  The Company recorded an expense of $360,000 and $720,000 to the condensed consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2009, and $240,000 is included in prepaid services on the condensed consolidated balance sheet as of June 30, 2009.  Mr. Paul Sweeney has served as a director of the Company since August 2008.

In November 2007, the Company entered into a six month consulting agreement with Worldwide Strategic Partners, Inc. (“Worldwide”), a corporation in which General Lincoln Jones III, one of our directors, has an ownership interest in excess of ten percent. The consulting agreement was executed and delivered approximately six months before General Jones became a director of our Company. Subsequent to the execution of the consulting agreement with Worldwide, the Company issued a total of 150,000 shares of its common stock to Worldwide and its assignees valued at $448,000 through June 30, 2008, of which 31,250 shares were distributed to General Jones. On May 26, 2008, the Company and Worldwide terminated the November 2007 consulting agreement by agreeing to pay Worldwide a total of 275,000 shares of its common stock for its services, inclusive of the 150,000 shares already issued. The residual expense of $281,250 associated with consulting services was recorded to the condensed consolidated statement of operations and comprehensive loss in general and administrative expenses in the third quarter of 2008.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE 5- STOCKHOLDERS’ EQUITY

Common stock issued for services to non-employees

For the six month period ended June 30, 2009, the Company issued a total of 724,000 shares of its common stock to non-employees for services rendered or to be rendered.  These services were valued at $1,003,550, and will be amortized over the length of time the services are to be provided.

Preferred Stock

In January 2009, the remaining 5,000 shares of Preferred Stock A, held by a person related to the Company’s former Chief Executive Officer, Frank Pringle (“Pringle”), was converted into 2,500 shares of common stock.

Warrants

During the period from July 19, 2002 (inception) to June 30, 2009, the Company granted two types of warrants: (a) Purchase warrants – sold in conjunction with the sale of common stock and (b) Compensation warrants – grants to non-employee consultants for services provided or to be provided.  Warrants issued in association with the sale of common stock have no related expense, and accordingly no effect on the Company’s results of operations. A fair value for each warrant is calculated using the Black-Scholes option-pricing model and a debit and credit is recorded to additional paid-in capital.   For Compensation warrants, the Company records the expense of options granted to non-employee consultants for services based on the estimated fair value of the warrants using the Black-Scholes option-pricing model on the grant date.  The Company believes that the estimated fair value of the warrants is more readily measurable than the fair value of services rendered.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants (continued)

The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2009	July 19, 2002 (inception) to June 30, 2009

Dividend yield	0%	0%
Expected volatility	141%-151%	100% - 240%
Risk-free interest rate	.80% - 1.87%	.80% - 4.97%
Expected life	.5 - 5 years	.5 years - 5 year
Expected forfeiture rate	0%	0%

A summary of the status of the Company’s stock warrants for the six-month period ending June 30, 2009:

	Warrants	Range of Exercise price	Weighted Average Exercise price

Balance at December 31, 2008	21,425,795	$.80 - $4.75	$2.79
Granted	650,041	$1.02 - $2.50	$1.30
Cancelled
Exercised
Balance at June 30, 2009	22,075,836	$.80 - $4.75	$2.75
Exercisable at June 30, 2009	10,806,429		$2.00

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants (continued)
	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding at 06/30/09	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 06/30/09	Weighted Average Exercise Price
$0.80	400,000	0.50	$0.80	400,000	$0.80
$1.02	60,000	4.67	$1.02	-	$1.02
$1.04	30,000	4.74	$1.04	30,000	$1.04
$1.10	200,000	1.81	$1.10	-	$1.10
$1.35	20,000	4.38	$1.35	20,000	$1.35
$1.50	300,000	1.66	$1.50	-	$1.50
$2.00	9,847,782	0.35	$2.00	9,537,782	$2.00
$2.25	25,000	4.24	$2.25	25,000	$2.25
$2.50	350,041	0.45	$2.50	350,041	$2.50
$2.63	6,000	3.61	$2.63	6,000	$2.63
$2.75	5,734,546	0.79	$2.75	428,606	$2.75
$2.83	9,000	3.89	$2.83	9,000	$2.83
$4.00	1,387,600	0.75	$4.00	-	$4.00
$4.75	3,705,867	0.75	$4.75	-	$4.75
	22,075,836		$2.75	10,806,429	$2.00

Compensation warrants

For the six month period ended June 30, 2009, the Company granted a total of 650,041 common stock warrants to non-employees for service provided or to be provided.   The distribution of these warrants is as follows:  On January 2, 2009, 150,000 warrants issued with exercise price of $1.50 and are exercisable until December 31, 2010, on February 18, 2009, 60,041 warrants issued with exercise price of $2.50 and are exercisable until June 30, 2010, on March 2, 2009, 60,000 warrants issued with exercise price of $1.02 and are exercisable until March 2, 2014, and on March 27, 2009, 30,000 warrants issued with exercise price of $1.04 and are exercisable until March 27, 2014.  On April 1, 2009, 100,000 warrants were issued with exercise price of $1.50 and are exercisable until June 1, 2012, also on April 1 2009, 200,000 warrants were issued with exercise price of $1.10 and are exercisable until June 10, 2012.  The fair value of the warrants was determined using the Black-Scholes option pricing model.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

CRC and Mobilestream Warrants (Derivative Liabilities)

In conjunction with the CRC Acquisition Agreement and the Mobilestream acquisition agreement (see Note 1) (together, “the 2006 Acquisition Agreements”), the Company exchanged or issued common stock purchase warrants (“Acquisition Warrants”).   The Acquisition Warrants consisted of an aggregate 5,305,940 of CRC’s Class B and Class D (“CRC B & D”) warrants, 1,397,800 of CRC’s Class E (“CRC E”) warrants and 27,205,867 Mobilestream warrants, of which 23,500,000 Mobilestream warrants were issued directly to Pringle and were subsequently cancelled in 2007.   The CRC B & D warrants had an original exercise price of $2.75 and an original expiration date of September 21, 2007.   The CRC E warrants had an original exercise price of $4.00 and an original expiration date of September 21, 2007.  The Mobilestream warrants had an original exercise price of $4.75 and an original expiration date of December 31, 2007.  On September 21, 2007, the Board of Directors extended the expiration date of the CRC B & D and CRC E warrants to December 31, 2007 and on December 31, 2007, the expiration date was further extended until December 31, 2008.  In November 2008, the Board of Directors amended the expiration date to 120 days subsequent to the effective date of a successful registration statement covering these warrants is filed with the SEC. On December 31, 2007, the Board of Directors extended the expiration date of the Mobilestream warrants to December 31, 2008 and, also in November 2008, amended the expiration date to 120 days subsequent to the effective date of a successful registration statement covering these warrants is filed with the SEC.   On July 13, 2009, the Board of Directors changed the expiration date for the Acquisition Warrants to March 31, 2010.  As of June 30, 2009 and through the date of this filing, the Company has not had its registration statements declared effective by the SEC.

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
June 30, 2009

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

The impact of the application of EITF No. 00-19 on the Company’s condensed consolidated balance sheet as of June 30, 2009 and for the six month period then ended is as follows:

Date	Derivative Liability on Condensed Consolidated Balance Sheets	Gain (Loss) impacting Condensed Consolidated Statements of Operations and Comprehensive Loss
December 31, 2008	$1,591,834
June 30, 2009	$1,844,599	$ $	(948,619 (252,765	) )	3 months 6 months

The following table shows the variables used in the Black-Scholes option pricing model calculation used to determine the fair values for the derivative liability above:

Warrants	Date	Exercise Price	Market Price of Underlying Common Stock	Expected Volatility Rate	Risk Free Interest Rate	Expected Life
CRC B & D	06/30/2009	$ 2.75	$ 1.35	135%	.51%	9 months
CRC E	06/30/2009	$ 4.00	$ 1.35	135%	.51%	9 months
Mobilestream	06/30/2009	$ 4.75	$ 1.35	135%	.51%	9 months

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

Employee Options

On January 29, 2009, the Company authorized 35,000 common stock options to staff employees.  These options have an exercise price of $1.02, an expiration date of ten years from grant date and become fully vested on July 1, 2009.  These options were granted under the Company’s 2008 Incentive Stock Option Plan, as amended and are subject to stockholder approval of an Amendment to the Plan, increasing the number of shares available for issuance. No expense has yet to be recorded for the unapproved options.

On February 19, 2009, the Company authorized 75,000 common stock options to an employee.  These options have an exercise price of $1.27, and expire on February 19, 2019.  The option vest one-third on the one year anniversary of the grant date, one-third on the two year anniversary of the grant date one-third on the three year anniversary of the grant date.  These options were granted under the Company’s 2008 Incentive Stock Option Plan, as amended, and are subject to stockholder approval of an Amendment to the Plan, increasing the number of shares available for issuance. No expense has yet to be recorded for the unapproved options.

On September 23, 2008, as part of a series of employment term sheets, the Company authorized the grant of a total of 8,500,000 stock options to four key executives. 5,000,000 of those stock options were granted to Eric Swain, the Company's CEO.  The other 3,500,000 stock options were granted to three other officers of the Company and remain subject to stockholder approval of an amendment to the Company's stock option plan increasing the number of authorized shares available for issuance under the plan.  All of these options have an exercise price of $1.18 per share and expire ten years after the vesting date.  1,000,000 of Mr. Swain’s options vested immediately and the balance are scheduled to vest in equal annual installments of 1,000,000 options on September 23, 2009 and on each anniversary thereafter for the three years thereafter.  The Company recorded an expense to general and administrative expenses in the accompanying 2009 condensed consolidated statement of operations and comprehensive loss in the amount of $780,000, for the six month period ended June 30, 2009, for the options granted to Mr. Swain, which represents the charge related to the second tranche of his options.

On April 27, 2009, with the retirement of Mr. Wayne Koehl, 600,000 of his options still waiting stockholder’s approval were cancelled (see Note 6 for details). Of the combined 2,900,000 options granted to Mr. Koehl and the two other executives, one-fifth of these options will vest immediately upon approval of the amendment of the Company’s stock option plan, and the remainder will vest one-fifth on September 23, 2009, and an additional one-fifth on each anniversary thereafter, for the next three years, provided that the executives are employed by the Company at each vesting date, or the options are subject to the terms of a retirement or severance agreement.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 5 - STOCKHOLDERS’ EQUITY (CONTINUED)

Employee Options (continued)

A summary of the status of the Company’s outstanding employee stock options as of June 30, 2009 is as follows:
	Number of Option shares	Weighted Average Exercise price	Number of Vested Option shares
Options from July 19, 2002 (inception) to December 31, 2004	-
Granted	200,000	$1.00	50,000
Options as of December 31, 2005	200,000	$1.00	50,000
Options as of December 31, 2006	200,000	$1.00	100,000
Options as of December 31, 2007	200,000	$1.00	150,000
Granted	5,000,000	$1.18	1,000,000
Exercised
Forfeited/expired
Options as of December 31, 2008	5,200,000	$1.17	1,200,000
Granted
Exercised
Forfeited/expired
Options as of June 30, 2009	5,200,000	$1.17	1,200,000

The 3,460,000 options (for eight employees and one former employee) awaiting stockholder approval are not included in summary table above because options under an arrangement that is subject to shareholder approval are not deemed to be granted until that approval is obtained, unless approval is essentially a formality, which the Company has deemed not to be the case.

As of June 30, 2009, 1,200,000 options are vested and no options have been exercised. The weighted average exercise price is $1.17.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Retirement agreement

On April 27, 2009, the Company entered into a retirement agreement with Mr. Wayne Koehl, Chief Operation Officer.  This retirement agreement replaces the prior employment agreement.  Pursuant to the retirement agreement, the Company has agreed to pay Mr. Koehl his current salary for a period of approximately six months, ending on October 31, 2009.  The retirement agreement also provides that:  (a) Mr Koehl will be entitled to receive a bonus based upon sales of equipment made by the Company solely to one certain customer;  (b) Mr. Koehl shall be entitled to retain the options to purchase 200,000 shares of the Company’s common stock  previously granted which are vested but are subject to the shareholders approval, and options to purchase an additional 200,000 shares of the Company’s common stock previously granted, also subject to the shareholders approval, which were to vest on September 23, 2009 but shall now be immediately vested;  (c)  the Company will continue to provide medical coverage under the Company’s current health care benefits plan for period of approximately six months ending on October 31, 2009.  Thereafter, Mr. Koehl shall be entitled to elect to continue such COBRA coverage for the remainder of the COBRA period, at Mr. Koehl’s own expense.

Severance agreement

On November 12, 2008, the Company entered into a severance agreement with Pringle and 888 Corporation, a New Jersey corporation owned directly or indirectly by Pringle (the "Severance Agreement").  The Severance Agreement replaces a prior consulting agreement with 888 Corporation, which was approved by the Board of Directors on May 21, 2008.  Pursuant to the Severance Agreement, the Company has agreed to pay Pringle $200,000 per year for the six year period commencing on January 1, 2009 subject to Pringle and 888 Corporation’s continued compliance with the terms of the Severance Agreement. Pursuant to the Severance Agreement, Pringle has returned 225,000 shares of the Company’s common stock previously issued to him, and he resigned as a member of the Company's Board of Directors and in all other capacities. Pringle also agreed to restrict the amount of shares of the Company’s common stock that he or his affiliates may sell to the following amounts: an aggregate of 400,000 shares of the Company’s common stock in the three month period beginning February 1, 2009, an aggregate of 300,000 shares of the Company’s common stock in the three month period beginning May 1, 2009 and an aggregate of 250,000 shares of Company’s common stock in any three month period thereafter beginning with the three month period beginning August 1, 2009. The foregoing restrictions remain in place until Pringle has less than 5,000,000 shares of Company’s common stock. Any transfers by Pringle in accordance with the foregoing restrictions remain subject to the Company's right of first refusal to purchase the stock. The Severance Agreement also provides for: (i) the immediate termination of the consulting agreement between the Company and 888 Corporation dated as of January 1, 2008 (though the Company has agreed to pay 888 Corporation

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Severance agreement (continued)

the remainder of any payments otherwise due them through December 31, 2008); (ii) a nine year non-compete and non-solicitation agreement from Mr. Pringle; (iii) certain representations, warranties and covenants from Pringle and associated indemnification obligations; and (iv) mutual general releases and non-disparagement provisions.  The Company’s pledge of its pending patents as collateral for the payments to Pringle was eliminated.

Joint development agreement

On April 23, 2009, Global Heavy Oil Corporation, a wholly-owned subsidiary of the Company, entered into a Joint Development Agreement (“the Collaborative Arrangement”) with Schlumberger Technology and Schlumberger Holdings Limited (collectively, “Schlumberger”) for the purpose of researching and developing surface upgrading, a process using microwaves to increase the gravity of heavy oil above the surface of the Earth in oilfield operations (“the Products and Services”).  The collaborative arrangement is to be implemented in three distinct phases as follows:

1.	Research and development including the testing of the products and services for the heavy oil field use.
2.	Design and testing of a prototype device or system to deliver the products and services as a prelude to the commercial exploitation.
3.	Upon full satisfaction of the Phase II objectives, Global Heavy Oil Corporation and Schlumberger will enter into a joint venture for the commercial exploitation of the products and services.

In consideration of Global Heavy Oil Corporation’s exclusive license of its intellectual property in the heavy oil field of use, the Company received $300,000 on May 22, 2009 upon execution of the agreement; this amount has been recorded to deferred revenue on the condensed consolidated balance sheet as of June 30, 2009, and will be reclassified into revenue when earned.  An additional $300,000 will be received on the first anniversary of the Collaborative Arrangement.  Additionally, within 30 days of the commencement of Phase II, the Company will receive a one-time $1,000,000 engineering fee from Schlumberger.  Pursuant to the Collaborative Arrangement, the Company will have the right to acquire up to a 40% interest in the joint venture.

NOTE 7 - PATENTS

The Company currently has three utility patent applications pending in the United States Patent and Trademark Office ("PTO") and approximately ten corresponding utility patent applications pending in international patent offices in commercially relevant countries. The Company’s patent applications cover its proprietary microwave technology for recovering hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits, and waste oil streams. Legal fees associated with the above mentioned patent applications are recorded as prepaid patent costs on the accompanying condensed consolidated balance sheets.  Upon approval by the patent offices, the prepaid patent costs will be reclassified to an intangible asset and amortized over the expected life of the patent. The prepaid patent costs are $464,049 and $383,685 at June 30, 2009 and December 31, 2008, respectively.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 8 - SHORT-TERM INVESTMENTS

Cash in excess of operating requirements is invested in marketable debt and equity securities.  All securities are considered available for sale and are carried at their fair value on the accompanying condensed consolidated June 30, 2009 balance sheet.

The Company held the following types of investments at June 30, 2009:

	Cost	Fair Value	Unrealized Gain/(Loss)	Realized Gain / (Loss)

Preferred Stock	$220,500	$220,500	$0	$0

Total	$220,500	$220,500	$0	$0

The Company has liquidated almost all of its short-term investments as of June 30, 2009; the remaining investments have a fair value of $220,500 and were liquidated in July 2009.

NOTE 9 -   FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements.  SFAS No. 157’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.  SFAS 157 classifies these inputs into the following hierarchy:

•
Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

•	Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 9 -   FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents available for sale securities measured at fair value at June 30, 2009:

	Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs ( Level 2)	Significant Unobservable Inputs ( Level 3)
Assets
Cash equivalents	$549,391	$549,391	$-	$-
Short-term investments	220,500	220,500
Total	$769,891	$769,891	$-	$-

Liabilities
Derivative financial instruments	$1,844,599	$-	$-	$1,844,599

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

Changes in Level 3 liabilities measured at fair value for the six month period ended June 30, 2009:
	LEVEL 3
	Beginning Balance January 1, 2009	Realized (Gains)/Losses	Purchase Sales and Settlements	Ending Balance June 30, 2009	Change in Fair Value of Derivative financial instruments still held at June 30, 2009
Liabilities
Derivative financial instruments, at fair value	$1,591,834	$252,765	$-	$1,844,599	$252,765

The change in fair value of derivative financial instruments are included in the accompanying condensed consolidated statement of operations and comprehensive loss, as other income (expense).  The change in fair value of derivative financial instruments for the three month period ended June 30, 2009, is $948,619 and for the six month period ended June 30, 2009, the change in fair value is $252,765.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 10 - PREPAID SERVICES

During the three month period ended June 30, 2009, the Company recorded an expense of $752,625 to the accompanying condensed consolidated statement of operations and comprehensive loss and $1,301,300 for the six month period ended June 30, 2009, for the amortization of stock issued for services that were issued in 2009 and 2008.  The unamortized amount as of June 30, 2009 is $1,082,875  Also, in the second quarter of 2009, the Company recorded an expense of $31,250 to the accompanying condensed consolidated statement of operations and comprehensive loss for the amortization of cash paid for services from 2008.  For the six month period ended June 30, 2009 the Company recorded an expense of $85,000 to the accompanying condensed consolidated statement of operations and comprehensive loss for the amortization of cash paid for services from 2008.

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND SIX-MONTH  PERIODS ENDED JUNE 30, 2008

The following tables summarize the adjustments made in the restatement of our second quarter 2008 condensed consolidated financial statements.

Consolidated Balance Sheet Adjustments

1.
We reclassified prepaid services and stockholders’ equity in the amount of $517,292 to reflect the issuance of common stock to non-employees for services to be performed (see Note 10).  Previously, we had reflected this prepayment as contra-equity.

2.	We reclassified Inventory – construction in progress to property and equipment in the amount of $294,980.
3.	We reclassified deferred compensation (contra-equity) as a reduction of additional paid-in capital in the amount of $163,500 to comply with SFAS No. 123R.
4.
We adjusted legal fees of $157,113 associated with the filing of our patents as a prepaid asset for the six month period ending June 30, 2008.  Prepaid patents were also adjusted by $143,063 for the impact of prior years amounts. Previously, we had reflected these costs as an expense on our consolidated statement of operations and comprehensive income (loss).

5.
We reclassified the Acquisition Warrants (as defined in Note 5) with a fair value of $3,401,321 at June 30, 2008 as derivative financial instruments. Previously, we had reflected the Acquisition Warrants as equity. An additional adjustment in the amount of $3,001,009 was made for the prior years impact of these derivative financial instruments.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND SIX-MONTH  PERIODS ENDED JUNE 30, 2008

Consolidated Balance Sheet Adjustments (continued)

	As Originally Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS
Cash	$4,613,193	$-	$4,613,193
Short-term Investments	287,449		287,449
Inventory - construction-in-progress	294,980	(294,980)
Prepaid services		517,292	517,292
Total current assets	5,195,622	222,312	5,417,934

Property and equipment, net depreciation	398,626	294,980	693,606

Investments and deposits	76,576		76,576
Long-term investments	3,468,860		3,468,860
Prepaid patent costs		300,176	300,176
TOTAL ASSETS	$9,139,684	$817,468	$9,957,152

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	86,147		86,147
Loans payable - equipment	42,572		42,572
Capital lease obligation - equipment	10,103		10,103
Loan payable - officer	30,000		30,000
Stock to be issued	465,210		465,210
Total current liabilities	634,032		634,032

Loan payable -equipment, net of current portion	30,071		30,071
Capital lease obligation - equipment, net of current portion	20,207		20,207
Derivative financial instruments		3,401,321	3,401,321
Total liabilities	684,310	3,401,321	4,085,631

STOCKHOLDERS' EQUITY
Preferred stock A	33,445		33,445
Common stock	46,467		46,467
Stock subscription receivable	(130,518)		(130,518)
Additional paid-in capital	43,632,695	(14,115,179)	29,517,516
Accumulated other comprehensive loss	(142,312)		(142,312)
Deficit accumulated during the development stage	(34,237,138)	10,850,534	(23,386,604)
	9,202,639	(3,264,645)	5,937,994
Treasury stock	(66,473)		(66,473)
Prepaid services	(517,292)	517,292
Deferred compensation	(163,500)	163,500
Total stockholders' equity	8,455,374	(2,583,853)	5,871,521

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,139,684	$817,468	$9,957,152

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND SIX -MONTH PERIODS ENDED JUNE 30, 2008 (CONTINUED)

Consolidated Statement of Operations and Comprehensive Loss Adjustments (continued)

The following is a summary of the adjustments to our previously issued condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2008:

1.
We adjusted legal fees in the amount of $119,973 for three months period ended and $157,113 for six months period ended June 30, 2008 for fees associated with the filing of our patents as a prepaid asset. Previously, we had reflected these costs as an expense on our condensed consolidated statement of operations and comprehensive income (loss).

2.	Except for the addition of R&D to be in compliance with SFAS No. 2, “Accounting for Research and Development Costs”, all operating expenses were collapsed into general and administrative expenses.
3.
As derivative liabilities, the Acquisition Warrants (as defined in Note 5) are measured at fair value each reporting period (marked to market) with the gains and losses being recognized in earnings.  Accordingly, we adjusted our condensed consolidated statement of operations and  comprehensive loss to reflect income of $303,121 and $7,549,349 for the three and six months respectively as a result of the change in the fair value of the Acquisition Warrants. Previously, we recognized the Acquisition Warrants as equity and did not did not recognize any change in the fair value.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND SIX -MONTH PERIODS ENDED JUNE 30, 2008 (CONTINUED)

Consolidated Statement of Operations and Comprehensive Loss Adjustments (continued)

	For Three Months ended June 30, 2008			For Six Months ended June 30, 2008
	As Originally			As Originally
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

REVENUES	$-	$-	$-	$-	$-	$-
COST OF SALES
GROSS PROFIT

OPERATING EXPENSES
Professional fees for legal and accounting	341,281	(341,281)	-	545,410	(545,410)	-
Investment banking fees and investor relations	11,156,293	(11,156,293)	-	13,756,095	(13,756,095)	-
Other general and administrative	1,720,017	11,091,497	12,811,514	2,506,802	13,752,722	16,259,524
Research and development	-	308,735	308,735	-	434,993	434,993
Depreciation	22,631	(22,631)	-	43,323	(43,323)	-

Total operating expenses	13,240,222	(119,973)	13,120,249	16,851,630	(157,113)	16,694,517

OPERATING LOSS	(13,240,222)	119,973	(13,120,249)	(16,851,630)	157,113	(16,694,517)

OTHER INCOME (EXPENSE)
Change in fair value of derivative financial instruments		303,121	303,121		7,549,349	7,549,349
Net realized loss on investments	(1,194)		(1,194)	(1,194)		(1,194)
Interest expense	(3,320)	-	(3,320)	(9,393)	-	(9,393)
Interest income	40,289	-	40,289	44,076	-	44,076

Total other income (expense)	35,775	303,121	338,896	33,489	7,549,349	7,582,838

NET LOSS APPLICABLE TO
COMMON SHARES	$(13,204,447)	$423,094	$(12,781,353)	$(16,818,141)	$7,706,462	$(9,111,679)

OTHER COMPREHENSIVE LOSS
Unrealized loss on investments	0	(142,312)	(142,312)	0	(142,312)	(142,312)
COMPREHENSIVE LOSS	$(13,204,447)	$280,782	$(12,923,665)	$(16,818,141)	$7,564,150	$(9,253,991)

EARNINGS (LOSS) PER COMMON SHARE
BASIC	$(0.31)		$(0.30)	$(0.46)		$(0.25)
DILUTED	$(0.31)		$(0.30)	$(0.46)		$(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	42,450,685		42,450,685	36,596,908		36,596,908
DILUTED	42,450,685		42,450,685	36,596,908		36,596,908

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 (CONTINUED)

Consolidated Statement of Cash Flows Adjustments

In light of the adjustments made to our June 30, 2008 condensed consolidated balance sheet and statement of operations and comprehensive loss, we adjusted our previously issued condensed consolidated statement of cash flows as follows:

	As Originally
	Reported	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(16,818,141)	$7,706,462	$(9,111,679)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,323		43,323
Common stock issued for services	13,194,734		13,194,734
Amortization of prepaid common stock issued for services		1,290,750	1,290,750
Common stock options and warrants issued for services	29,375		29,375
Amortization of deferred compensation	54,500		54,500
Loss on sale of short-term investments		1,194	1,194
Change in fair value of derivative financial instruments		(7,549,349)	(7,549,349)

Change in operating assets and liabilities
Inventory	(294,980)	294,980
Deposits	(1,716)		(1,716)
Prepaid patent costs		(157,113)	(157,113)
Accounts payable and accrued liabilities	(33,441)		(33,441)

Total adjustments	12,991,795	(6,119,538)	6,872,257

Net cash used in operating activities	(3,826,346)	1,586,924	(2,239,422)

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 (CONTINUED)

Consolidated Statement of Cash Flows Adjustments (continued)

	As Originally
	Reported	Adjustments	Restated
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(38,504)	$	$(38,504)
Purchase of property and equipment,construction-in-progress		(294,980)	(294,980)
Purchase of investment funds	(4,045,113)		(4,045,113)
Proceeds from sale of investments	146,492	(1,194)	145,298

Net cash provided by (used in) investing activities	(3,937,125)	(296,174)	(4,233,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	9,925,054		9,925,054
Issuance of equity securities and paid-in-capital for merger and other	1,290,750	(1,290,750)	-
Proceeds from stock to be issued	465,210		465,210
Proceeds from stock subscription receivable	55,175		55,175
Repayment of officer's loan	(120,000)		(120,000)
Repayment of loan payable	(19,950)		(19,950)

Net cash provided by financing activities	11,596,239	(1,290,750)	10,305,489

NET DECREASE IN CASH AND CASH EQUIVALENTS	3,832,768	-	3,832,768

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	780,425		780,425

END OF YEAR	$4,613,193	$	$4,613,193

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009

NOTE 12 - SUBSEQUENT  EVENTS

Effective on July 6, 2009, the Company terminated the employment of Eric Swain, its Chief Executive Officer, and removed him from the Company’s Board of Directors.  For details, see the Company's Current Report on Form 8-K filed July 10, 2009.  Upon Mr. Swain’s removal, effective July 6, 2009, the Board appointed Peter A. Worthington, a current director of the Company and its Interim Chairman of the Board, to the position of Chief Executive Officer.  Compensation for Mr. Worthington serving in the Chief Executive Officer capacity has not yet been determined.  Mr. Worthington has been a director of the Company since August 13, 2008.

On July 13, 2009, the Company revised the expiration dates of all the Acquisition Warrants and both classes of Augustine Warrants issued by the Company to purchase shares of common stock of the Company from 120 days subsequent to the effective date of a successful registration statement covering these warrants filed with the SEC to March 31, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements used in this Form 10-Q, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, such as those set forth above under “Risk Factors”.  The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

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

Overview

Our business is (i) the design, manufacture and sale of machinery and equipment units for decomposing petroleum-based materials by subjecting them to microwave radiation at specifically selected frequencies for a time sufficient to at least partially decompose the materials and focused on specific applications (the “Technology”); (ii) the licensing of third parties to exploit the Technology; and (iii) the construction of plants, in conjunction with other investors, to exploit that Technology. Currently, our efforts are directed principally to the design, manufacture and sale of machinery and equipment.

In October 2008, we completed our first commercial prototype machine that uses our Technology for decomposing tires, the Patriot-1.  Although we anticipated completion of the prototype earlier in 2008, there were several factors that contributed to the delay we experienced. These included: delays in delivery of klystron microwave tubes, changes in the design of the prototype, and changes in the conveying procedures for the material. The Company will continue to test and refine the features of the prototype for use with tires and other "feedstocks", i.e. materials that would be amenable to the Company's Technology. The Company will work with prospective customers to create systems for the manipulation of large amounts of tires to be processed through a machine.

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

The Company has completed two demonstrations of our commercial prototype machine with the first demonstration taking place May 4-8, 2009 and the second demonstration taking place June 8-11, 2009.  Both demonstrations included prospective customers from the United States and several foreign countries as well as partners and dignitaries and were held in our contract manufacturer’s facility (Ingersoll Production Systems) in Rockford, Illinois. The demonstrations consisted of processing tire material on a continuous basis and collecting commercially viable byproducts in the form of diesel heating oil, combustible gas in the combined form of propane, butane, methane and other gases that can be used to generate electricity or be used as energy feedstock for other processes, and a high BTU carbon char.  The make-up of the byproducts was verified by independent certified laboratories and the byproducts were valued based on oil and energy indexes as well as an independent commodity marketing company specializing in the sale of oils and char byproducts.  The Company believes the demonstrations were successful.

We do not research nor represent to potential customers the commercial uses or revenues they may derive from the end-products generated using our Technology. Each potential customer evaluates for itself whether the commercialization and disposition of the end products justifies the cost to purchase and install one of our machines.

We are conducting preliminary negotiations with prospective purchasers of machines, but do not have any committed orders for our equipment. As of June 15, 2009, we had entered into an exclusive marketing agreement with one company for a designated geographic area outside the United States.  We are not presently devoting any time or funds to the construction of plants to exploit our Technology. Any such effort will require capital in excess of funds available to us, and will require us to "partner" with a company with much larger resources.

Results Of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

(A) REVENUES

We had no revenues from operations for the three months ending June 30, 2009 and 2008. We have had no revenues from operations since the closing of the asset acquisitions of Carbon Recovery Corporation in September 2006 and Mobilestream Oil, Inc. in December 2006. All revenues we received from operations prior to September 2006 were derived from lines of business unrelated to our current activities, and in which we no longer have any ownership interest or other participation.  The Company has never had revenues from operations since it began its current business.

The Company has completed a prototype fixed frequency microwave reactor system, named “Patriot-1”, which it has used to demonstrate the decomposition of tires into diesel oil, combustible gas and carbon char.  During May 4-8, 2009 and June 8-11, 2009, the Company provided public demonstrations of the Patriot-1 to prospects, partners and dignitaries at our outside contract manufacturer’s facility (Ingersoll Production Systems) located in Rockford, Illinois.  It will take the Company approximately twelve months to deliver a system from the time the Company receives an order. It is the Company's intention that each order be accompanied by a cash deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

On April 23, 2009, Global Heavy Oil Corporation, a wholly-owned subsidiary of the Company, entered into the Collaborative Arrangement with Schlumberger for the purpose of researching and developing “surface upgrading” products, a process using microwaves to increase the gravity of heavy oil above the surface of the Earth in oilfield operations and services for “heavy oil” oilfield operations (“the Products and Services”).  The joint development will be based on, and will utilize, the Company’s proprietary patent-pending technologies and intellectual property.   In consideration of the Company’s exclusive license of its intellectual property in the “heavy oil” field of use, the Company, through Global Heavy Oil, will receive a total of $600,000 ($300,000 was received on May 22, 2009 for  the execution of the Collaborative Arrangement and $300,000 is payable on the first anniversary of the Collaborative Arrangement.  The $300,000 received on May 22, 2009 was recorded as deferred revenue in the condensed consolidated balance sheet as of June 30, 2009 and will be reclassified as revenue when earned.  Contingent upon full satisfaction of Phase I under the Collaborative Arrangement (research & development, including testing of the Products and Services), the Company, through Global Heavy Oil, will receive a one-time $1,000,000 engineering fee from Schlumberger within 30 days of the commencement of Phase II under the Collaborative Arrangement.  Upon full satisfaction of Phase II and pursuant to the Collaborative Arrangement, the Company, through Global Heavy Oil, will have the right to acquire up to a 40% interest in the joint venture.

(B)   TOTAL OPERATING EXPENSES

Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were $3,488,510 for the three months ended June 30, 2009 compared to $13,120,249 for the three months ended June 30, 2008, a decrease of $9,631,739 or approximately 73% decline.

Changes in general and administrative expenses versus the prior three months period are the following:

The Company recorded expenses in 2008 for investment banking fees, investor relations, and professional fees broadly to include expenses incurred for ancillary activities and expenses for penalties and settlements related to professional services, investment banking and public relations activities. Total professional fees and investment banking fees and investor relations expenses were approximately $1,148,000 for the three months ended June 30, 2009, compared to $11,156,000 for the three months ended June 30, 2008, a decrease of approximately $10,008,000.  This large decline in professional fees and investment banking fees and investor relations expenses is due to the reduction of stock issued for services in 2009.  The Company issued 630,000 shares of common stock for services performed or to be performed by non-employees, valued at approximately $890,100 for the three months ended June 30, 2009 versus 4,323,749 shares of common stock for services performed or to be performed by non-employees, valued in the amount of approximately $10,359,400, for the three months ended June 30, 2008, a decrease of approximately $9,469,300; the Company also decreased cash spending in this area in the amount of approximately $538,700. The value of services was determined based upon the stock market price at the date the stock was issued.  Other costs which are included as part of professional fees for the three months ended June 30, 2009 are legal fees of approximately $125,500 and accounting fees of approximately $428,500, for a total of $554,000, this represents an  increase of approximately $332,700 versus same three month period in 2008.  The significant increase in accounting fees are due to the additional audit work needed to be performed by our auditors in connection with the reauditing and restatement of the Company's previously issued financial statements (see the Company's Current Report on Form 8-K filed on April 2, 2009).

Other general and administrative expenses for the three months ended June 30, 2009, were approximately $1,391,000 compared to approximately $1,434,000 for the three months ended June 30, 2008, a decrease of approximately $43,000 or  a 3% decrease.  The decrease in other general expenses for three months ended June 30, 2009 was primary due to no stock bonuses issued in 2009.  For the three month period ending June 30, 2008 the Company issued 342,000 shares of common stock valued at $770,000 to key senior executives, including former CEO Frank Pringle, these stock bonuses were cancelled and the stock was returned in the third and fourth quarter of 2008.  Offsetting this decline of $770,000 versus same three month period were increases in the following areas:  Increased in expense for the amortization of stock options granted in 2008, to former CEO Eric Swain in the amount of $520,000,  an increase in salary & wages expenses of approximately $100,000 due to the addition of four employees, an increase of approximately $45,000 in travel and entertainment, an increase of approximately $38,000 in health and corporate insurance expenses and an increase of approximately $34,000 in rent for the new  corporate headquarters, and various all other expenses declined approximately $10,000 versus the same three month period ending June 30, 2009.

Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R & D costs for three months ended June 30, 2009 and 2008 were $395,087 and $308,735, respectively.  The increase of $86,352 as compared to the same period in the prior year can be attributed to the following:  increase in salary expenses of approximately $203,000 due to the addition of four employees,  increase in consulting expertise expense in amount of approximately $50,000, supplies used to perform research increased approximately $46,000,  depreciation expense increased approximately $58,000 mainly due to depreciation associated with the our prototype machine, “Patriot-1” which was put into service as of June 1, 2009 .   The increase in 2009 over 2008 expenses for the three month period ended June 30, were partially offset by a reduction in cost of  approximately $303,000 for the write-off of obsolete parts used to construct the prototype machine “Patriot-1”

(C)  OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains / (losses), change in fair value of derivative financial instruments and other income are included in other income (expense).  Total other expense was $894,594 for the three months ended June 30, 2009 compared to other income of $338,896 for the three months ended June 30, 2008, a decrease of $1,233,490 due primarily to fair value change in derivative financial instruments.

Interest expense for the three months ended June 30, 2009 was $4,465 compared to $3,320 for the three months ended June 30, 2008, an increase of $1,145.

Interest income for the three months ended June 30, 2009 and 2008 was $58,490 and $40,289, respectively. The increase of $18,201 in interest income for the three months ended June 30, 2009 compared to the same period in 2008 is due to the shift of the investment portfolio into short-term interest bearing entrustments.   In April of 2008, $4,000,000 of surplus cash was invested in short-term investments.

At June 30, 2009 the change in the fair value of derivative financial instruments resulted in expense of $948,619 for the three months ended June 30, 2009, versus income of $303,121 for same three month period in 2008, for a change of $1,251,740.

(D)   NET LOSS

The net loss for the three months ended June 30, 2009 was $4,383,104 ($0.07 per share) compared to a net loss of $12,781,353 ($0.30 per share) for the three months ended June 30, 2008, a decline of  losses in the amount of $8,398,249.  The Company’s losses are attributable to it having no revenue stream because it is still in the development stage.   The decrease in net loss for the three month period ended June 30, 2009 is attributed to the Company reducing expenses in most areas due to the reduction of cash.  In 2008, increases in expenses can be attributed to the significant increase of non-cash charges related to expenses for professional fees such as investor relations, public relations and investment banking services as payments were made by the issuance of common stock for such services rendered during the quarter.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

(E)   REVENUES

We had no revenues from operations for the six months ending June 30, 2009 and 2008.  See explanation for the three months comparison above for details.

(F)   TOTAL OPERATING EXPENSES

Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were $5,916,641 for the six months ended June 30, 2009 compared to $16,694,517 for the six months ended June 30, 2008, a decrease of $10,777,876 or approximately 65% decline.

Changes in general and administrative expenses versus the prior six months period are the following:

The Company has recorded expenses in 2008 for investment banking fees, investor relations, and professional fees broadly to include expenses incurred for ancillary activities and expenses for penalties and settlements related to professional services, investment banking and public relations activities. Total professional fees and investment banking fees and investor relations expenses were approximately $1,994,000 for the six months ended June 30, 2009, compared to $13,756,000 for the six months ended June 30, 2008, a decrease of approximately $11,762,000.  This large decline in professional fees and investment fees and investor relations expenses is due to the reduction of stock issued for services in 2009.  The Company issued 724,000 shares of common stock for services performed or to be performed by non-employees, valued at approximately $1,002,900 for the six months ended June 30, 2009 versus 5,211,249 shares of common stock for services performed or to be performed by non-employees, valued in the amount of approximately $12,319,700, for the six months ended June 30, 2008, a decrease of approximately $11,316,800, the Company also decreased cash spending in this area in the amount of approximately $445,200. The value of services was determined based upon the stock market price at the date the stock was issued.  Other costs which are included as part of professional fees for the six months ended June 30, 2009 are legal fees of approximately $186,000 and accounting fees of approximately $543,000, for a total of $729,000, this represents an  increase of approximately $341,000 versus same six month period in 2008.  The significant increase in accounting fees are due to the additional audit work needed to be performed by our auditors as a result the Company filing a form 8K 4.02 on April 2, 2009, concerning non-reliance on previously issued financial statements.

Other general and administrative expenses for the six months ended June 30, 2009, were approximately $2,513,000 compared to approximately $2,115,000 for the six months ended June 30, 2008, an increase of approximately $398,000 or  a 19% increase.  The increase in other general expenses for six months ended June 30, 2009 was primary due to the following:  A $770,000 decrease in salary expenses due to no stock bonuses issued in 2009.  In , 2008 the Company issued 342,000 shares of common stock valued at $770,000 to key senior executives, including former CEO Frank Pringle, these stock bonuses were cancelled and the stock was returned in the third and fourth quarter of 2008.  Offsetting this decline in salaries and wages were increases for the amortization of stock options granted in 2008 to former CEO Eric Swain in the amount of $780,000. Regular salary & wages expenses increased approximately $260,000 due to the addition of four employees.  Meetings and promotion expense increased approximately $103,000 for the promotion and demonstration of the prototype machine “Patriot-1” in May 2009. Travel and Entertainment increased in the amount of approximately $55,000.  Health and corporate insurance expenses increased approximately $28,000, as well as rent expenses increased approximately $46,000 due to the new Company corporate headquarters, and various all other expense declined approximately $100,000 versus the same six month period ending June 30, 2009.

Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R & D costs for six months ended June 30, 2009 and 2008 were $680,359 and $434,993, respectively.  The increase of $245,366 as compared to the same period in the prior year can be attributed to the following:  increase in salary expenses of approximately $280,000 due to the addition of four employees,  increase in consulting expertise expense in amount of approximately $50,000, supplies used to perform research increased approximately $86,000,  depreciation expense increased approximately $80,000 mainly due to depreciation associated with the our prototype machine, “Patriot-1” which was put into service as of June 1, 2009 .   The increase in 2009 over 2008 expenses for the six month period ended June 30, were partially offset by a reduction in costs of approximately $303,000 for the write-off of obsolete parts used to construct the prototype machine “Patriot-1”

(G)  OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains / (losses), change in fair value of derivative financial instruments and other income are included in other income (expense).  Total other expense was $163,825 for the six months ended June 30, 2009 compared to other income of $7,582,838 for the six months ended June 30, 2008, a decrease of $7,746,663 due primarily to fair value change in derivative financial instruments.

Interest expense for the six months ended June 30, 2009 was $7,609 compared to $9,393 for the six months ended June 30, 2008, an decrease of $1,784.

Interest income for the six months ended June 30, 2009 and 2008 was $113,987 and $44,076, respectively. The increase of $69,911 in interest income for the six months ended June 30, 2009 compared to the same period in 2008 is due to have short-term investment for six month in 2009 versus having only short-term investment for two months in 2008.   In April of 2008, $4,000,000 of surplus cash was invested in short-term investments.

At June 30, 2009 the change in the fair value of derivative financial instruments resulted in expense of $252,765 for the six months ended June 30, 2009, versus income of $7,549,349 for same six month period in 2008, for a change of $7,802,114.

(H)   NET LOSS

The net loss for the six months ended June 30, 2009 was $6,080,466 ($0.10 per share) compared to a net loss of $9,111,679 ($0.25 per share) for the six months ended June 30, 2008, an decline of  losses in the amount  $3,031,213.  The Company’s losses are attributable to it having no revenue stream because it is still  in the development stage.  The decrease in net loss for the six month period ended June 30, 2009 is attributed to the Company reducing expenses in most areas due to the reduction of cash.  In 2008 increases in expenses can be attributed to the significant increase of non-cash charges related to expenses for professional fees such as investor relations, public relations and investment banking services as payments were made by the issuance of common stock for such services rendered during the quarter.

Operating Activities

Net cash used in operating activities was $3,088,399 for the six months ended June 30, 2009 compared to $2,239,422 for the six months ended June 30, 2008, an increase of $848,977 or approximately 38%.

Investing Activities

Net cash provided by investing activities was $2,112,628 for the six months ended June 30, 2009 compared to use of cash in the amount $4,233,299 for the six months ended June 30, 2008, a change of $6,345,927. The changes was due primarily to  (i) our receiving proceeds from our marketable securities in the amount of $2,556,886 during the six months ended June 30, 2009, (ii) our making purchases of materials for the construction of our prototype machine, Patriot-1, in the amount of $369,540 during the six months ended June 30, 2009, and (iii) in April of 2008 $4,000,000 of surplus cash was invested in short-term investments.

Liquidity and Capital Resources

As of June 30, 2009, the Company had total current assets of $2,314,722 and total current liabilities of $1,274,880, resulting in work capital of $1,039,842.  As of June 30, 2008, the Company had total current assets of $6,079,879 and total current liabilities of $1,133,882, resulting in working capital of $4,945,997.  As a development stage company that began operations in 2002, the Company has incurred $35,850,740 in cumulative total losses from inception through June 30, 2009.

As of June 30, 2009, the Company had $1.0 million in cash and cash equivalents and $.2 million in short-term investments.  The Company projects total cash expenditures needed for the next twelve months ending June 30, 2010 to be approximately $4.2 million (operating expenses to be approximately $4 million and other expenditures to be approximately $.2 million).  Based on the Company's current operating plan, the total cash expenditures needed for the remainder of 2009 exceed the Company's cash, cash equivalents and short term investments as of June 30, 2009.  Our assessment of our cash needs, however, is based on assumptions concerning the rate of our cash expenses, the technological and engineering challenges in the development of our products, the projected development times, the equipment construction and testing trials required along with their projected timetable.  Our actual operations may be affected by increases in our payroll and staff related matters, technological or engineering difficulties and deviations from the timetables for experimentation and testing trials.   However, due to the fact that the Company incurred substantial net losses for the cumulative period from July 19, 2002 (inception) to June 30, 2009 and that it currently has no revenue stream to support itself,  there is doubt about the Company’s ability to continue as a going concern.

The Company did not have any cash provided from financing activities for the six month period ended June 30, 2009. The Company did not sell any stock for cash for the six month period ending June 30, 2009, instead it used cash in the amount of $26,612 for payment on loans.  The Company has been successful in the past in obtaining required cash resources by issuing stock to service the Company's operations.  On June 26, 2009, the Company engaged CapStone Investments to act as exclusive placement agent through September 15, 2009 for the Company in connection with a proposed offering of debt and/or equity securities of the Company in the amount of $8,000,000.  There is no assurance that any such securities will in fact be sold.  For the six months ended June 30,  2008, net cash provided by financing activities was $10,305,489. This increase was primarily the result of the sale of common stock. During the six months period ended June 30, 2008, the Company sold 9,377,129 shares of common stock for gross proceeds of $9,925,054.

The Company has continued to issue stock or options or warrants to various vendors (non-employees) as payments for services rendered. In the six months ended June 30, 2009, the Company issued 724,000 shares of common stock in payment of services valued at $1,002,920. $60,800 of which was recorded as expense in the condensed consolidated statement of operations and comprehensive loss and $942,120 was recorded as prepaid expense, of which $290,800 has been amortized as of June 30, 2009.  The value of services was determined based upon the stock market price at the date the stock was issued.  For the six months ended June 30, 2008, the Company issued 5,211,249 of common stock shares for services rendered valued at $12,319,713.   The Company also issued 650,041 warrants with an average excise price of $1.30 for services rendered or to be performed for the six months ended June 30, 2009.  An expense of $227,116 was recorded to the condensed consolidated statement of operations and comprehensive loss for the value of these warrants.   Warrants issued for services were valued using the Black-Scholes option-pricing model, with expected volatility ranging from 132% to 149%, risk-free interest rate ranging from .80% to 1.87% and an expected life of a half year to five years.

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

In September 2008, pursuant to a Summary of Terms of Proposed Employment Agreement with Eric Swain, the Company’s CEO until July 6, 2009, and as part of a series of employment term sheets, the Company authorized the grant of a total of 8,500,000 stock options to four key executives.  5,000,000 of those stock options were granted to Mr. Swain.  The other 3,500,000 stock options were granted to three other officers of the Company and remain subject to stockholder approval of an amendment to the Company’s stock option plan increasing the number of authorized shares available for issuance under the plan.  All of these options have an exercise price of $1.18.  1,000,000 of Mr. Swain’s options vested immediately.  The balance of 4,000,000 options is scheduled to vest in equal annual installments of 1,000,000 options on September 23, 2009 and on each anniversary thereafter for the  three years thereafter.  The Company has recorded an expense to general and administrative expenses to the condensed consolidated statement of operations and comprehensive loss in the amount of $780,000 for the six month period ended June 30, 2009 for the 1,000,000 options scheduled to vest on September 23, 2009.

On April 27, 2009, upon the retirement of Mr. Wayne Koehl from employment with the Company, 600,000 of his options awaiting stockholder approval of an amendment to the Company’s 2008 stock option plan were cancelled.  Of the combined 2,900,000 options granted to the three  executives besides the CEO, one-fifth of those options will vest immediately upon approval of the amendment of the Company’s stock option plan and the remainder will vest one-fifth on September 23, 2009 and an additional one-fifth on each anniversary thereafter for the next three years, provided that the executives are employed by the Company at each vesting date.  The assumptions used in the Black-Scholes option-pricing model used to determine the fair value of the options are: a dividend yield of 0%; an expected volatility rate of 123.5%; a risk-free interest rate of 2.92%; and an expected life of approximately six years. Expected forfeitures were estimated to be 0%.  No compensation expense was recorded for the 2,900,000 options awaiting stockholder approval because options under an arrangement that is subject to stockholder approval are not deemed to be granted until that approval is obtained unless approval is essentially a formality which the Company has deemed not to be the case.

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

CAPITAL RESOURCES

(A)   LONG-TERM DEBT OBLIGATIONS

The Company entered in two loan agreements for the purchase of equipment in 2006.  The principal amount of a five-year loan entered into in January 2006 is $75,000 with an interest rate of 13.43% annually and a monthly payment of  $1,723.  In October 2006 the Company entered into second loan with a principal amount of $73,817 at an interest rate of 8.71% annually.  The monthly payments on this loan are $2,396.  The total remaining loan payments, including interest payments, are $32,481 as of June 30, 2009 for the two loans.

(B)   CAPITAL LEASES

The Company leases certain phone and computer equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the condensed consolidated balance sheets as part of property and equipment.  The monthly lease payments are $1,293 per month until June 2011.  The total future minimum lease payments as of June 30, 2009 are approximately $27,163.

(C)   OPERATING LEASES

The Company leases office space and manufacturing space under three separate lease agreements that are classified as operating leases.  The Company leased office space in West Berlin, New Jersey for a monthly lease payment of $5,000 which expired on May 31, 2009.  Beginning in June 2009, the Company continued to lease space at the West Berlin location at a monthly lease payment rate of $1,600 per month expiring in June 2012.  The Company entered into a new lease for new corporate headquarters in Mount Laurel, New Jersey, which has a monthly lease payment of $6,567 and expires April 2014.  The Company also leases manufacturing space in Rockford, Illinois, which has a monthly lease payment of $2,703 and expires on April 30, 2010.  The total future minimum annual lease payments are approximately $457,000.

(D)   PURCHASE OBLIGATIONS

In June 2007, the Company entered into a purchase agreement with Ingersoll Production Systems of Rockford, Illinois to build a commercial prototype machine. The total purchase commitment is approximately $770,000.  The Company has currently paid approximately all of this commitment as of June 30, 2009 under this agreement.  This amount is reflected in the accompanying 2009 condensed consolidated balance sheet as part of the construction in progress component of property and equipment, and, to the extent of modifications to the prototype machine being made, in the accompanying 2009 condensed consolidated statement of operations as R & D expense.  In addition to the agreement with Ingersoll Production Systems, there are various other suppliers with which the Company has purchase commitments, which commitments total approximately $610,000, of which the Company has paid approximately all of these commitments through June 30, 2009.

Off Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  Certain critical accounting policies requiring significant judgments, estimates and assumptions are detailed below.  We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made and (2) changes to the estimate or different estimates, that could have reasonably been used, would have materially changed our condensed consolidated financial statements.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises".

Short-term Investments

Cash in excess of operating requirements is invested in marketable debt and equity securities, all of which are classified as available for sale, and are carried at their fair value.  The unrealized gains or losses of these investments, which are deemed to be temporary in nature, are recorded as part of accumulated other comprehensive income (loss), and included in the consolidated statement of stockholders’ equity. Realized gains or losses and declines in value judged to be other-than-temporary on these investments are recognized as realized gains or losses in the condensed consolidated statements of operations and comprehensive loss.

Patents

Legal fees associated with patents, which are expected to be issued are recorded as prepaid patent costs on the accompanying condensed consolidated balance sheets.  Upon approval by the relevant patent office, the prepaid patent costs will be reclassified to an intangible asset, and amortized over the expected life of the patent.  The value of the patent(s) will be reviewed each year for possible impairment and expensed in the year it is determined that a write-down in the value of the patent is required.  Prepaid patent costs associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. The total expense associated with stock-based employee compensation was approximately $520,000 and $780,000 for the three and six months ended June 30, 2009, and $1,820,000 for the period July 19, 2002 (inception) to June 30, 2009.  There was no expense associated with stock-based employee compensation for the three and six months ended June 30, 2008.

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

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of  June 30, 2009 and 2008 respectively, are as follows:

	2009	2008
Options	1,200,000	200,000
Warrants	22,075,836	22,164,085
Convertible Preferred Stock	-	16,720,062
Total	23,275,836	39,084,147

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of June 30, 2009 and 2008.

Derivative Financial Instruments

The Company accounts for financial instruments that are indexed to and potentially settled in, its own stock in accordance with the provisions of Emerging Issues Task Force (“EITF’) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in  a Company’s Own Stock”.  These financial instruments include freestanding warrants and options to purchase the Company’s common stock.   Under certain circumstances that would require the Company to settle these equity items in cash, and without regard to probability, EITF No. 00-19 would require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s condensed consolidated statements of operations and comprehensive loss.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recently Adopted  Accounting Pronouncements” in Note 2 to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

This item is not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to provide reasonable assurance that information which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls as of the end of the quarterly period ended June 30, 2009 were not effective due to the deficiencies described in our Management’s Report on Internal Control over Financial Reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

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

Management conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting conducted as of December 31, 2008, management believes that as of December 31, 2008, the Company’s internal control over financial reporting was not effective due to the following material weaknesses:

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

The Company has commenced efforts to address the material weaknesses in its internal control over financial reporting and its control environment through the following actions:

•	Supplementing existing resources with technically qualified third party consultants.
•	Instituting a more stringent approval process for financial transactions.
•	Performing additional procedures and analysis for significant transactions as a mitigating control in the control environment due to segregation of duties issues.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This item is not applicable.

ITEM 1A.	RISK FACTORS

This item is not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2009, the Company issued warrants to purchase 200,000 shares of its Common Stock at $1.10 per share to Brian Ettinger as a portion of payment for services to be performed.  These warrants expire on varying dates ranging from January 10, 2012 to June 10, 2012.

On April 22, 2009, the Company issued 225,000 shares of its Common Stock to Brian Ettinger for consulting services rendered valued at $254,250.

On April 24, 2009, the Company issued 105,000 shares of its Common Stock and warrants to purchase 150,000 shares of its Common Stock at an exercise price of $1.50 per share and expiring on June 1, 2012 to Woody Fuel Consultants for consulting services rendered valued at $143,850.

On May 12, 2009, the Company issued 300,000 shares of its Common Stock to LP (Origination) Limited pursuant to a Consulting Agreement and valued at $492,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report:

Exhibit No.	Description

10.1
Joint Development Agreement, dated April 23, 2009, by and among Global Heavy Oil Corporation, Schlumberger Technology Corporation and Schlumberger Holdings Limited, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on August 5, 2009.

10.2
Agreement and General Release, entered into between the Company and Wayne J. Koehl on April 27, 2009, incorporated herein by reference to Exhibit 10.33 to Amendment No. 4 to the Company's Registration Statement on Form S-1, File Number 333-149199, filed on July 14, 2009.

10.3
Consulting Agreement, entered into between the Company and LP (Origination) Limited on May 11, 2009, incorporated herein by reference to Exhibit 10.34 to Amendment No. 4 to the Company's Registration Statement on Form S-1, File Number 333-149199, filed on July 14, 2009.

31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL RESOURCE CORPORATION (Registrant)

Date: August 6, 2009	By:	/s/ Peter A. Worthington
Name: Peter A. Worthington Title: Chief Executive Officer

Date: August 6, 2009	By:	/s/ Jeffrey J. Andrews
Name: Jeffrey J. Andrews Title: Chief Financial Officer