Form 10-Q
period 2009-09-30
Global Resource CORP
filed 2009-11-23
CIK 1128949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of November 18, 2009 was 64,850,664.

GLOBAL RESOURCE CORPORATION

Form 10-Q
For the Quarter Ended September 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GLOBAL RESOURCE CORPORATION
(A Development Stage Company)

Global Resource Corporation
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	(Unaudited)
	Period Ended	Year Ended
	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,410	$2,013,730
Short-term investments	-	2,557,274
Prepaid services	450,250	1,508,875

Total current assets	584,660	6,079,879

Property and equipment, net of depreciation	1,572,168	1,358,299

OTHER ASSETS
Deposits	124,027	123,726
Prepaid patent costs	558,620	383,685

Total other assets	682,647	507,411

TOTAL ASSETS	$2,839,475	$7,945,589

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$668,308	$889,489
Deferred revenue	210,000	-
Loans payable - equipment	19,032	34,850
Capital lease obligation - equipment	11,509	9,543
Severance payable	200,000	200,000

Total current liabilities	1,108,849	1,133,882

LONG-TERM LIABILITIES
Loans payable - equipment, net of current portion	2,829	16,821
Capital lease obligation - equipment, net of current portion	7,664	15,742
Severance payable, net of current portion	4,504,714	1,000,000
Derivative financial instruments	131,150	1,591,834
Total long-term liabilities	4,646,357	2,624,397

Total liabilities	5,755,206	3,758,279

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock A - $.001 par value 100,000,000 shares authorized, none issued and outstanding at June 30, 2009, 5,000 issued and outstanding at December 31, 2008		5
Common stock, $.001 par value; 200,000,000 shares authorized, 70,400,664 shares issued and 63,705,703 outstanding at September 30, 2009, 69,549,164 shares issued and 62,854,203 outstanding at December 31, 2008	70,400	69,549
Additional paid-in capital	38,370,594	35,842,053
Accumulated other comprehensive loss	-	(237,550)
Deficit accumulated in the development stage	(39,640,252)	(29,770,274)
	(1,199,258)	5,903,783

Treasury stock	(1,716,473)	(1,716,473)

Total stockholders' equity	(2,915,731)	4,187,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,839,475	$7,945,589

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(With Cumulative Totals Since Inception)
(Unaudited)

	Three Months Ended		Nine Months Ended		July 19, 2002
		Restated		Restated	(Inception)
	September 30	September 30	September 30	September 30	to
	2009	2008	2009	2008	September 30, 2009

REVENUES	$90,000	$-	$90,000	$-	$90,000

COST OF SALES

GROSS PROFIT	90,000	-	90,000	-	90,000

OPERATING EXPENSES

General and administrative expenses	5,151,889	2,460,448	10,388,171	18,719,972	50,410,542

Research and development expenses	438,710	177,172	1,119,069	612,165	2,400,108

Total operating expenses	5,590,599	2,637,620	11,507,240	19,332,137	52,810,650

OPERATING LOSS	(5,500,599)	(2,637,620)	(11,417,240)	(19,332,137)	(52,720,650)

OTHER INCOME (EXPENSE)
Loss on deposit and other					(179,893)
Change in fair value of derivative financial instruments	1,713,449	2,303,664	1,460,684	9,853,013	13,820,529
Net realized loss on investments	(2,589)	(42,038)	(20,027)	(43,232)	(901,795)
Interest expense	(1,515)	(5,031)	(9,124)	(14,424)	(65,596)
Interest income	1,742	70,302	115,729	114,378	407,153

Total other income	1,711,087	2,326,897	1,547,262	9,909,735	13,080,398

NET LOSS	$(3,789,512)	$(310,723)	$(9,869,978)	$(9,422,402)	$(39,640,252)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized loss on short-term investments	$-	$(819,015)	$-	$(961,327)	$(1,075,400)
Realized loss on short-term investments, net of taxes, reclassified from accumulated other comprehensive loss			237,550		1,075,400

COMPREHENSIVE LOSS	$(3,789,512)	$(1,129,738)	$(9,632,428)	$(10,383,729)	$(39,640,252)

EARNINGS (LOSS) PER COMMON SHARE
BASIC	$(0.06)	$(0.01)	$(0.16)	$(0.22)
DILUTED	$(0.06)	$(0.01)	$(0.16)	$(0.22)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	63,609,236	53,273,853	63,301,437	42,221,919
DILUTED	63,609,236	53,273,853	63,301,437	42,221,919

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(With Cumulative Totals Since Inception)
(Unaudited)

			July 19, 2002
	Nine Months Ended		(Inception)
	September 30,	September 30,	to
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES		Restated
Net loss	$(9,869,978)	$(9,422,402)	$(39,640,252)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251,269	70,104	533,122
Preferred stock issued for services			400,000
Common stock issued for services	155,750	13,967,803	21,028,571
Amortization of prepaid common stock issued for services	1,973,925	1,845,042	5,364,050
Common stock warrants and options issued for services	1,403,215	164,695	2,734,794
Amortization of deferred compensation		81,750	545,000
Loss on sale of property and equipment			18,955
Loss on sale of real estate and forfeiture of deposit			212,936
Loss on sale of short-term investments	17,438		17,438
Change in severance payable non-cash	3,654,714		3,654,714
Change in fair value of derivative financial instruments	(1,460,684)	(9,853,013)	(13,820,529)
Other than temporary losses on short-term investments			837,850
Common stock issued as charitable contribution			50,000

Changes in operating assets and liabilities
Prepaid services	85,000
Deposits	(301)	1,221	(179,027)
Prepaid patent costs	(174,935)	(172,036)	(558,620)
Accounts payable and accrued liabilities	(221,178)	(53,434)	870,740
Deferred revenue	210,000		210,000
Severance payable	(150,000)		1,050,000

Total adjustments	5,744,213	6,052,132	22,969,994

Net cash used in operating activities	(4,125,765)	(3,370,270)	(16,670,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment - equipment & machinery	(74,718)	(38,504)	(666,697)
Purchase of property and equipment - construction-in-progress	(422,908)	(745,818)	(1,352,987)
Proceeds from sale of property and equipment			44,200
Proceeds from sale of real estate			617,864
Purchase of short-term investments		(4,586,333)	(4,586,334)
Proceeds from sale of short-term investments	2,779,993	664,973	3,733,653

Net cash provided by (used in) investing activities	2,282,367	(4,705,682)	(2,210,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash		12,137,256	21,002,175
Proceeds for stock to be issued		747,976
Proceeds from stock subscription receivable		55,175	(130,518)
Purchase of treasury stock		(1,650,000)	(1,716,473)
Repayment of loans payable and capital lease obligation	(35,922)	(185,389)	(140,215)

Net cash provided by (used in) financing activities	(35,922)	11,105,018	19,014,969

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,879,320)	3,029,066	134,410

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	2,013,730	780,425

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$134,410	$3,809,491	$134,410

SUPPLEMENTAL DISCLOSURES OF
NON-CASH ACTIVITIES:
Interest Paid	$9,124	$14,424	$65,596

See accompanying notes to the condensed consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Balance at July 19, 2002 (Inception)		$-		$-	-	$-	$-	$-	$-	$-	$-	$-	$-

Issuance of initial founders' shares, September 9, 2002 net of subsequent cancellations					2,555,000								-

Common stock shares issued for cash :

Common stock issued for cash on November 5, 2002, at $.50 per share plus 8,000 warrants					8,000		4,000						4,000

Common stock issued for cash on November 21, 2002, at $.50 per share plus 21,000 warrants					21,000		10,500						10,500

Common stock shares issued for services rendered:

Common stock issued for services rendered, on September 10, 2002, at $0.472 per share					1,000,000		472,000						472,000

Common stock issued for services rendered, in November 5, 2002, at $0.50 per share, plus 8,500 warrants					8,500		4,250						4,250

Common stock issued for services rendered, on December 5, 2002, at $0.50 per share, plus 5,100 warrants					5,100		2,550						2,550

Net loss for the period July 19, 2002 (Inception) through December 31, 2002 (Restated, see Note 19)								(508,508)					(508,508)

Balance at December 31, 2002 (Restated)	-	-	-	-	3,597,600	-	493,300	(508,508)	-	-	-	-	(15,208)

Re-issuance of initial founders' shares, July 2003					1,455,000								-

Common stock shares issued for cash :

Common stock issued for cash on January 3, 2003, at $.50 per share plus 7,500 warrants					7,500		3,750						3,750

Common stock issued for cash on January 27, 2003, at $.50 per share plus 6,500 warrants					6,500		3,250						3,250

Common stock issued for cash on February 12, 2003, at $.50 per share plus 3,100 warrants					3,100		1,550						1,550

Common stock issued for cash on February 27, 2003, at $.50 per share plus 6,400 warrants					6,400		3,200						3,200

Common stock issued for cash on March 7, 2003, at $.50 per share plus 3,100 warrants					3,100		1,550						1,550

Common stock issued for cash on March 21, 2003, at $.50 per share plus 23,500 warrants					23,500		11,750						11,750

Common stock issued for cash on April 9, 2003, at $.50 per share plus 4,600 warrants					4,600		2,300						2,300

Common stock issued for cash on April 30, 2003, at $.50 per share plus 8,800 warrants					8,800		4,400						4,400

Common stock issued for cash on May 7, 2003, at $.50 per share plus 27,400 warrants					27,400		13,700						13,700

Common stock issued for cash on June 2, 2003, at $.50 per share plus 29,000 warrants					29,000		14,500						14,500

Common stock issued for cash on June 5, 2003, at $.50 per share plus 8,500 warrants					8,500		4,250						4,250

Common stock issued for cash on June 12, 2003, at $.50 per share plus 4,200 warrants					4,200		2,100						2,100

Common stock issued for cash on July 11, 2003, at $.50 per share plus 12,800 warrants					12,800		6,400						6,400

Common stock issued for cash on July 25, 2003, at $.50 per share plus 8,200 warrants					8,200		4,100						4,100

Common stock issued for cash on August 4, 2003, at $.50 per share plus 6,000 warrants					6,000		3,000						3,000

Common stock issued for cash on August 18, 2003, at $.50 per share plus 25,500 warrants					25,500		12,750						12,750

Common stock issued for cash on August 19, 2003, at $.50 per share plus 10,000 warrants					10,000		5,000						5,000

Common stock issued for cash on August 28, 2003, at $.50 per share plus 14,000 warrants					14,000		7,000						7,000

Common stock issued for cash on September 16, 2003, at $.50 per share plus 31,000 warrants					31,000		15,500						15,500

Common stock issued for cash on September 26, 2003, at $.50 per share plus 39,500 warrants					39,500		19,750						19,750

Common stock issued for cash on October 10, 2003, at $.50 per share plus 38,900 warrants					38,900		19,450						19,450

Common stock issued for cash on October 14, 2003, at $.50 per share plus 70,000 warrants					70,000		35,000						35,000

Common stock issued for cash on October 23, 2003, at $.50 per share plus 4,500 warrants					4,500		2,250						2,250

Common stock issued for cash on November 3, 2003, at $.50 per share plus 48,000 warrants					48,000		24,000						24,000

Common stock issued for cash on November 18, 2003, at $.50 per share plus 32,800 warrants					32,800		16,400						16,400

Common stock issued for cash on December 1, 2003, at $.50 per share plus 23,000 warrants					23,000		11,500						11,500

Common stock issued for cash on December 10, 2003, at $.50 per share plus 12,500 warrants					12,500		6,250						6,250

Common stock issued for cash on December 17, 2003, at $.50 per share plus 10,500 warrants					10,500		5,250						5,250

Stock subscriptions receivable, net										(14,340)			(14,340)

Net loss for the year ended December 31, 2003, (Restated, see Note 19)								(203,659)					(203,659)

Balance at December 31, 2003 (Restated)	-	-	-	-	5,572,400	-	753,200	(712,167)	-	(14,340)	-	-	26,693

See accompanying notes to the condensed financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Common stock shares issued for cash :

Common stock issued for cash on January 4, 2004, at $.50 per share plus 32,890 warrants					32,890		16,445						16,445

Common stock issued for cash on January 16, 2004, at $.50 per share plus 7,020 warrants					7,020		3,510						3,510

Common stock issued for cash on January 28, 2004, at $.50 per share plus 33,000 warrants					33,000		16,500						16,500

Common stock issued for cash on February 5, 2004, at $.50 per share plus 60,500 warrants					60,500		30,250						30,250

Common stock issued for cash on February 17, 2004, at $.50 per share plus 30,000 warrants					30,000		15,000						15,000

Common stock issued for cash on March 3, 2004, at $.50 per share plus 14,610 warrants					14,610		7,305						7,305

Common stock issued for cash on March 16, 2004, at $.50 per share plus 8,000 warrants					8,000		4,000						4,000

Common stock issued for cash on March 19, 2004, at $.50 per share plus 18,000 warrants					18,000		9,000						9,000

Common stock issued for cash on March 25, 2004, at $.50 per share plus 49,500 warrants					49,500		24,750						24,750

Common stock issued for cash on April 13, 2004, at $.50 per share plus 19,500 warrants					19,500		9,750						9,750

Common stock issued for cash on April 23, 2004, at $.50 per share plus 11,000 warrants					11,000		5,500						5,500

Common stock issued for cash on July 6, 2004, at $.50 per share plus 538,000 warrants					538,000		317,720						317,720

Common stock issued for cash on July 9, 2004, at $.50 per share plus 36,500 warrants					36,500		18,250						18,250

Common stock issued for cash on August 13, 2004, at $.50 per share plus 11,000 warrants					11,000		5,500						5,500

Common stock issued for cash on October 12, 2004, at $1.50 per share plus 43,000 warrants					43,000		64,500						64,500

Common stock issued for cash on October 14, 2004, at $1.00 per share plus 2,000 warrants					2,000		2,000						2,000

Common stock issued for cash on October 21, 2004, at $1.00 per share plus 3,125 warrants					3,125		3,125						3,125

Common Stock Shares issued for services rendered:

Common stock issued for services rendered on October 12, 2004, at $1.00 per share					545,000		545,000		(545,000)				-

Other:

Common stock issued in exchange for real estate on August 25, 2004 at $1.00 per share plus 500,000 warrants					500,000		500,000						500,000

Common stock issued in exchange for real estate on September 7, 2004 at $1.00 per share plus 150,000 warrants					150,000		150,000						150,000

Common stock issued as charitable contribution on October 12, 2004, at $1.00 per share					50,000		50,000						50,000

Initial founders' shares cancelled on October 28, 2004					(250,000)								-

Stock subscriptions receivable, net										(74,240)			(74,240)

Net loss for the year ended December 31, 2004								(672,219)					(672,219)

Balance at December 31, 2004	-	-	-	-	7,485,045	-	2,551,305	(1,384,386)	(545,000)	(88,580)	-	-	533,339

See accompanying notes to the condensed financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Common stock shares issued for cash :

Common stock issued for cash on January 14, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

Common stock issued for cash on January 18, 2005, at $1.00 per share plus 10,000 warrants					10,000		10,000						10,000

Common stock issued for cash on March 2, 2005, at $1.00per share plus 25,980 warrants					25,980		25,980						25,980

Common stock issued for cash on March 29, 2005, at $1.00 per share					2,000		2,000						2,000

Common stock issued for cash on September 16, 2005, at $2.00 per share plus 11,500 warrants					11,500		23,000						23,000

Common stock issued for cash on October 5, 2005, at $2.00 per share plus 5,000 warrants					5,000		10,000						10,000

Common stock issued for cash on October 5, 2005, at $2.00 per share plus 11,500 warrants					11,500		23,000						23,000

Common stock issued for cash on November 2, 2005, at $2.00 per share plus 500 warrants					500		1,000						1,000

Common stock issued for cash on November 2, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

Common stock issued for cash on November 8, 2005, at $1.00 per share plus 22,000 warrants					22,000		22,000						22,000

Common stock issued for cash on November 9, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

Common stock issued for cash on November 18, 2005, at $2.00 per share plus 97,000 warrants					97,000		96,990						96,990

Common stock issued for cash on November 18, 2005, at $1.00 per share plus 16,000 warrants					16,000		32,000						32,000

Common stock issued for cash on November 22, 2005, at $1.00 per share plus 7,000 warrants					7,000		7,000						7,000

Common stock issued for cash on November 22, 2005, at $2.00 per share plus 24,835 warrants					24,835		49,670						49,670

Common stock issued for cash on November 23, 2005, at $2.00 per share plus 2,000 warrants					2,000		4,000						4,000

Common stock issued for cash on November 30, 2005, at $2.00 per share plus 5,000 warrants					5,000		10,000						10,000

Common stock issued for cash on November 30, 2005, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

Common stock issued for cash on December 2, 2005, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on December 2, 2005, at $1.00 per share plus 5,000 warrants					5,000		5,000						5,000

Common stock issued for cash on December 6, 2005, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on December 7, 2005, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on December 7, 2005, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

Common stock issued for cash on December 8, 2005, at $2.00 per share plus 16,285 warrants					16,285		32,570						32,570

Common stock issued for cash on December 14, 2005, at $2.00 per share plus 26,850 warrants					26,850		53,700						53,700

Common stock issued for cash on December 16, 2005, at $1.00 per share plus 13,000 warrants					13,000		13,000						13,000

Common stock issued for cash on December 19, 2005, at $2.00 per share plus 46,000 warrants					46,000		92,000						92,000

Common stock issued for cash on December 28, 2005, at $2.00 per share plus 10,000 warrants					10,000		20,000						20,000

Common stock issued for cash on December 30, 2005, at $.70 per share plus 338,000 warrants					84,500		59,423						59,423

Common stock issued for cash on December 30, 2005, at $2.00 per share plus 6,500 warrants					6,500		13,000						13,000

Common stock issued for cash on December 30, 2005, at $1.02 per share plus 100,000 warrants					100,000		102,000						102,000

Common stock issued for cash on December 30, 2005, at $.65 per share plus 85,200 warrants					21,300		13,815						13,815

Common stock issued for cash on December 30, 2005, at $.65 per share plus 20,000 warrants					5,000		3,235						3,235

Common stock issued for cash on December 30, 2005, at $.73 per share plus 66,000 warrants					16,500		12,033						12,033

Common stock issued for cash on December 30, 2005, at $.36 per share plus 18,000 warrants					4,500		1,610						1,610

Common stock issued for cash on December 30, 2005, at $.64 per share plus 60,800 warrants					15,200		9,750						9,750

Common stock issued for cash on December 30, 2005, at $.99 per share plus 8,000 warrants					2,000		1,985						1,985

Common stock issued for cash on December 30, 2005, at $.70 per share plus 134,000 warrants					33,500		23,385						23,385

Common stock issued for cash on December 31, 2005, at $1.02 per share plus 26,705 warrants					26,705		61,362						61,362

Common Stock Shares issued for services rendered:

Common stock issued for services rendered on March 11, 2005, at $1.00 per share, plus 8,000 warrants					8,000		8,000						8,000

Common stock issued for services rendered on March 21, 2005, at $1.00 per share, plus 42,000 warrants					42,000		42,000						42,000

Common stock issued for services rendered on March 29, 2005, at $1.00 per share, plus 2,000 warrants					2,500		2,500						2,500

Common stock issued for services rendered on December 8, 2005, at $1.00 per share, plus 1,000 warrants					1,000		1,000						1,000

Other:

Common stock issued in exchange for real estate on January 18, 2005 at $1.00 per share plus 80,800 warrants					80,800		80,800						80,800

Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on February 23, 2005					7,500,000								-

Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on March 29, 2005					30,000,000								-

Common stock issued for payment of debts on March 11, 2005, at $1.00 per share plus 1,087 warrants					1,087		1,087						1,087

Stock subscriptions receiveable, net										10,398			10,398

Amortization of deferred compensation									109,000				109,000

Net loss for the year ended December 31, 2005								(1,291,169)					(1,291,169)

Balance at December 31, 2005	-	-	-	-	45,866,087	-	3,601,200	(2,675,555)	(436,000)	(78,182)	-	-	411,463

See accompanying notes to the condensed financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Common stock shares issued for cash :

Common stock issued for cash on January 9, 2006, at $1.18 per share plus 61,000 warrants					61,000		72,000						72,000

Common stock issued for cash on January 19, 2006, at $2.00 per share plus 3,000 warrants					3,000		6,000						6,000

Common stock issued for cash on January 23, 2006, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on January 26, 2006, at $2.00 per share plus 29,500 warrants					29,500		59,000						59,000

Common stock issued for cash on January 27, 2006, at $2.00 per share plus 11,100 warrants					11,100		22,200						22,200

Common stock issued for cash on January 31, 2006, at $2.00 per share plus 15,000 warrants					15,000		30,000						30,000

Common stock issued for cash on February 1, 2006, at $1.00 per share plus 2,000 warrants					2,000		2,000						2,000

Common stock issued for cash on February 2, 2006, at $2.00 per share plus 1,000 warrants					1,000		2,000						2,000

Common stock issued for cash on February 2, 2006, at $2.00 per share plus 6,000 warrants					1,500		3,000						3,000

Common stock issued for cash on February 6, 2006, at $2.00 per share plus 10,000 warrants					10,000		20,000						20,000

Common stock issued for cash on February 8, 2006, at $1.00 per share plus 100,000 warrants					100,000		100,000						100,000

Common stock issued for cash on February 9, 2006, at $.31 per share plus 52,000 warrants					26,000		8,125						8,125

Common stock issued for cash on February 10, 2006, at $1.00 per share plus 10,000 warrants					10,000		10,000						10,000

Common stock issued for cash on February 15, 2006, at $2.00 per share plus 15,000 warrants					15,000		30,000						30,000

Common stock issued for cash on February 16, 2006, at $1.00 per share plus 200,000 warrants					200,000		200,000						200,000

Common stock issued for cash on February 16, 2006, at $2.00 per share plus 10,000 warrants					10,000		20,000						20,000

Common stock issued for cash on February 17, 2006, at $1.02 per share plus 50,000 warrants					50,000		50,614						50,614

Common stock issued for cash on February 22, 2006, at $2.00 per share plus 2,000 warrants					2,000		4,000						4,000

Common stock issued for cash on February 28, 2006, at $1.00 per share plus 15,500 warrants					15,500		15,500						15,500

Common stock issued for cash on March 2, 2006, at $2.00 per share plus 15,000 warrants					15,000		30,000						30,000

Common stock issued for cash on March 13, 2006, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

Common stock issued for cash on March 16, 2006, at $1.00 per share plus 2,500 warrants					2,500		2,500						2,500

Common stock issued for cash on March 17, 2006, at $.36 per share plus 308,000 warrants					154,000		55,175						55,175

Common stock issued for cash on March 20, 2006, at $2.00 per share plus 11,800 warrants					11,800		23,600						23,600

Common stock issued for cash on April 5, 2006, at $2.00 per share plus 1,000 warrants					1,000		2,000						2,000

Common stock issued for cash on April 26, 2006, at $2.00 per share plus 8,000 warrants					8,000		16,000						16,000

Common stock issued for cash on May 4, 2006, at $2.00 per share plus 2,200 warrants					2,200		4,400						4,400

Common stock issued for cash on May 8, 2006, at $2.00 per share plus 500 warrants					500		1,000						1,000

Common stock issued for cash on May 10, 2006, at $2.00 per share plus 750 warrants					750		1,500						1,500

Common stock issued for cash on May 15, 2006, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on May 17, 2006, at $1.00 per share plus 600,000 warrants					600,000		600,000						600,000

Common stock issued for cash on May 20, 2006, at $.49 per share plus 10,000 warrants					6,436		3,148						3,148

Common stock issued for cash on May 22, 2006, at $1.00 per share plus 2,000 warrants					1,000		1,000						1,000

Common stock issued for cash on May 25, 2006, at $1.00 per share plus 8,000 warrants					8,000		16,000						16,000

Common stock issued for cash on May 30, 2006, at $2.00 per share plus 19,500 warrants					19,500		39,000						39,000

Common stock issued for cash on June 2, 2006, at $1.00 per share plus 11,800 warrants					11,800		11,800						11,800

Common stock issued for cash on June 7, 2006, at $2.00 per share plus 1,250 warrants					1,250		2,500						2,500

Common stock issued for cash on June 7, 2006, at $2.00 per share plus 15,000 warrants					15,000		14,990						14,990

Common stock issued for cash on June 12, 2006, at $.50 per share plus 50,000 warrants					25,000		12,485						12,485

Common stock issued for cash on June 22, 2006, at $2.00 per share plus 2,500 warrants					2,500		5,000						5,000

Common stock issued for cash on June 23, 2006, at $1.00 per share plus 24,000 warrants					24,000		24,000						24,000

Common stock issued for cash on June 26, 2006, at $2.00 per share plus 1,900 warrants					1,900		3,800						3,800

Common stock issued for cash on July 6, 2006, at $2.00 per share plus 250 warrants					250		500						500

Common stock issued for cash on July 11, 2006, at $1.00 per share plus 25,000 warrants					25,000		25,000						25,000

Common stock issued for cash on July 17, 2006, at $1.02 per share plus 872,000 warrants					436,000		445,000						445,000

Common stock issued for cash on July 27, 2006, at $2.00 per share plus 2,250 warrants					2,250		4,500						4,500

Common stock issued for cash on July 28, 2006, at $1.00 per share plus 10,000 warrants					10,000		10,000						10,000

Common stock issued for cash on August 4, 2006, at $2.00 per share plus 100,000 warrants					50,000		99,961						99,961

Common stock issued for cash on August 14, 2006, at $1.00 per share plus 160,000 warrants					160,000		160,000						160,000

Common stock issued for cash on August 14, 2006, at $2.00 per share plus 100,000 warrants					50,000		99,961						99,961

Common stock issued for cash on August 30, 2006, at $1.00 per share					3,200		3,200						3,200

Common stock issued for cash on September 13, 2006, at $1.00 per share plus 14,500 warrants					14,500		14,500						14,500

Common stock issued for cash on September 14, 2006, at $1.00 per share plus 50,000 warrants					50,000		50,000						50,000

Common stock issued for cash on September 14, 2006, at $.35 per share plus 863,200 warrants					431,600		288,207						288,207

Common stock issued for cash on September 15, 2006, at $1.00 per share plus 77,510 warrants					47,150		47,510						47,510

Common stock issued for cash on September 15, 2006, at $2.00 per share plus 1,600 warrants					1,600		3,200						3,200

See accompanying notes to the condensed financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Common stock shares issued for services rendered:

Common stock issued for services rendered, on September 22, 2006, at $1.04 per share plus 14,123 warrants					14,123		14,746						14,746

Common stock issued for services rendered to old GRC (shell)'s officer, on September 23, 2006, at $2.00 per share					25,000	25	49,975						50,000

Other:

Common stock issued in exchange for investment in real estate on September 18, 2006, at $2.00 per share, plus 22,500 warrants					22,500		45,000						45,000

Common stock issued for conversion of old GRC (shell)'s debt on September 26, 2006, at approximately $0.05 per share					2,681,837	2,682	118,000						120,682

Stock subscriptions receiveable, net										(582,511)			(582,511)

Reclass deferred compensation due to adoption of SFAS 123(R)							(436,000)		436,000				-

Amortization of deferred compensation							109,000						109,000

Effect of reverse merger September 22, 2006					72,241	48,761	(169,444)						(120,683)

Common and Preferred Stock A issued for merger with Mobilestream Oil, Inc. on December 31, 2006, at $0.26 per share plus 27,205,867 warrants	35,236,188	35,236			11,145,255	11,145	3,310,274	(10,498)					3,346,157

Cancellation of shares for merger with Mobilestream, Inc. on November 28, 2006					(37,500,000)	(37,500)	37,500						-

Reclassification of derivative liability on warrants							(16,139,529)						(16,139,529)

Net loss for the year ended December 31, 2006								(5,010,541)					(5,010,541)

Balance at December 31, 2006	35,236,188	35,236	-	-	25,113,329	25,113	(6,648,402)	(7,696,594)	-	(660,693)	-	-	(14,945,340)

Common stock shares issued for cash :

Common stock issued for cash on January 29, 2007, at $0.30 per share					8,000	8	2,392						2,400

Common stock issued for cash on February 2, 2007, at $0.30 per share					3,500	4	1,046						1,050

Common stock issued for cash on February 21, 2007, at $0.30 per share					6,000	6	1,794						1,800

Common stock issued for cash on March 7, 2007, at $1.08 per share					186,822	187	201,156						201,343

Common stock issued for cash from April 2, 2007, at $0.32 per share					88,800	89	28,327						28,416

Common stock issued for cash from April 23, 2007, at $0.32 per share					66,500	67	21,213						21,280

Common stock issued for cash from April 30, 2007, at $0.32 per share					47,500	48	15,152						15,200

Common stock issued for cash from May 7, 2007, at $0.32 per share					9,100	9	2,903						2,912

Common stock issued for cash from May 14, 2007, at $0.32 per share					39,900	40	12,728						12,768

Common stock issued for cash from May 21, 2007, at $0.32 per share					56,588	57	18,051						18,108

Common stock issued for cash from May 29, 2007, at $0.32 per share					39,000	39	12,441						12,480

Common stock issued for cash from June 4, 2007, at $0.32 per share					19,873	20	6,339						6,359

Common stock issued for cash from June 11, 2007, at $0.32 per share					113,703	114	34,621						34,735

Common stock issued for cash from June 25, 2007, at $0.32 per share					18,600	19	5,933						5,952

Common stock issued for cash on October 25, 2007, at $2.00 per share					2,500	2	4,998						5,000

Common stock issued for cash on December 20, 2007, at $1.00 per share plus 625,000 warrants					1,000,000	1,000	999,000						1,000,000

See accompanying notes to the condensed financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Common Stock Shares issued for services rendered:

Common stock issued for services rendered, on March 19, 2007, at $1.00 per share					5,000	5	4,995						5,000

Common stock issued for services rendered, on March 19, 2007, at $0.50 per share					20,000	20	9,980						10,000

Common stock issued for services rendered, on March 20, 2007, at $0.50 per share					11,000	11	10,989						11,000

Common stock issued to employee for services rendered, on April 20, 2007, at $1.38 per share					250,000	250	344,750						345,000

Common stock issued for services rendered, on May 30, 2007, at $1.05 per share					3,417	3	3,301						3,304

Common stock issued to employee for services rendered, on June 1, 2007, at $1.36 per share					194,500	195	264,325						264,520

Common stock issued for services rendered, on July 9, 2007, at $1.00 per share					4,700	4	4,696						4,700

Common stock issued for services rendered, on July 18, 2007, at $0.80 per share					37,500	37	29,963						30,000

Common stock issued to employee for services rendered, on August 1, 2007, at $4.43 per share					100,000	100	442,900						443,000

Common stock issued to employee for services rendered, on August 19, 2007, at $4.50 per share					250,000	250	1,124,750						1,125,000

Common stock issued for services rendered, on August 30, 2007, at $2.27 per share					3,745	3	8,497						8,500

Common stock issued for services rendered, on August 30, 2007, at $0.69 per share					30,041	30	20,698						20,728

Common stock issued for services rendered, on August 31, 2007, at $3.41per share					1,000	1	3,409						3,410

Common stock issued for services rendered, on August 31, 2007, at $3.41 per share					10,000	10	34,090						34,100

Common stock issued for services to be performed, service valued on August 31, 2007, at $3.41 per share					350,000	350	1,193,150						1,193,500

Common stock issued for services to be performed, service valued on September 14, 2007, at $2.29 per share					150,000	150	343,350						343,500

Common stock issued to employee for services rendered, on October 1, 2007, at $2.60 per share					300,000	300	779,700						780,000

Common stock issued for services to be performed, service valued on October 02, 2007, at $2.47 per share					350,000	350	864,150						864,500

Common stock issued for services to be performed, service valued on October 02, 2007, at $2.40 per share					75,000	75	179,926						180,001

Common stock issued for services rendered, on October 9, 2007, at $2.69 per share					47,579	47	127,703						127,750

Common stock issued to employee for services rendered, on October 22, 2007, at $1.86 per share					50,000	50	92,950						93,000

Common stock issued for services rendered, on October 29, 2007, at $2.25 per share					150,000	150	337,350						337,500

Common stock issued for services rendered, on November 9, 2007, at $3.23 per share					130,000	130	419,770						419,900

Common stock issued for services rendered, on November 19, 2007, at $3.50 per share					50,000	50	174,950						175,000

Common stock issued for services rendered, on November 26, 2007, at $3.01 per share					30,000	30	90,270						90,300

Common stock issued for services rendered, on December 3, 2007, at $2.00 per share					45,094	45	89,955						90,000

Common stock issued for services rendered, on December 4, 2007, at $3.15 per share					50,000	50	157,450						157,500

Common stock issued for services rendered, on December 11, 2007, at $2.50 per share					200,000	200	499,800						500,000

Common stock issued for services rendered, on December 17, 2007, at $1.446 per share					400,000	400	578,052						578,452

Common stock issued for services rendered, on December 17, 2007, at $2.50 per share					100,000	100	249,900						250,000

Common stock issued for services rendered, on December 18, 2007, at $3.02 per share					50,000	50	150,950						151,000

Common stock issued for services rendered, on December 21, 2007, at $3.00 per share					40,000	40	119,960						120,000

Common stock issued for services rendered, on December 27, 2007, at $3.10 per share					50,000	50	154,950						155,000

See accompanying notes to the condensed financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Other:

Preferred Stock B Shares issued for settlement of services			1,000	1			399,999						400,000

Treasury stock, purchased from former officer on May 17, 2007, at $.70 per share					(94,961)						(66,473)		(66,473)

Stock subscriptions receiveable, net										475,000			475,000

Amortization of deferred compensation							109,000						109,000

Reclassification of derivative liability into additional paid in capital due to cancellation of warrants							2,187,850						2,187,850

Net loss for the year ended December 31, 2007 (Restated, see Note 20)								(6,578,331)					(6,578,331)

Balance at December 31, 2007 (Restated)	35,236,188	35,236	1,000	1	30,263,330	30,358	6,328,170	(14,274,925)	-	(185,693)	(66,473)	-	(8,133,326)

Common stock shares issued for cash :

Common stock issued for cash on February 19, 2008, at $2.00 per share					17,000	17	33,983						34,000

Common stock issued for cash on March 5, 2008, at $1.61 per share					31,057	31	49,969						50,000

Common stock issued for cash on March 18, 2008, at $1.00 per share, plus 850,669 warrants					850,669	851	849,818						850,669

Common stock issued for cash on March 26, 2008, at $1.00 per share, plus 1,138,500 warrants					1,138,500	1,138	1,137,362						1,138,500

Common stock issued for cash on March 26, 2008, at $1.18 per share					9,000	9	10,611						10,620

Common stock issued for cash on April 1, 2008, at $1.00 per share, plus 3,387,980 warrants					3,387,980	3,388	3,384,593						3,387,981

Common stock issued for cash on April 11, 2008, at $1.11 per share, plus 1,929,775 warrants					1,929,775	1,930	2,148,662						2,150,592

Common stock issued for cash on April 25, 2008, at $1.19 per share, plus 1,487,139 warrants					1,487,139	1,487	1,771,366						1,772,853

Common stock issued for cash on May 15, 2008, at $1.10 per share plus 39,100 warrants					39,100	39	42,891						42,930

Common stock issued for cash on June 12, 2008, at $1.00 per share, plus 236,909 warrants					236,909	237	236,672						236,909

Common stock issued for cash on June 23, 2008, at $1.00 per share					250,000	250	249,750						250,000

Common stock issued for cash on July 1, 2008, at $1.00 per share, plus 391,730 warrants					391,730	392	391,338						391,730

Common stock issued for cash on July 21, 2008, at $1.00 per share, plus 73,480 warrants					73,480	73	73,407						73,480

Common stock issued for cash on August 21, 2008, at $.88 per share					10,000	10	8,740						8,750

Common stock issued for cash on September 4, 2008, at $1.04 per share					13,867	14	14,384						14,398

Common stock issued for cash on September 29, 2008, at $1.00 per share					1,723,844	1,724	1,722,120						1,723,844

Common stock issued for cash on October 7, 2008, at $1.00 per share					497,375	497	496,878						497,375

Common stock issued for cash on October 7, 2008, at $1.00 per share					7,500	8	7,492						7,500

Common stock issued for cash on October 10, 2008, at $1.00 per share					10,000	10	9,990						10,000

Common stock issued for cash on October 15, 2008, at $1.00 per share, plus 2,500 warrants					241,000	241	240,359						240,600

Common stock issued on December 16, 2008, at $0 per share					850,000	850	1,089						1,939

See accompanying notes to the condensed financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Common stock shares issued for services rendered:

Common stock issued for services rendered, on February 1, 2008, at $2.95 per share					100,000	100	294,900						295,000

Common stock issued for services rendered, on February 6, 2008, at $2.63 per share					150,000	150	394,350						394,500

Common stock issued for services rendered, on February 13, 2008, at $2.39 per share					12,500	13	29,862						29,875

Common stock issued for services rendered, on February 15, 2008, at $2.42 per share					20,000	20	48,380						48,400

Common stock issued for services rendered, on February 28, 2008, at $2.15 per share					25,000	25	53,725						53,750

Common stock issued for services rendered, on February 29, 2008, at $2.19 per share					175,000	175	383,075						383,250

Common stock issued for services rendered, on March 14, 2008, at $2.10 per share					5,000	5	10,495						10,500

Common stock issued for services rendered, on March 18, 2008, at $1.60 per share					30,000	30	47,970						48,000

Common stock issued for services rendered, on March 19, 2008, at $1.60 per share					20,000	20	31,980						32,000

Common stock issued for services rendered, on March 31, 2008, at $1.90 per share					350,000	350	664,650						665,000

Common stock issued for services rendered, on April 1, 2008, at $1.95 per share					70,000	70	136,430						136,500

Common stock issued for penalty, on April 2, 2008, at $1.84 per share					50,000	50	91,950						92,000

Common stock issued for services rendered, on April 4, 2008, at $1.90 per share					20,000	20	37,980						38,000

Common stock issued for services rendered, on April 4, 2008, at $1.90 per share					1,066,666	1,067	2,025,598						2,026,665

Common stock issued for services rendered, on April 14, 2008, at $3.05 per share					150,000	150	457,350						457,500

Common stock issued for services rendered, on April 29, 2008, at $3.07 per share					883,333	883	2,710,950						2,711,833

Common stock issued for services rendered, on May 7, 2008, at $2.55 per share					1,000,000	1,000	2,549,000						2,550,000

Common stock issued for services rendered, on May 12, 2008, at $2.65 per share					20,000	20	52,980						53,000

Common stock issued for services rendered, on May 13, 2008, at $2.79 per share					50,000	50	139,450						139,500

Common stock issued for services rendered, on June 3, 2008, at $2.10 per share					150,000	150	314,850						315,000

Common stock issued for services rendered, on June 11, 2008, at $2.25 per share					88,750	89	199,599						199,688

Common stock issued for services rendered, on June 13, 2008, at $2.25 per share					125,000	125	281,125						281,250

Common stock issued for penalty to "POOF", on June 30, 2008, at $2.09 per share					650,000	650	1,357,850						1,358,500

Common stock issued for services rendered, on July 14, 2008, at $1.66 per share					200,000	200	331,800						332,000

Common stock issued for services rendered, on July 25, 2008, at $1.40 per share					75,000	75	104,925						105,000

Common stock issued for services rendered, on August 8, 2008, at $1.03 per share					75,000	75	77,175						77,250

Common stock issued for services rendered, on August 25, 2008, at $1.25 per share					6,000	6	7,494						7,500

Common stock issued for services rendered, on September 8, 2008, at $.96 per share					1,500,000	1,500	1,438,500						1,440,000

Common stock issued for services rendered, on October 7, 2008, at $1.49 per share					100,000	100	148,900						149,000

Common stock issued for services rendered, on October 15, 2008, at $1.25 per share					60,000	60	74,940						75,000

Common stock issued for services rendered, on October 20, 2008, at $1.50 per share					125,000	125	187,375						187,500

Common stock issued for services rendered, on October 24, 2008, at $1.37 per share					100,000	100	136,900						137,000

Common stock issued for services rendered, on October 31, 2008, at $1.55 per share, plus 300,000 warrants					150,000	150	232,350						232,500

Common stock issued for services rendered, on December 16, 2008, at $1.35 per share					12,600	13	16,997						17,010

Common stock issued for services rendered, on December 18, 2008, at $1.08 per share					100,000	100	107,900						108,000

Common stock issued to employees for services rendered, on June 26, 2008, at $2.08 per share					7,500	8	16,632						16,640

See accompanying notes to the condensed financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Common stock warrants and option activity:

Common Stock Warrants issued for services (BOD) on February 7, 2008, at $2.43 per share (6,000 warrants)							21,870						21,870

Common Stock Warrants issued for services (BOD) on May 21, 2008, at $2.47 per share (9,000 warrants)							14,795						14,795

Common Stock Warrants issued for services (BOD) on September 23, 2008, at $2.25 per share (25,000 warrants)							50,000						50,000

Common Stock Warrants issued for services (BOD) on November 13, 2008, at $1.35 per share (20,000 warrants)							24,600						24,600

Common Stock Warrants issued for services to non-employee on September 3, 2008, at $2.75 per share (76,500 warrants)							78,030						78,030

Common Stock Warrants issued for services to non-employee on October 1, 2008, at $1.36 per share (300,000 warrants)							102,285						102,285

Common Stock Warrants exercised cashless by Nutmeg/Black Diamond on April 2, 2008, at $1.84 per share					58,478	58	(58)						-

Common Stock Warrants exercised cashless by Nutmeg/Black Diamond on April 2, 2008, at $1.84 per share					66,011	66	(66)						-

Common Stock Warrants exercised cashless by POOF on July 3, 2008, at $1.42 per share					325,957	326	(326)						-

Common Stock Options issued to employee on October 1, 2008, at fair value of $1.04 per share							1,040,000						1,040,000

Other:

Preferred stock B - converted to common stock on April 8, 2008			(1,000)	(1)	206,559	207	(206)						-

Preferred stock A - converted by former officer into common stock on June 25, 2008	(1,791,064)	(1,791)			895,532	895	896						-

Preferred stock A - converted by former officer into common stock on August 13, 2008	(33,440,124)	(33,440)			16,720,062	16,720	16,720						-

Treasury stock, purchased from former officer on August 13, 2008, for $.25 per share					(6,600,000)						(1,650,000)		(1,650,000)

Stock subscription receivable, net							(130,518)			185,693			55,175

Record other comprehensive loss - net unrealized gain /(loss) on short-term investments :
Other comprehensive loss - net unrealized loss recorded at June 30, 2008												(142,312)	(142,312)
Other comprehensive loss - net unrealized loss recorded at September 30, 2008												(819,015)	(819,015)
Other comprehensive loss - net unrealized loss recorded at December 31,2008												(114,073)	(114,073)
Reclassification of unrealized loss deemed to be other than temporary												837,850	837,850

Amortization and write-off of deferred compensation							218,000						218,000

Net loss for the year ended December 31, 2008								(15,495,349)					(15,495,349)

See accompanying notes to the condensed financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total
Balance at December 31, 2008	5,000	5	-	-	62,854,203	69,549	35,842,053	(29,770,274)	-	-	(1,716,473)	(237,550)	4,187,310

Common stock shares issued for services rendered:

Common stock issued for services rendered, on January 8, 2009, at $1.17 per share plus 150,000 warrants					60,000	60	70,140						70,200

Common stock issued for services rendered, on February 24, 2009, at $1.30 per share					15,000	15	19,485						19,500

Common stock issued for services rendered, on March 20, 2009, at $1.25 per share plus 60,041 warrants					19,000	19	23,731						23,750

Common stock warrants and option activity:

Common Stock Warrants issued for services to non-employees on January 2, 2009, at $1.50 per share							25,787						25,787

Common Stock Warrants issued for services to non-employees on February 18, 2009, at $2.50 per share							31,666						31,666

Common Stock Warrants issued for services to non-employees on March 2, 2009, at $1.02 per share							9,103						9,103

Common Stock Warrants issued for services (BOD) on March 27, 2009, at $1.04 per share (30,000 warrants)							27,119						27,119

Common Stock Warrants amortization expense for warrants issued for services to non-employees on October 31, 2008, at $1.58 per share							102,285						102,285

Record Common Stock Options expense for options issued to employee on October 1, 2008, at fair value of $1.04 per share							260,000						260,000

Other:

Preferred stock A - converted to common stock on January 6, 2009	(5,000)	(5)			2,500	2	3						-

Record other comprehensive loss - unrealized loss recorded at March 31, 2009												(312,891)	(312,891)

Net loss for the quarter ended March 31, 2009								(1,697,362)					(1,697,362)
								.
Balance at March 31, 2009	-	-	-	-	62,950,703	69,645	36,411,372	(31,467,636)	-	-	(1,716,473)	(550,441)	2,746,467

Common stock shares issued for services rendered:

Common stock issued for services rendered, on April 22, 2009, at $1.13 per share					225,000	225	254,025						254,250

Common stock issued for services rendered, on March 24, 2009, at $1.37 per share					105,000	105	143,745						143,850

Common stock issued for services rendered, on May 12, 2009, at $1.64 per share					300,000	300	491,700						492,000

Common stock warrants and option activity:

Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.50 per share							32,887						32,887

Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.01 per share							46,960						46,960

Common Stock Warrants amortization expense for warrants issued for services to non-employees on January 2, 2009, at $1.50 per share							25,787						25,787

Common Stock Warrants amortization expense for warrants issued for services to non-employees on March 2, 2009, at $1.02 per share							27,309						27,309

Common Stock Warrants amortization expense for warrants issued for services to non-employees on October 31, 2008, at $1.58 per share							102,285						102,285

Record Common Stock Options expense for options issued to employee on October 1, 2008, at fair value of $1.04 per share							520,000						520,000

Other:

Record other comprehensive income - unrealized gain recorded at June 30, 2009												550,441	550,441

Net loss for the quarter ended June 30, 2009								(4,383,104)					(4,383,104)
								.
Balance at June 30, 2009	-	-	-	-	63,580,703	70,275	38,056,070	(35,850,740)	-	-	(1,716,473)	-	559,132

Common stock shares issued for services rendered:

Common stock issued for services rendered, on September 10, 2009, at $0.90 per share					125,000	125	112,375						112,500

See accompanying notes to the condensed financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)
							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total
Common stock warrants and option activity:

Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.50 per share							32,887						32,887

Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.01 per share							46,960						46,960

Common Stock Warrants amortization expense for warrants issued for services to non-employees on January 2, 2009, at $1.50 per share							25,787						25,787

Common Stock Warrants amortization expense for warrants issued for services to non-employees on March 2, 2009, at $1.02 per share							18,206						18,206

Common Stock Warrants amortization expense for warrants issued for services to non-employees on October 31, 2008, at $1.58 per share							78,309						78,309
													-

Other:

Net loss for the quarter ended September 30, 2009								(3,789,512)					(3,789,512)
								.
Balance at September 30, 2009	-	$-	-	$-	63,705,703	$70,400	$38,370,594	$(39,640,252)	$-	$-	$(1,716,473)	$-	$(2,915,731)

See accompanying notes to the condensed financial statements.

GLOBAL RESOURCE CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 1 –	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Global Resource Corporation’s (“GRC” or “the Company”) business plan is to research, develop and market the business of decomposing petroleum-based materials by subjecting them to a fixed-frequency microwave radiation (the “Technology”) at specifically selected frequencies for a time sufficient to at least partially decompose the materials, converting the materials into hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits and waste oil streams.

The Company’s business goals for exploitation of the Technology are as follows:

1) The design, manufacture and sale of machinery and equipment units, embodying the Technology.
2) The ownership and operation of plants to use the Technology in conjunction with other investors.
3) The formation of Joint-Venture relationships with established companies.

The Company is considered to be in the development stage.  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing its product to the market and the raising of capital. The Company has begun generating revenue from licensing agreements and has taken a conditional order for one development prototype machine related to one of those license agreements.

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

Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  It is suggested that these financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's latest shareholders' annual report and the Company's Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”).

Prior to September 22, 2006, the old GRC (shell) was a shell company (“old GRC (shell)”).

On September 22, 2006, the old GRC (shell) completed the acquisition of substantially all of the assets of Carbon Recovery Corporation (“CRC”), a New Jersey corporation formed on July 19, 2002, pursuant to a plan and agreement of reorganization entered into on or about July 26, 2006 (“CRC Acquisition Agreement”).

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 1-	NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Basis of Presentation (continued)

On December 31, 2006, the Company completed the acquisition of the assets of Mobilestream Oil, Inc. (“Mobilestream”) in a transaction deemed to be a merger of entities under common control.

Each of the foregoing transactions changed the reporting entity of the Company.  As a result of the CRC transaction, the Company’s reporting reflected the historical accounts of CRC.  Subsequently, as a result of the Mobilestream transaction, the Company’s financial statements were combined with Mobilestream on an “as-if” pooling basis since the date common control was established. As a result of a February 2006 recapitalization transaction between Mobilestream, legal acquirer, and PSO Enterprises, Inc. (“PSO”) (surviving corporation of a January 2006 merger with a related party, Careful Sell Holdings, LLC (“Careful Sell”)), accounting acquirer, common control was established at February 17, 2005, the inception date of Careful Sell.

The condensed consolidated financial statements include the accounts of GRC and its wholly-owned subsidiaries, Global Scientific Corporation and Global Heavy Oil Corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

Cash in excess of operating requirements is invested in marketable debt and equity securities, all of which are classified as available for sale, and are carried at their fair value.  The unrealized gains or losses on these investments, which are deemed to be temporary in nature, are recorded as part of accumulated other comprehensive income (loss), and are included in the consolidated statement of stockholders’ equity. Realized gains or loss and declines in value judged to be other-than-temporary on these investments are recognized as realized gains or losses in the condensed consolidated statements of operations and comprehensive loss.

Patents

Legal fees associated with patents which are expected to be issued are recorded as prepaid patent costs on the accompanying condensed consolidated balance sheets.  Upon approval by the relevant patent office, the prepaid patent costs will be reclassified to an intangible asset and amortized over the expected life of the patent.  The value of the patent(s) will be reviewed each year for possible impairment and expensed in the year it is determined that a write-down in the value of the patent is required.  Prepaid patent costs associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs

Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s microwave Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   R & D costs are expensed when incurred.   The amounts charged to operations for the three months ended September 30, 2009 and 2008 were $438,710 and $177,172, respectively, for the nine months ended September 30, 2009 and 2008 were $1,119,069 and $612,165, respectively, and for the cumulative period July 19, 2002 (inception) to September 30, 2009, was $2,400,108.

Stock-Based Compensation

The total expense associated with stock-based employee compensation was approximately $180,000 for the three months ended September 30, 2009, $960,000 for the nine months ended September 30, 2009 and $2,000,000 for the period July 19, 2002 (inception) to September 30, 2009.  There was no expense associated with stock-based employee compensation for the three and nine month periods ended September 30, 2008.

For non-employees, stock grants and stock issued for services are valued at either the invoiced or contracted value of services provided, or to be provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable.  Warrants or options issued for services provided, or to be provided, are valued at fair value at the date the agreement is reached.

Revenue Recognition

Under the Company’s current strategy, its revenue is likely to be generated from the development, licensing or sale of our proprietary Technology and/or design, manufacture and sale of machinery and equipment units.  For machinery and equipment sales revenue will be recognized when the machinery and equipment is shipped, installed and operating successfully at the destination site.  For a licensing agreement, revenue is recognized when services have been rendered per the terms of the licensing agreement.

Earnings (Loss) Per Share of Common Stock

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
September 30, 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of September 30, 2009 and 2008 respectively, were as follows:

	As of September 30, 2009	As of September 30, 2008
Options	3,200,000	1,200,000

Warrants	22,075,836	21,894,749

Convertible preferred		2,500

Total	25,275,836	23,097,249

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of September 30, 2009 and 2008.

Derivative Financial Instruments

The Company’s derivative financial instruments include freestanding warrants and options to purchase the Company’s common stock.  Under certain circumstances that would require the Company to settle these instruments in cash, and without regard to probability, the Company classifies all of these instruments as liabilities.  The Company adjusts these financial instruments to fair value at each reporting date, with such adjustments reflected in the Company’s condensed consolidated statements of operations and comprehensive loss.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements

On January 1, 2009 the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosures about derivative instruments and hedging activities. The guidance intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The guidance achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The guidance became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on interim disclosures about fair value of financial instruments.  This guidance amends prior guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this guidance if certain requirements are met. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

On April 1, 2009, the Company adopted authoritative guidance issued by the FASB on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. In addition, this guidance requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of this guidance and to quantify its effects, if practicable. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met. It must be applied prospectively and retrospective application is not permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements (continued)

In April  2009, the FASB issued updated guidance related to recognition and presentation of “other-than-temporary impairments.” The guidance is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The guidance also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. This guidance does require comparative disclosures only for periods ending after initial adoption. The adoption of this guidance is not anticipated to have a material impact on the Company’s condensed consolidated financial statements

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB concerning the reporting of subsequent events.  The guidance’s  intent is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   This guidance became effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The guidance authorized the FASB Accounting Standards Codification as the sole source for authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”).  This guidance will be effective for financial statements issued  for reporting periods that end after September 15, 2009.

In April 2009, the FASB issued updated guidance related to business combinations, identifiable assets, liabilities and any non-controlling Interest. The guidance amends and clarifies application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe this guidance will have a material impact on the Company’s future financial statements.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements (continued)

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements.  The guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. This guidance removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This guidance will become effective for the Company beginning  July 1, 2010, with early adoption permitted. The Company does not expect adoption of the guidance to have a material impact on the Company’s results of operations or financial condition.

Reclassification

Certain amounts for the three and nine months ended September 30, 2008 have been reclassified in the condensed consolidated financial statements to be comparable to the presentation for the three and nine months ended September 30, 2009.  These reclassifications, along with certain income adjustments, are further described in Note 11.

NOTE 3- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses in the amount of $9,869,978 for the nine months ended September 30, 2009 and $39,640,252 for the cumulative period from July 19, 2002 (inception) to September 30, 2009. The Company also had negative cash flows from its operations in the amount of $4,125,765 and $16,670,258 for the nine month period ended September 30, 2009 and for the cumulative period from July 19, 2002 (inception) to September 30, 2009, respectively.

Based on the Company’s current operating plan, total cash expenditures needed for the next twelve months are expected to exceed the Company’s cash of approximately $134,000 as of September 30, 2009.  The Company’s assessment of its cash needs may be affected by changes in the assumptions relating to the Company’s strategy, technological and engineering requirements in the development of its products as well as payroll, staff and administrative related matters.

On April 23, 2009, the Company, through a wholly-owned subsidiary, entered into a Joint Development Agreement pursuant to which the Company received $300,000, on May 22, 2009 and is to receive another $300,000 contingent on approval, in May 2010. Upon a successful completion of Phase I of the Agreement and the beginning of Phase II, the Company is to receive a one-time $1,000,000 engineering fee.  See Note 6 – Commitments and Contingencies – Joint Development Agreement and Note 12 – Subsequent Events regarding a $750,000 licensing fee received on October 14, 2009.

The Company has completed a development prototype fixed frequency microwave reactor system, named “Patriot-1” which it has used to demonstrate the decomposition of tires into diesel oil, combustible gas and carbon char.  During May 4-8, 2009 and June 8-11, 2009, the Company provided public demonstrations of the Patriot-1 to prospects, partners and dignitaries at its outside contract manufacturer’s facility (Ingersoll Production System) located in Rockford, Illinois.  As of September 30, 2009, the Company did not have any committed orders for its equipment.  (However, see Note 12 - Subsequent Events with respect to an order for a development prototype machine received on

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 3-	GOING CONCERN (CONTINUED)

October 14, 2009 from Universal Alternative Fuels, Inc.)  Management believes that it will take the Company approximately twelve months to deliver a system from the time the Company receives an order. Management currently anticipates that each order will be accompanied by a deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

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

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company had engaged Clark Resources, Inc. (“Clark”), a governmental relations consulting firm located in Harrisburg, Pennsylvania, to provide consulting services with respect to governmental issues concerning permits and funding.  The Company had a monthly retainer agreement with Clark, which it terminated in May 2009. There were no payments to Mr. Clark for three month period September 30, 2009 and for nine month periods ended September 30, 2009 and 2008, and for the cumulative period July 12, 2002 (inception) to September 30, 2009, the Company paid Clark a total of $15,000, $45,000, and $179,670, respectively.  The president and CEO of Clark is Frederick A. Clark, who has served as a director of the Company since December 2006.

On October 1, 2008, the Company entered into a four month consulting agreement with LP (Origination) Limited (“LP”), a company incorporated in the United Kingdom, to provide consulting services relating to the oil and gas industries.  The Company issued 100,000 shares of its common stock to LP on October 7, 2008 for payment of these consulting services, and the related $37,250 of the total charge of $149,000 was recorded as prepaid services on the condensed consolidated balance sheet at December 31, 2008.  The president of LP is Peter A. Worthington, who has served as a director of the Company since August 2008.  On May 28, 2009, the Board of Directors of the Company appointed Mr. Worthington as Interim Chairman of the Board of Directors.  On July 6, 2009, the Board of Directors appointed Mr. Worthington as the Company’s Chief Executive Officer.  In addition to the common shares issued to LP, the Company also paid a fee in December 2008 in the amount of $90,000 to Mr. Worthington for the services provided under the agreement.  On May 11, 2009, the Company entered into another consulting agreement with LP with an effective date of April 7, 2009, pursuant to which LP has agreed to perform management advisory, strategic planning and other consulting services as the Company may request from time to time for a term ending on April 6, 2010, in return for (i) a payment of $100,000 conditioned upon and to be paid after a specified amount of sales have been made and for which LP had some significant involvement as set forth in the consulting agreement, and (ii) 300,000 shares of the Company’s common stock, which  was  issued on May 12, 2009.  The latest consulting agreement may be renewed by either party for an additional one year term.   For the three and nine month periods ended September 30, 2009, a charge of approximately $23,000 and $306,000, respectively, was made to operations with respect to consulting expense, which is reflected in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.  On November 11, 2009, Mr. Worthington resigned from the position of Chief Executive Officer of the Company as well as from its Board of Directors, including as Interim Chairman of the Board.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 4 -RELATED PARTY TRANSACTIONS (CONTINUED)

On September 4, 2008, the Company entered into a consulting agreement with Paul Sweeney for services relating to investor relations and other investment banking services.  On September 8, 2008, the Company issued 1,500,000 shares of its common stock to Mr. Sweeney valued at $1,440,000 for his consulting services.  The Company recorded an expense of $120,000, for three and nine month periods ended September 30, 2008 and $240,000 and $960,000, for the three and nine month periods ended September 30, 2009, respectively, in the condensed consolidated statements of operations and comprehensive loss.   Mr. Paul Sweeney has served as a director of the Company since August 2008.

On May 26, 2008, the Company entered into a new five year consulting agreement with Worldwide expiring on May 26, 2013, pursuant to which Worldwide will identify potential acquisition candidates or joint venture partners for the Company, and upon closing a transaction with any such candidate, the Company will pay Worldwide a fee based upon a percentage of the value of the transaction beginning with 5% of the first $1,000,000 and declining 1% for each successive $1,000,000 increase in transaction value until Worldwide receives 1% of the transaction value in excess of $4,000,000.

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

NOTE 5 - STOCKHOLDERS’ EQUITY

Common stock issued for services to non-employees

For the nine month period ended September 30, 2009, the Company issued a total of 849,000 shares of its common stock to non-employees for services rendered or to be rendered.  These services were valued at $1,116,050, and will be amortized over the length of time the services are to be provided.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 5   - STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock

In January 2009, the remaining 5,000 shares of Preferred Stock A, held by a person related to the Company’s former Chief Executive Officer, Frank Pringle (“Pringle”), was converted into 2,500 shares of common stock.

Warrants

During the period from July 19, 2002 (inception) to September 30, 2009, the Company granted two types of warrants: (a) Purchase warrants – sold in conjunction with the sale of common stock and (b) Compensation warrants – grants to non-employee consultants or directors for services provided or to be provided.  Warrants issued in association with the sale of common stock have no related expense, and accordingly no effect on the Company’s results of operations. A fair value for each warrant is calculated using the Black-Scholes option-pricing model and a debit and credit is recorded to additional paid-in capital.

For Compensation warrants, the Company records the expense of options granted to non-employee consultants for services based on the estimated fair value of the warrants using the Black-Scholes option-pricing model on the grant date.  The Company believes that the estimated fair value of the warrants is more readily measurable than the fair value of services rendered.

The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions:

		July 19, 2002
		(inception) to
	September 30, 2009	September 30, 2009

Dividend yield	0%	0%
Expected volatility	94%-151%	94% - 240%
Risk-free interest rate	.80% - 1.87%	.80% - 4.97%
Expected life	.5 - 5 years	.5 years - 5 year
Expected forfeiture rate	0%	0%

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 5   - STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants (continued)

A summary of the status of the Company’s stock warrants for the nine-month period ending September 30, 2009:

	Warrants	Range of Exercise price	Weighted Average Exercise price
Balance at December 31, 2008	21,425,795	$.80 - $4.75	$2.79
Granted	650,041	$1.02 - $2.50	$1.30
Cancelled
Exercised
Balance at September 30, 2009	22,075,836	$.80 - $4.75	$2.75
Exercisable at September 30, 2009	11,041,429		$1.99

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding at 09/30/09	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 09/30/09	Weighted Average Exercise Price
$ 0.80	400,000	0.25	$0.80	400,000	$0.80
$ 1.02	60,000	4.42	$1.02	60,000	$1.02
$ 1.04	30,000	4.49	$1.04	30,000	$1.04
$ 1.10	200,000	1.56	$1.10	-	$1.10
$ 1.35	20,000	4.12	$1.35	20,000	$1.35
$ 1.50	300,000	1.41	$1.50	75,000	$1.50
$ 2.00	9,837,782	0.10	$2.00	9,637,782	$2.00
$ 2.25	25,000	3.98	$2.25	25,000	$2.25
$ 2.50	350,041	0.54	$2.50	350,041	$2.50
$ 2.63	6,000	3.36	$2.63	6,000	$2.63
$ 2.75	5,734,546	0.53	$2.75	428,606	$2.75
$ 2.83	9,000	3.64	$2.83	9,000	$2.83
$ 4.00	1,397,600	0.50	$4.00	-	$4.00
$ 4.75	3,705,867	0.50	$4.75	-	$4.75
	22,075,836		$2.75	11,041,429	$1.99

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 5 -	STOCKHOLDERS’ EQUITY (CONTINUED)

Compensation warrants

For the nine month period ended September 30, 2009, the Company granted a total of 650,041 common stock warrants to non-employees for services provided or to be provided.   The distribution of these warrants was as follows:  On January 2, 2009, 150,000 warrants were issued with an exercise price of $1.50 and which are exercisable until December 31, 2010; on February 18, 2009, 60,041 warrants were issued with an exercise price of $2.50 and which are exercisable until June 30, 2010; on March 2, 2009, 60,000 warrants were issued with an exercise price of $1.02 and which are exercisable until March 2, 2014; on March 27, 2009, 30,000 warrants were issued with an exercise price of $1.04 and which are exercisable until March 27, 2014; on April 1, 2009, 100,000 warrants were issued with an exercise price of $1.50 and which are exercisable until June 1, 2012; and on April 1 2009, 200,000 warrants were issued with an exercise price of $1.01 and which are exercisable until June 10, 2012.  The fair value of the warrants was determined using the Black-Scholes option pricing model.

CRC and Mobilestream Warrants (Derivative Liabilities)

In conjunction with the CRC Acquisition Agreement and the Mobilestream Acquisition Agreement (together, “the 2006 Acquisition Agreements”) (see Note 1 – Nature of Business and Basis of Presentation), the Company issued common stock purchase warrants (“Acquisition Warrants”).   The Acquisition Warrants consisted of 3,908,340 Carbon Recovery Class B Acquisition Warrants (“Class B Warrants”), 1,397,600 Carbon Recovery Class D Acquisition Warrants (“Class D Warrants”), 1,397,600 Carbon Recovery Class E Acquisition Warrants (“Class E Warrants”)  and 27,205,867 Mobilestream Acquisition Warrants, of which 23,500,000 Mobilestream Acquisition Warrants were issued directly to Mr. Frank Pringle and were subsequently cancelled in 2007.  The Class B Warrants and the Class D Warrants each have an exercise price of $2.75 and had an original expiration date of September 21, 2007.   The Class  E warrants have an exercise price of $4.00 and had an original expiration date of September 21, 2007.  The Mobilestream Acquisition Warrants have an exercise price of $4.75 and had an original expiration date of December 31, 2007.  On September 21, 2007, the Board of Directors extended the expiration date of all of the Acquisition Warrants to December 31, 2007 and on December 31, 2007, the expiration date was further extended until December 31, 2008.  In November 2008, the Board of Directors amended the expiration date to 120 days subsequent to the effective date of a successful registration statement filed with the SEC covering the Acquisition Warrants is. On July 13, 2009, the Board of Directors extended the expiration date of all of the Acquisition Warrants to March 31, 2010.  As of September 30, 2009 and through the date of this filing, the Company has not had registration statements with respect to any of the Acquisition Warrants declared effective by the SEC.

Pursuant to the 2006 Acquisition Agreements, the Acquisition Warrants must be held in liquidating trusts for the benefit of their beneficiaries indefinitely until they are registered or an exemption from such registration is available.  Further, unless the underlying shares have been registered, the trustees of the liquidating trusts may serve written demand on the Company that the shares issuable upon exercise of the Acquisition Warrants held by the trusts be registered.  The 23,500,000 Mobilestream Acquisition Warrants issued directly to Mr. Pringle were not held in a liquidating trust as required by the terms of the Mobilestream acquisition agreement.  Although these warrants were not held in the liquidating trust, the Company believes that they should still be subject to the terms of the Mobilestream acquisition documents and, accordingly, were included in the computation of derivative liabilities as discussed below.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 5 -	STOCKHOLDERS’ EQUITY (CONTINUED)

CRC and Mobilestream Warrants (Derivative Liabilities) (continued)

The Company analyzed the Acquisition Warrants in conjunction with the 2006 Acquisition Agreements as potential derivative financial instruments. Since the trustees of the liquidating trusts can serve written demand on the Company that the shares issuable upon the exercise of the Acquisition Warrants held by the trusts be registered and the 2006 Acquisition Agreements (i) do not specify any circumstances under which net-cash settlement would be permitted or required and (ii) do not specify how the contract would be settled in the event the Company is unable to deliver registered shares, the Acquisition Warrants do not meet all of the conditions required for equity classification.  Accordingly, the Company has classified the Acquisition Warrants as derivative liabilities at the time of the respective effective dates of each of the 2006 Acquisition Agreements.

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

The impact of the derivative financial instrument treatment of these warrants on the Company’s condensed consolidated balance sheets as of December 31, 2008 and September 30, 2009 and for the three and nine month periods ended September 30, 2009 is as follows:

Date	Derivative Liability on Condensed Consolidated Balance Sheets	Gain (Loss) impacting Condensed Consolidated Statements of Operations and Comprehensive Loss

December 31, 2008	$1,591,834

		$ 1,713,449 3 months
September 30, 2009	$131,150	$ 1,460,684 9 months

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 5 -	STOCKHOLDERS’ EQUITY (CONTINUED)

CRC and Mobilestream Warrants (Derivative Liabilities) (continued)

The following table shows the variables used in the Black-Scholes option pricing model calculation used to determine the fair values for the derivative liability above:

Warrants	Date	Exercise Price	Market Price of Underlying Common Stock	Expected Volatility Rate	Risk Free Interest Rate	Expected Life
Classes B & D	09/30/2009	$2.75	$1.02	94%	.20%	6 months
Class E	09/30/2009	$4.00	$1.02	94%	.20%	6 months
Mobilestream Acquisition	09/30/2009	$4.75	$1.02	94%	.20%	6 months

Employee Options

On January 29, 2009, the Company authorized 35,000 common stock options to staff employees.  These options have an exercise price of $1.02, an expiration date of ten years from grant date and become fully vested on July 1, 2009.  These options were granted under the Company’s 2008 Incentive Stock Option Plan, as amended and are subject to stockholders’ approval of an Amendment to the Plan, increasing the number of shares available for issuance. No expense has yet to be recorded for the unapproved options.

On February 19, 2009, the Company authorized 75,000 common stock options to an employee.  These options have an exercise price of $1.27, and expire on February 19, 2019.  The option vest one-third on the one year anniversary of the grant date, one-third on the two year anniversary of the grant date one-third on the three year anniversary of the grant date.  These options were granted under the Company’s 2008 Incentive Stock Option Plan, as amended, and are subject to stockholders’ approval of an Amendment to the Plan, increasing the number of shares available for issuance. No expense has yet to be recorded for the unapproved options.

On September 23, 2008, as part of a series of employment term sheets, the Company authorized the grant of a total of 8,500,000 stock options to four key executives. 5,000,000 of those stock options were granted to Eric Swain, the Company's Chief Executive Officer.  The other 3,500,000 stock options were granted to three other officers of the Company and remain subject to stockholders’ approval of an amendment to the Company's stock option plan increasing the number of authorized shares available for issuance under the plan.  All of these options have an exercise price of $1.18 per share and expire ten years after the vesting date.  1,000,000 of Mr. Swain’s options vested immediately and the balances were scheduled to vest in equal annual installments of 1,000,000 options on September 23, 2009 and on each anniversary thereafter for the three years thereafter.  The Company recorded an expense to general and administrative expenses in the accompanying 2009 condensed consolidated statement of operations and comprehensive loss in the amount of $960,000, for the nine month period ended September 30, 2009, for the options granted to Mr. Swain, which represents the charge related to the second tranche of his options.  On July 6, 2009, Mr. Swain’s employment with the Company was terminated and a subsequent severance agreement was entered into between the Company and Mr. Swain on October 2, 2009.   As part of the severance agreement, 2,000,000 of Mr. Swain’s options were cancelled.   (See Note 6 – Commitments and Contingencies – Severance Agreements).

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 5-	STOCKHOLDERS’ EQUITY (CONTINUED)

Employee Options (continued)

On April 27, 2009, with the retirement of Mr. Wayne Koehl, 600,000 of his options still waiting stockholders’ approval were cancelled (see Note 6 for details). Of the combined 2,900,000 options granted to Mr. Koehl and the two other executives, one-fifth of these options will vest immediately upon approval of the amendment of the Company’s stock option plan, and the remainder are scheduled to vest one-fifth on September 23, 2009, and an additional one-fifth on each anniversary thereafter, for the next three years, provided that the executives are employed by the Company at each vesting date, or the options are subject to the terms of a retirement or severance agreement.

A summary of the status of the Company’s outstanding employee stock options as of September 30, 2009 is as follows:

	Number of Option shares	Weighted Average Exercise price	Number of Vested Option shares
Options from July 19, 2002 (inception) to December 31, 2004	-
Granted	200,000	$1.00	50,000
Options as of December 31, 2005	200,000	$1.00	50,000
Options as of December 31, 2006	200,000	$1.00	100,000
Options as of December 31, 2007	200,000	$1.00	150,000
Granted	5,000,000	$1.18	1,000,000
Exercised
Forfeited/expired
Options as of December 31, 2008	5,200,000	$1.17	1,200,000
Granted
Exercised
Forfeited/expired/cancelled	(2,000,000)	$1.18	—
Options as of September 30, 2009	3,200,000	$1.17	1,200,000

The 3,460,000 options (for eight employees and one former employee) awaiting stockholders’ approval are not included in summary table above because options under an arrangement that is subject to stockholders’ approval are not deemed to be granted until that approval is obtained, unless approval is essentially a formality, which the Company has deemed not to be the case.

As of September 30, 2009, 3,200,000 options are vested and no options have been exercised. The weighted average exercise price is $1.17.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 6 -	COMMITMENTS AND CONTINGENCIES

Retirement Agreement

On April 27, 2009, the Company entered into a retirement agreement with Mr. Wayne Koehl, Chief Operation Officer.  This retirement agreement replaces the prior employment agreement.  Pursuant to the retirement agreement, the Company has agreed to pay Mr. Koehl his current salary for a period of approximately six months ending on October 31, 2009.  The retirement agreement also provides that:  (a) Mr. Koehl will be entitled to receive a bonus based upon sales of equipment made by the Company solely to one certain customer;  (b) Mr. Koehl shall be entitled to retain the options to purchase 200,000 shares of the Company’s common stock  previously granted which are vested but are subject to the stockholders’ approval, and options to purchase an additional 200,000 shares of the Company’s common stock previously granted, also subject to the stockholders’ approval, which were to vest on September 23, 2009 but shall now be immediately vested;  (c)  the Company will continue to provide medical coverage under the Company’s current health care benefits plan for period of approximately six months ending on October 31, 2009.  Thereafter, Mr. Koehl shall be entitled to elect to continue such COBRA coverage for the remainder of the COBRA period, at Mr. Koehl’s own expense.

Severance Agreements

On July 6, 2009, the Company terminated the employment of Eric Swain, its Chief Executive Officer, and removed him from the Company’s Board of Directors.  On October 2, 2009, the Company entered into a Severance Agreement with Mr. Swain (the “Swain Severance Agreement”).  The Swain Severance Agreement replaced the prior terms of employment  that the Company had with Mr. Swain.  Pursuant to the terms of the Swain Severance Agreement, in material part, (a) the Company and Mr. Swain agreed to mutual general releases; (b) Mr. Swain agreed, for a two year period, not to compete in the business of microwave resource recovery technology and not to solicit the Company’s employees or customers; (c) of the options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $1.18 per share previously granted to Mr. Swain, Mr. Swain shall retain 1,000,000 that previously vested, 1,000,000 that will vest on December 1, 2009 and 1,000,000 that will vest on December 1, 2010, the remaining 2,000,000 being cancelled; (d) the Company agreed, subject to Mr. Swain’s continued compliance with the terms of the Swain Settlement Agreement, (i) to pay to Mr. Swain certain bonuses, if earned, payable to him under the prior terms of his employment through January 6, 2011, and (ii) to issue to Mr. Swain an aggregate of 2,250,000 shares of its common stock on certain dates starting on October 6, 2009 and ending on October 6, 2011, of which 1,800,000 shares are to registered under the Securities Act of 1933 pursuant to an effective registration statement on Form S-8 filed on January 29, 2008 (“S-8 Shares”); (e) Mr. Swain agreed not to sell more than 35,000 S-8 shares during any calendar week; (f) the Company will continue to provide full health insurance benefits to Mr. Swain through July 5, 2010;  and (g) the Company transferred to Mr. Swain the title of ownership of the Company’s car then in Mr. Swain’s possession.  In compliance with the terms of the Swain Severance Agreement, on October 5, 2009, the Company issued to Mr. Swain 450,000 restricted shares of its common stock.  In September of 2009, the Company recorded a severance expense of $3,654,714 for the payments to be paid by the Company to Mr. Swain pursuant to the Swain Settlement Agreement.  The payments were valued using the present value of expected future outflows.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 6 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Severance Agreements (Continued)

On November 12, 2008, the Company entered into a severance agreement with Pringle and 888 Corporation, a New Jersey corporation owned directly or indirectly by Pringle (the "Severance Agreement").  The Severance Agreement replaces a prior consulting agreement with 888 Corporation, which was approved by the Board of Directors on May 21, 2008.  Pursuant to the Severance Agreement, the Company agreed to pay Pringle $200,000 per year for the six year period commencing on January 1, 2009 subject to Pringle and 888 Corporation’s continued compliance with the terms of the Severance Agreement. Pursuant to the Severance Agreement, Pringle returned 225,000 shares of the Company’s common stock previously issued to him, and he resigned as a member of the Company's Board of Directors and in all other capacities. Pringle also agreed to restrict the amount of shares of the Company’s common stock that he or his affiliates may sell to the following amounts: an aggregate of 400,000 shares of the Company’s common stock in the three month period beginning February 1, 2009, an aggregate of 300,000 shares of the Company’s common stock in the three month period beginning May 1, 2009 and an aggregate of 250,000 shares of Company’s common stock in any three month period thereafter beginning with the three month period beginning August 1, 2009. The foregoing restrictions remain in place until Pringle has less than 5,000,000 shares of Company’s common stock. Any transfers by Pringle in accordance with the foregoing restrictions remain subject to the Company's right of first refusal to purchase the stock.  The Severance Agreement also provides for: (i) the immediate termination of the consulting agreement between the Company and 888 Corporation dated as of January 1, 2008 (though the Company has agreed to pay 888 Corporation the remainder of any payments otherwise due them through December 31, 2008); (ii) a nine year non-compete and non-solicitation agreement from Mr. Pringle; (iii) certain representations, warranties and covenants from Pringle and associated indemnification obligations; and (iv) mutual general releases and non-disparagement provisions.  The Company’s pledge of its pending patents as collateral for the payments to Pringle was eliminated.  On September 29, 2009, (i) the Company declined to exercise its right of first refusal to purchase a total of 950,000 shares from Mr. Pringle and (ii) the Company and Pringle agreed to amend the Severance Agreement with respect to the selling restrictions (the “Amendment”).  Pursuant to the Amendment, (i) Mr. Pringle agreed not to sell, assign, transfer, pledge or encumber more than 20,000 shares of the Company’s common stock per week commencing on September 28, 2009 and continuing for the following 78 weeks thereafter, (ii) any transfers of shares that Mr. Pringle agreed to make prior to September 28, 2009 would be made from the 950,000 shares that were permitted to be sold pursuant to the Severance Agreement prior to November 1, 2009 and (iii) in all other respects, the terms of the original Severance Agreement remain unchanged.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 6 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Joint Development Agreement

On April 23, 2009, Global Heavy Oil Corporation, a wholly-owned subsidiary of the Company (“GHO”), entered into a Joint Development Agreement (the “JDA”) with Schlumberger Technology Corporation and Schlumberger Holdings Limited (collectively, “Schlumberger”; together with GHO, the “JDA Parties”).  Pursuant to the JDA, the JDA Parties agreed to use reasonable efforts to collaborate in order develop Surface Upgrading products and services in Heavy Oil oilfield operations (the “Products and Services”).  Surface Upgrading are processes and technologies using microwaves to increase the gravity of Heavy Oil above the surface of the Earth.  Heavy Oil is petroleum with an American Petroleum Institute gravity of 22.3 degrees or less.

In consideration of the time, effort and expense that Schlumberger will expend in connection with the activities contemplated by the JDA, and in exchange for the payments to be made by Schlumberger to GHO described in the next paragraph, the Company agreed not to engage in the research, development, manufacturing, marketing or exploitation of Products and Services during the term of the JDA and for two years thereafter, except pursuant to the JDA.

Pursuant to the JDA, Schlumberger agreed to pay $300,000 to GHO within thirty days of the execution of the JDA and another $300,000, contingent on approval, on the first anniversary of the JDA.  These amounts are non-refundable.  The first $300,000 was received on May 22, 2009. As of September 30, 2009, the Company recognized $90,000 of this payment as revenue, with the remaining $210,000 remaining on the accompanying condensed consolidated balance sheet as deferred revenue.  The Company recognizes revenue in accordance with SEC guidance Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (SAB 101) guidance on revenue recognition. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized as services are rendered in accordance with the terms of the JDA.

Pursuant to the terms of the JDA, each JDA Party granted to the other JDA Party an exclusive, worldwide, royalty-free license to use such JDA Party’s intellectual property applicable to Surface Upgrading in Heavy Oil oilfield operations during the term of the JDA.

Pursuant to the JDA, the collaboration between the JDA Parties is to be implemented in three distinct phases as follows:

Phase I - Research and Development.   During this Phase, the concept of the Products and Services will be designed and developed, and the efficacy thereof will be tested.  Phase I continues until the earlier of (i) the date on which the JDA Parties agree that the Phase I objectives have been satisfied or (ii) the second anniversary of the JDA, subject to extension at the option of either JDA Party until the third anniversary of the JDA.  During this Phase, each JDA Party shall pay its own expenditures incurred pursuant to the JDA.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Joint Development Agreement (continued)

Phase II - Prototype.  During this Phase, the JDA Parties will design and test a prototype device or system to deliver Products and Services as a prelude to commercial exploitation of Products and Services.  Phase II commences immediately upon agreement of the JDA Parties that the Phase I objectives have been timely satisfied (though Schlumberger has the option to terminate the JDA upon completion of Phase I by providing notice to GHO within thirty days of such completion) and continues until the earlier of (i) the date on which the JDA Parties agree that the Phase II objectives have been satisfied or (ii) the second anniversary of the date of commencement of Phase II, subject to extension at the option of either JDA Party until the third anniversary of commencement of Phase II.  During this Phase, Schlumberger shall pay for all qualifying expenditures incurred by the JDA Parties pursuant to the JDA, except that if this Phase is extended at the option of GHO, during such extension GHO shall pay all such expenditures.  Within thirty days of the commencement of Phase II, Schlumberger shall pay to GHO $1,000,000 as a Non-Recurring Engineering Charge.

Phase III – Joint Venture.  During this Phase, the JDA Parties will enter into a joint venture for the commercial exploitation of Products and Services, which joint venture shall include provisions set forth in the JDA and such terms as mutually agreed upon by the JDA Parties.  Phase III commences if, and when, the Phase II objectives have been timely satisfied.  However, Schlumberger has the option to terminate the JDA upon completion of Phase II by providing notice to GHO within thirty days of such completion; GHO does not have such an option.  Pursuant to the terms of the JDA, the Phase III joint venture will be owned jointly by the JDA Parties in proportion to the amount of qualifying expenditures each JDA Party spent during Phases I and II, but in no event will GHO own more than 40% of the joint venture.  If GHO’s proportion of qualifying expenditures is less than 40% of total qualifying expenditures, then GHO shall have the option of acquiring an additional interest in the Joint Venture so that its interest in the joint venture will be 40% by paying to Schlumberger an amount such that GHO’s qualifying expenditures (including such payment) reaches 40% of total qualifying expenditures (including such payment).  If GHO’s proportion of total qualifying expenditures is more than 40%, then Schlumberger shall pay to GHO an amount such that Schlumberger’s qualifying expenditures (including such payment) as a proportion of total qualifying expenditures (including such payment) is reduced to 60%.

The costs being incurred by GHO for the research and development to performed by it under the JDA are being funded by the Company out of its working capital.  The Company’s current expectation is that such costs will total approximately $600,000 during Phase I.

CRC and Mobilestream Asset Acquisitions

With respect to the Company’s past acquisitions of the assets of CRC and Mobilestream Oil, Inc. and the registration under the Securities Act of 1933 on Form S-1, Registration Statement Number 333-149199 (the “Registration Statement”), of securities issued to the Carbon Recovery Liquidating Trust and the Mobilestream Liquidating Trust in connection therewith, specifically (i) the distribution of 22,334,221 shares of the Company’s common stock (the “Shares”) and warrants to purchase a total of 10,409,407 shares of the Company’s common stock (the “Warrants”) to the beneficiaries of such liquidating trusts, (ii) the issuance of 10,409,407 shares of the Company’s common stock upon exercise of the Warrants (the “Warrant Shares”) and (iii) the resale of the Shares and the Warrant Shares by the initial recipients thereof (the “Acquisition and Registration”), the Staff of the SEC (the “Staff”) has advised the Company that in the view of the Staff, the Acquisition and Registration may, in substance, be an attempt to complete a business combination transaction via a registered offering when it was already started without registration and has further advised the Company to include the Staff’s view in the Registration Statement, and the risks to and potential liability of the Company, if any, associated therewith.  The Company is continuing to evaluate the view of the Staff of the SEC in this matter and the Company’s options with respect to the Registration Statement.  In addition, the 35,236,188 shares of Preferred Stock A issued directly to Mr. Pringle as part of the acquisition of the assets of Mobilestream were not held in a liquidating trust and the Staff has advised the Company that such fact should be disclosed in the Registration Statement. The Company is continuing to evaluate the view of the Staff and it is not clear whether the Company faces any potential liability as a result of such shares being issued directly to Mr. Pringle and not included in the liquidating trust as may have been required pursuant to the terms of the acquisition documents and therefore the Company has not recorded the fair value of any potential liability resulting therefrom.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 7 -  PATENTS

The Company currently has three utility patent applications pending in the United States Patent and Trademark Office ("USPTO") and approximately ten corresponding utility patent applications pending in international patent offices in commercially relevant countries. In August 2009, the Company received a Notice of Allowance for its first application (Serial No 11/610,823) from the USPTO.   A Notice of Allowance is issued if one or more of the claims of an application are allowed and precedes the formal patent issuance. The Company’s patent applications cover its proprietary microwave technology for recovering hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits, and waste oil streams. Legal fees associated with the above mentioned patent applications are recorded as prepaid patent costs on the accompanying condensed consolidated balance sheets.  Upon final approval by the USPTO, the prepaid patent costs will be reclassified to an intangible asset and amortized over the expected life of the patent. The prepaid patent costs are $558,620 and $383,685 at September 30, 2009 and December 31, 2008, respectively.

On October 2, 2009, the Company filed a continuation application with the USPTO for the microwave processing of (i) oil shale and (ii) coal.

On October 14, 2009, the Company entered into a license agreement with Universal Alternative Fuels Inc. (“UAF”).  In connection with the execution of the license agreement, the Company granted to UAF a first priority security interest in the Company’s patent rights, technology and trademarks as applied to the oil shale and coal fields of use.  (See Note 12 – Subsequent Events).

NOTE 8 -   INVESTMENTS

Cash in excess of operating requirements was invested in marketable debt and equity securities.  All securities were considered available for sale and were carried at their fair value on the accompanying condensed consolidated December 31, 2008 balance sheet.  The Company has liquidated all of its investments as of September 30, 2009.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 8 -   INVESTMENTS (CONTINUED)

The Company held the following types of investments at December 31, 2008:

	Cost	Fair Value	Unrealized Gain/(Loss)	Realized Gain / (Loss)

Fixed-rate capital securities	$125,000	$95,000	$(30,000)
Corporate Bonds	1,826,264	1,618,714	(207,550)
Preferred Stock	1,681,410	843,560		(837,850)
Total as of December 31, 2008	$3,632,674	$2,557,274	$(237,550)	$(837,850)

NOTE 9 -   FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the authoritative guidance issued by FASB that defines fair value, provides a consistent framework for measuring fair value under U.S. GAAP and expands fair value financial statement disclosure requirements.  The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable and unobservable.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.

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

Valuation Techniques:

Preferred Stock:  The Company values investments in preferred stock and fixed-rate capital securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of September 30, 2009.

Corporate Bonds:  The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads ore credit defaults swaps spreads,  the spread data used are for the same maturity as the bond.  If the spread data does not reference the issuer, then data that reference a comparable issuer is used.  When observable price quotations are not available, fair value is determined based on cash flows models with yield curves, bond or single-name credit default swap spreads and recovery rates based on collateral values as key inputs.  Corporate bonds and fixed-rate capital securities are generally categorized in Level 2 of the fair value hierarchy.   In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 9 -   FAIR VALUE MEASUREMENTS (CONTINUED)

Derivative Liabilities:  The Company uses management judgment to develop assumptions to determine fair value for those instruments that are not of available from market-based observable inputs, they are categorized in Level 3 of the hierarchy

The following tables represent available for sale securities measured at fair value at September 30, 2009 and December 31, 2008 :

	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs ( Level 2)	Significant Unobservable Inputs ( Level 3)

Liabilities
Derivative financial instruments	$131,150	$-	$-	$131,150

	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs ( Level 2)	Significant Unobservable Inputs ( Level 3)
Assets
Fixed-rate capital securities	$95,000	$95,000
Corporate Bonds	1,618,714	1,492,621	126,093
Preferred Stock	843,560	843,560
Total	$2,557,274	$2,431,181	$126,093	$-

Liabilities
Derivative financial instruments	$1,591,834	$-	$-	$1,591,834

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

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 9 -   FAIR VALUE MEASUREMENTS (CONTINUED

Changes in Level 3 liabilities measured at fair value for the nine month period ended September 30, 2009:

	LEVEL 3
	Beginning Balance January 1, 2009	Gains	Purchase Sales and Settlements	Ending Balance September 30, 2009	Change in Fair Value of Derivative financial instruments still held at September 30, 2009
Liabilities
Derivative financial instruments, at fair value	$1,591,834	$(1,460,684)	$-	$131,150	$(1,460,684)

	LEVEL 3
	Beginning Balance January 1, 2008	Gains	Purchase Sales and Settlements	Ending Balance December 31, 2008	Change in Fair Value of Derivative financial instruments still held at December 31, 2008
Liabilities
Derivative financial instruments, at fair value	$10,950,670	$(9,358,836)	$-	$1,591,834	$(9,358,836)

The change in fair value of derivative financial instruments are included in the accompanying condensed consolidated statements of operations and comprehensive loss, as other income (expense).  The change in fair value of derivative financial instruments for the three month period ended September 30, 2009, is a reduction of $1,713,449, and for the nine month period ended September 30, 2009, the change in fair value is a reduction of $1,460,684.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 10-    PREPAID SERVICES

During the three month period ended September 30, 2009, the Company recorded an expense of $632,625 to the accompanying condensed consolidated statement of operations and comprehensive loss and $1,933,925 for the nine month period ended September 30, 2009, for the amortization of stock issued for services that were issued in 2009 and 2008.  The unamortized amount as of September 30, 2009 is $450,250.  In addition, for the nine month period ended September 30, 2009, the Company recorded an expense of $85,000 to the accompanying condensed consolidated statement of operations and comprehensive loss for the amortization of cash paid for services from 2008.

NOTE 11-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND NINE-MONTH  PERIODS ENDED SEPTEMBER 30, 2008

As disclosed in the Company’s Form 8-K filed on April 2, 2009, the Company announced its intention to amend and restate certain financial statements in its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. That amendment and restatement was done and certain summary information with respect to the amendment and restatement is contained below.  The Company also intends to amend and restate its consolidated financial statements for all prior quarters for 2006, 2007 and 2008 and to file amendments to all applicable previously filed quarterly and annual reports as soon as practicable.

The following tables summarize the adjustments made in the restatement of our third quarter 2008 condensed consolidated financial statements.

Consolidated Balance Sheet Adjustments

1.
We adjusted legal fees of $172,036 associated with the filing of our patents as a prepaid asset for the nine months period ending September 30, 2008.  Prepaid patents was also adjusted $143,063 for prior years amounts. Previously, we had reflected these costs as an expense on our consolidated statement of operations and comprehensive income (loss).

2.
We reclassified the Acquisition Warrants (as defined in Note 5) with a fair value of $1,097,657 at September 30, 2008 as derivative financial instruments. Previously, we had reflected the Acquisition Warrants as equity.  Also an adjustment in the amount of $13,951,679 were made to additional paid in capital and $3,001,009 was made for prior years impact of these derivative financial instruments to deficit accumulated during the development stage.

3.
We adjusted professional consulting fees and prepaid services associated with stock issued for services for the nine months period ending September 30, 2008, in the amount of $1,403,000.  Previously we had reflected the cost for stocks issued for services as 100% expensed in the month that the stock was issued. No amount was reported as prepaid services in our September 30, 2008 condensed consolidated balance sheet and $1,660,000 was previously expense in our condensed consolidated statement of operations and comprehensive loss.  The services should have be amortized over the service period of the contract and consequently only $203,000 should have been expense in the condensed consolidated statement of operations for the nine months period ending September 30, 2008.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 11-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH  PERIODS ENDED SEPTEMBER 30, 2008

Consolidated Balance Sheet Adjustments
(continued)

	As Originally Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS
Cash	$3,809,491	$-	$3,809,491
Short-term Investments	287,933		287,933
Prepaid services		1,403,000	1,403,000

Total current assets	4,097,424	1,403,000	5,500,424

Property and equipment, net depreciation	1,119,785		1,119,785

Deposits	73,639		73,639
Long-term investments	2,672,100		2,672,100
Prepaid patent costs		315,099	315,099
TOTAL ASSETS	$7,962,948	$1,718,099	$9,681,047

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	66,154		66,154
Loans payable - equipment	41,619		41,619
Capital lease obligation - equipment	9,154		9,154
Stock to be issued	747,976		747,976

Total current liabilities	864,903		864,903

Loan payable -equipment, net of current portion	20,696		20,696
Capital lease obligation - equipment, net of current portion	18,167		18,167
Derivative financial instruments		1,097,657	1,097,657

Total liabilities	903,766	1,097,657	2,001,423

STOCKHOLDERS' EQUITY
Preferred stock A	5		5
Common stock	67,523		67,523
Additional paid-in capital	47,938,902	(13,951,679)	33,987,223
Accumulated other comprehensive loss	(961,327)		(961,327)
Deficit accumulated during the development stage	(38,269,448)	14,572,121	(23,697,327)
	8,775,655	620,442	9,396,097

Treasury stock	(1,716,473)		(1,716,473)

Total stockholders' equity	7,059,182	620,442	7,679,624

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,962,948	$1,718,099	$9,681,047

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 11-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 (CONTINUED)

Consolidated Statement of Operations and Comprehensive Loss Adjustments

The following is a summary of the adjustments to our previously issued condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2008:

1.
We adjusted legal fees in the amount of $14,923 for the three month period ended and $172,036 for the nine month period ended September 30, 2008 for fees associated with the filing of our patents as a prepaid asset. Previously, we had reflected these costs as an expense on our condensed consolidated statement of operations and comprehensive income (loss).

2.
As derivative liabilities, the Acquisition Warrants (as defined in Note 5) are measured at fair value each reporting period (marked to market) with the gains and losses being recognized in earnings.  Accordingly, we adjusted our condensed consolidated statement of operations and  comprehensive loss to reflect income of $2,303,664 and $9,853,013 for the three and nine months respectively as a result of the change in the fair value of the Acquisition Warrants. Previously, we recognized the Acquisition Warrants as equity and did not did not recognize any change in the fair value.

3.
We adjusted professional consulting fees and prepaid services associated with stock issued for services for the nine months period ending September 30, 2008, in the amount of $1,403,000.  Previously we had reflected the cost for stocks issued for services as 100% expensed in the month that the stock was issued. No amount was reported as prepaid services in our September 30, 2008 condensed consolidated balance sheet and $1,660,000 was previously expense in our condensed consolidated statement of operations and comprehensive loss.  The services should have be amortized over the service period of the contract and consequently only $203,000 should have been expense in the condensed consolidated statement of operations for the nine months period ending September 30, 2008.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 11-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 (CONTINUED)

Consolidated Statement of Operations and Comprehensive Loss Adjustments (continued)

	For Three Months ended September 30, 2008			For Nine Months ended September 30, 2008
	As Originally			As Originally
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

REVENUES	$-	$-	$-	$-	$-	$-
COST OF SALES
GROSS PROFIT

OPERATING EXPENSES
Professional fees for legal and accounting	293,879	(293,879)	-	12,035,607	(12,035,607)	-
Investment banking fees and investor relations	3,097,901	(3,097,901)	-	5,657,678	(5,657,678)	-
Other general and administrative	486,591	1,973,857	2,460,448	2,601,723	16,118,249	18,719,972
Research and development	177,172		177,172	612,165		612,165
Total operating expenses	4,055,543	(1,417,923)	2,637,620	20,907,173	(1,575,036)	19,332,137
OPERATING LOSS	(4,055,543)	1,417,923	(2,637,620)	(20,907,173)	1,575,036	(19,332,137)

OTHER INCOME (EXPENSE)
Change in fair value of derivative financial instruments		2,303,664	2,303,664		9,853,013	9,853,013
Net realized loss on investments	(42,038)		(42,038)	(43,232)	-	(43,232)
Interest expense	(5,031)	-	(5,031)	(14,424)	-	(14,424)
Interest income	70,302	-	70,302	114,378	-	114,378
Total other income (expense)	23,233	2,303,664	2,326,897	56,722	9,853,013	9,909,735

NET LOSS APPLICABLE TO COMMON SHARES	$(4,032,310)	$3,721,587	$(310,723)	$(20,850,451)	$11,428,049	$(9,422,402)

OTHER COMPREHENSIVE LOSS
Unrealized loss on investments	-	(819,015)	(819,015)	-	(961,327)	(961,327)
COMPREHENSIVE LOSS	$(4,032,310)	$2,902,572	$(1,129,738)	$(20,850,451)	$10,466,722	$(10,383,729)

EARNINGS (LOSS) PER COMMON SHARE
BASIC	$(0.08)		$(0.01)	$(0.49)		$(0.22)
DILUTED	$(0.08)		$(0.01)	$(0.49)		$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	53,273,853		53,273,853	42,221,919		42,221,919
DILUTED	53,273,853		53,273,853	42,221,919		42,221,919

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 11-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 (CONTINUED)

Consolidated Statement of Cash Flows Adjustments

In light of the adjustments made to our September 30, 2008 condensed consolidated balance sheet and statement of operations and comprehensive loss, we adjusted our previously issued condensed consolidated statement of cash flows as follows:

	As Originally
	Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(20,850,451)	$11,428,049	$(9,422,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70,104		70,104
Common stock issued for services	15,487,123	(1,306,680)	13,967,803
Amortization of prepaid common stock issued for services	1,808,042	37,000	1,845,042
Common stock options and warrants issued for services	85,375	79,320	164,695
Amortization of deferred compensation	81,750		81,750
Change in fair value of derivative financial instruments		(9,853,013)	(9,853,013)
Change in operating assets and liabilities
Deposits	1,221		1,221
Prepaid patent costs		(172,036)	(172,036)
Accounts payable and accrued liabilities	(53,434)		(53,434)

Total adjustments	17,480,181	(11,428,049)	6,052,132

Net cash used in operating activities	(3,370,270)	-	(3,370,270)

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 11-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 (CONTINUED)

Consolidated Statement of Cash Flows Adjustments (continued)

	As Originally
	Reported	Adjustments	Restated
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(38,504)		(38,504)
construction-in-progress	(745,818)		(745,818)
Purchase of investment funds	(4,586,333)		(4,586,333)
Proceeds from sale of investments	664,973		664,973
Net cash used in investing activities	(4,705,682)	-	(4,705,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	12,137,256		12,137,256

Liability for stock to be issued	747,976		747,976
Proceeds from stock to be issued			-
Proceeds from stock subscription receivable	55,175		55,175
Repayment of officer's loan	(150,000)	150,000	-
Purchase of treasury stock	(1,650,000)		(1,650,000)
Repayment of loans payable and capital lease obligation	(35,389)	(150,000)	(185,389)

Net cash provided by financing activities	11,105,018	-	11,105,018
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,029,066		3,029,066

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	780,425		780,425

END OF YEAR	$3,809,491		$3,809,491

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 12 -  SUBSEQUENT  EVENTS

On October 2, 2009, the Company entered into a severance agreement with Mr. Eric Swain.  (See Note 6 – Commitments and Contingencies – Severance Agreements).

On October 14, 2009, the Company entered into a license agreement with UAF.   Pursuant to the terms of the license agreement, in material part, (i) UAF purchased an exclusive, world-wide, royalty-free license, with the right to sub-license and effective for an unlimited time, to use and exploit the Company’s intellectual property and technological know-how for the microwave processing of oil shale and coal and the recovery of energy, energy-producing materials and by-products from oil shale and coal for a license fee of $750,000; (ii) UAF paid to the Company a license fee of $750,000 and will issue to the Company shares of common stock of UAF equal to 20% of the issued and outstanding shares of UAF common stock; and (iii) UAF agreed to purchase exclusively from the Company all machines to be manufactured for UAF (or its sub-licensees) under the license agreement, subject to the Company’s ability to manufacture such machines.

The Company understands that Mr. Thomas Vieweg, who owns 125,000 shares of Common Stock of the Company and was a former consultant to the Company, is a principal in UAF.  In addition, the Company understands that certain other principals of UAF currently are either principals or affiliates of Professional Offshore Opportunity Fund, Ltd. (“POOF”).  POOF previously provided certain financing to, and was a securityholder of the Company.

In connection with the execution of the license agreement, the Company entered into a security agreement with UAF granting to UAF first priority security interests in (i) the Company’s existing prototype machine in Rockford, Illinois (the “Existing Prototype Machine”) and (ii) the Company’s patent rights, technology and trademarks as applied to the oil shale and coal fields of use.  The security interests secure the amount of $1.7 million, including (i) the amount of $843,000 credited towards the purchase price of the initial machine as described in the next paragraph, (ii) the $750,000 cash portion of the license fee paid by UAF and (iii) all other obligations of the Company to UAF under the security agreement and the license agreement.  The security interests granted pursuant to the security Agreement will terminate and be released upon acceptance by UAF of the initial machine described in the next paragraph.

Contemporaneous with the execution of the license agreement, UAF issued a purchase order to the Company for an initial machine capable of processing one ton per hour of oil shale (the “Purchase Order”).  The purchase price for the initial machine is based on a formula related to the Company’s cost to manufacture the initial machine and will not exceed $3.5 million.  Payment of the purchase price is as follows: (i) UAF will pay $500,000 to the Company six months from the date of the Purchase Order, (ii) UAF will pay $500,000 to the Company nine months from the date of the purchase order, (iii) a deemed deposit by UAF of $843,000 was credited against the purchase price on the date of the Purchase Order, and (iv) the balance of the purchase price will be paid upon completion of the initial machine, demonstration that it meets the warranted purpose and acceptance of it by UAF.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009

NOTE 12 -  SUBSEQUENT  EVENTS (CONTINUED)

The Purchase Order may be terminated by UAF under certain circumstances.  In such an event, the Company will have the right to repurchase the license granted to UAF pursuant to the terms set forth in the license agreement.  If the repurchase right is exercised, then, in addition to reacquiring the license granted to UAF, the security interests granted by the Company to UAF pursuant to the security agreement will terminate and be released and the equity interest that the Company was granted in UAF pursuant to the license agreement will terminate and be cancelled.  If the repurchase right is not so exercised, then UAF will retain the license and will have the right to foreclose on the collateral under the security agreement and take immediate and exclusive possession and ownership of the Existing Prototype Machine.

On October 22, 2009, the Company extended the expiration date of all warrants to purchase shares of its Common Stock that were outstanding as of August 31, 2009 and were set to expire prior to March 31, 2010 to March 31, 2010.

These condensed interim financial statements were approved by management and the Company’s Board of Directors and were issued on November 23, 2009.  Subsequent events have been evaluated through this date.

On November 11, 2009, Peter A. Worthington resigned from the position of Chief Executive Officer of the Company as well as from its Board of Directors, including as Interim Chairman of the Board.

On November 11, 2009, the Board elected Mr. Brian Ettinger to the Board of Directors of the Company and appointed him as the Chairman of the Board, filling the vacancy created by the resignation of Mr. Worthington.  Compensation to be paid to Mr. Ettinger for services to be provided by him as a member of the Board and as Chairman of the Board has not yet been determined.  Mr. Ettinger, a consultant to the Company since 2008, currently serves as the CEO and General Counsel for Worldwide Strategic Partners, Inc. (“WSP”).  General Lincoln Jones III, a director of the Company, owns in excess of ten percent of WSP.  The Company currently has a consulting agreement in place with WSP.  Since January 1, 2008, in connection with consultant services provided by Mr. Ettinger to the Company, the Company issued to Mr. Ettinger the following securities: (i) on June 13, 2008, the Company issued 57,500 shares of its Common Stock to Mr. Ettinger as payment for consulting services rendered valued at $129,375; (ii) on October 1, 2008, the Company issued to Mr. Ettinger warrants to purchase 300,000 shares of its Common Stock in partial payment of consulting services to be performed, which warrants have an exercise price of $2.00, with 100,000 warrants vesting on each of June 10, 2009, January 10, 2010 and June 10, 2010; (iii) on October 31, 2008, the Company issued 150,000 shares of its Common Stock to Mr. Ettinger for consulting services rendered valued at $232,500; (iv) on April 1, 2009, the Company issued to Mr. Ettinger warrants to purchase 200,000 shares of its Common Stock in partial payment of consulting services to be performed, which warrants have an exercise price of $1.10 per share and expire on varying dates ranging from January 10, 2012 to June 10, 2012; and (v) on April 22, 2009, the Company issued 225,000 shares of its Common Stock to Mr. Ettinger for consulting services rendered valued at $254,250.

On November 11, 2009, the Board appointed Mr. Ken Kinsella to the position of Chief Executive Officer of the Company.  Compensation to be paid to Mr. Kinsella for services to be provided by him as Chief Executive Officer of the Company has not yet been determined.

On November 18, 2009, the Company and AGS Capital Group, LLC executed a Term Sheet providing for the purchase by AGS of up to $10,000,000 of the Company's Common Stock over a 36 month period and the registration by the Company of the resale of such shares under the Securities Act of 1933, subject to execution of definitive documentation. There can be no assurance that such definitive documentation will in fact be executed nor that the Company will in fact obtain any or all of such funds.

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

Overview

Global Resource Corporation’s (“our”, “we”, “us” or the “Company”) business plan is to research, develop and market the business of decomposing petroleum-based materials by subjecting them to a fixed-frequency microwave radiation (the “Technology”) at specifically selected frequencies for a time sufficient to at least partially decompose the materials, converting the materials into hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits and waste oil streams.

The Company’s business goals for exploitation of the Technology are as follows:

1)	The design, manufacture and sale of machinery and equipment units embodying the Technology.
2)	The ownership and operation of plants to use the Technology in conjunction with other investors.
3)	The formation of joint-venture and licensing relationships with established companies for exploitation of the Technology.

Currently, our efforts are directed principally to the design, manufacture and sale of machinery and equipment.

Under the Company’s current strategy, the Company’s revenue is likely to be generated from the development, licensing or sale of our proprietary Technology and/or design, manufacture and sale of machinery and equipment units.  For machinery and equipment, sales revenue will be recognized when the machinery and equipment is shipped, installed and operating successfully at the destination site.  For  licensing agreements, revenue is recognized when services have been rendered per the terms of the licensing agreements.

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

We are currently conducting preliminary negotiations with prospective purchasers of machines.  As of September 30, 2009, we did not have any committed orders for our equipment.  See also “Recent Developments – License Agreement and Purchase Order”.

On July 6, 2009, we terminated the employment of Eric Swain, its then Chief Executive Officer, and removed him from our Board of Directors.  See also “Recent Developments – Swain Severance Agreement” and “Recent Developments – Change of Chief Executive Officer and Chairman of the Board”.

Joint Development Agreement

On April 23, 2009, Global Heavy Oil Corporation, a wholly-owned subsidiary of the Company (“GHO”), entered into a Joint Development Agreement (the “JDA”) with Schlumberger Technology Corporation and Schlumberger Holdings Limited (collectively, “Schlumberger”; together with GHO, the “JDA Parties”).  Pursuant to the JDA, the JDA Parties agreed to use reasonable efforts to collaborate in order develop Surface Upgrading products and services in Heavy Oil oilfield operations (the “Products and Services”).  Surface Upgrading are processes and technologies using microwaves to increase the gravity of Heavy Oil above the surface of the Earth.  Heavy Oil is petroleum with an American Petroleum Institute gravity of 22.3 degrees or less.

In consideration of the time, effort and expense that Schlumberger will expend in connection with the activities contemplated by the JDA, and in exchange for the payments to be made by Schlumberger to GHO described in the next paragraph, the Company agreed not to engage in the research, development, manufacturing, marketing or exploitation of Products and Services during the term of the JDA and for two years thereafter, except pursuant to the JDA.

Pursuant to the JDA, Schlumberger agreed to pay $300,000 to GHO within thirty days of the execution of the JDA and another $300,000 on the first anniversary of the JDA.  These moneys are non-refundable.  The first $300,000 was received on May 22, 2009. As of September 30, 2009, the Company recognized $90,000 of it as revenue, with the remaining $210,000 remaining on the accompanying condensed consolidated balance sheet as deferred revenue.  The Company recognizes revenue in accordance with Securities and Exchange Commission guidance Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (SAB 101) guidance on revenue recognition. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized as services are rendered in accordance with the terms of the JDA.

Pursuant to the terms of the JDA, each JDA Party granted to the other JDA Party an exclusive, worldwide, royalty-free license to use such JDA Party’s intellectual property applicable to Surface Upgrading in Heavy Oil oilfield operations during the term of the JDA.

Pursuant to the JDA, the collaboration between the JDA Parties is to be implemented in three distinct phases as follows:

Phase I - Research and Development.   During this Phase, the concept of the Products and Services will be designed and developed, and the efficacy thereof will be tested.  Phase I continues until the earlier of (i) the date on which the JDA Parties agree that the Phase I objectives have been satisfied or (ii) the second anniversary of the JDA, subject to extension at the option of either JDA Party until the third anniversary of the JDA.  During this Phase, each JDA Party shall pay its own expenditures incurred pursuant to the JDA.

Phase II - Prototype.  During this Phase, the JDA Parties will design and test a prototype device or system to deliver Products and Services as a prelude to commercial exploitation of Products and Services.  Phase II commences immediately upon agreement of the JDA Parties that the Phase I objectives have been timely satisfied (though Schlumberger has the option to terminate the JDA upon completion of Phase I by providing notice to GHO within thirty days of such completion) and continues until the earlier of (i) the date on which the JDA Parties agree that the Phase II objectives have been satisfied or (ii) the second anniversary of the date of commencement of Phase II, subject to extension at the option of either JDA Party until the third anniversary of commencement of Phase II.  During this Phase, Schlumberger shall pay for all qualifying expenditures incurred by the JDA Parties pursuant to the JDA, except that if this Phase is extended at the option of GHO, during such extension GHO shall pay all such expenditures.  Within thirty days of the commencement of Phase II, Schlumberger shall pay to GHO $1,000,000 as a Non-Recurring Engineering Charge.

Phase III – Joint Venture.  During this Phase, the JDA Parties will enter into a joint venture for the commercial exploitation of Products and Services, which joint venture shall include provisions set forth in the JDA and such terms as mutually agreed upon by the JDA Parties.  Phase III commences if, and when, the Phase II objectives have been timely satisfied.  However, Schlumberger has the option to terminate the JDA upon completion of Phase II by providing notice to GHO within thirty days of such completion; GHO does not have such an option.  Pursuant to the terms of the JDA, the Phase III joint venture will be owned jointly by the JDA Parties in proportion to the amount of qualifying expenditures each JDA Party spent during Phases I and II, but in no event will GHO own more than 40% of the joint venture.  If GHO’s proportion of qualifying expenditures is less than 40% of total qualifying expenditures, then GHO shall have the option of acquiring an additional interest in the Joint Venture so that its interest in the joint venture will be 40% by paying to Schlumberger an amount such that GHO’s qualifying expenditures (including such payment) reaches 40% of total qualifying expenditures (including such payment).  If GHO’s proportion of total qualifying expenditures is more than 40%, then Schlumberger shall pay to GHO an amount such that Schlumberger’s qualifying expenditures (including such payment) as a proportion of total qualifying expenditures (including such payment) is reduced to 60%.

The costs being incurred by GHO for the research and development to performed by it under the JDA are being funded by the Company out of its working capital.  The Company’s current expectation is that such costs will total approximately $600,000 during Phase I.

Prototype Demonstrations

We have completed two demonstrations of our commercial prototype machine with the first demonstration taking place May 4-8, 2009 and the second demonstration taking place June 8-11, 2009.  Both demonstrations included prospective customers from the United States and several foreign countries as well as partners and dignitaries and were held in our contract manufacturer’s facility (Ingersoll Production Systems) in Rockford, Illinois. The demonstrations consisted of processing tire material on a continuous basis and collecting commercially viable byproducts in the form of diesel heating oil, combustible gas in the combined form of propane, butane, methane and other gases that can be used to generate electricity or be used as energy feedstock for other processes, and a high BTU carbon char.  The make-up of the byproducts was verified by independent certified laboratories and the byproducts were valued based on oil and energy indexes as well as an independent commodity marketing company specializing in the sale of oils and char byproducts.  The Company believes the demonstrations were successful.

Notice of Allowance

We currently have three utility patent applications pending in the United States Patent and Trademark Office ("USPTO") and approximately ten corresponding utility patent applications pending in international patent offices in commercially relevant countries.  In August 2009, the Company received a Notice of Allowance for its first application (Serial No 11/610,823) from USPTO.  A Notice of Allowance is issued if one or more of the claims of an application are allowed and precedes the formal patent issuance.  The Company’s patent applications cover its proprietary microwave technology for recovering hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits, and waste oil streams.

Pringle Severance Agreement Amendment

On November 12, 2008, the Company entered into a severance agreement with Pringle and 888 Corporation, a New Jersey corporation owned directly or indirectly by Frank Pringle (the "Pringle Severance Agreement").  Pursuant to the Pringle Severance Agreement, among other things, Mr. Pringle agreed to restrict the amount of shares of the Company’s common stock that he or his affiliates may sell to the following amounts: an aggregate of 400,000 shares of the Company’s common stock in the three month period beginning February 1, 2009, an aggregate of 300,000 shares of the Company’s common stock in the three month period beginning May 1, 2009 and an aggregate of 250,000 shares of Company’s common stock in any three month period thereafter beginning with the three month period beginning August 1, 2009. The foregoing restrictions remain in place until Mr. Pringle has less than 5,000,000 shares of Company’s common stock. Any transfers by Mr. Pringle in accordance with the foregoing restrictions remain subject to the Company's right of first refusal to purchase the stock.  On September 29, 2009, (i) the Company declined to exercise its right of first refusal to purchase a total of 950,000 shares from Mr. Pringle and (ii) the Company and Pringle agreed to amend the Pringle Severance Agreement with respect to the selling restrictions (the “Amendment”).  Pursuant to the Amendment, (i) Mr. Pringle agreed not to sell, assign, transfer, pledge or encumber more than 20,000 shares of the Company’s common stock per week commencing on September 28, 2009 and continuing for the following 78 weeks thereafter, (ii) any transfers of shares that Mr. Pringle agreed to make prior to September 28, 2009 would be made from the 950,000 shares that were permitted to be sold pursuant to the Pringle Severance Agreement prior to November 1, 2009 and (iii) in all other respects, the terms of the original Pringle Severance Agreement remain unchanged

Recent Developments

Swain Severance Agreement

On October 2, 2009, the Company entered into a Severance Agreement with Mr. Swain (the “Swain Severance Agreement”).  The Swain Severance Agreement replaced the prior terms of employment  that the Company had with Mr. Swain.  Pursuant to the terms of the Swain Severance Agreement, in material part, (a) the Company and Mr. Swain agreed to mutual general releases; (b) Mr. Swain agreed, for a two year period, not to compete in the business of microwave resource recovery technology and not to solicit the Company’s employees or customers; (c) of the options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $1.18 per share previously granted to Mr. Swain, Mr. Swain shall retain 1,000,000 that previously vested, 1,000,000 that will vest on December 1, 2009 and 1,000,000 that will vest on December 1, 2010, the remaining 2,000,000 being cancelled; (d) the Company agreed, subject to Mr. Swain’s continued compliance with the terms of the Swain Settlement Agreement, (i) to pay to Mr. Swain certain bonuses, if earned, payable to him under the prior terms of his employment through January 6, 2011, and (ii) to issue to Mr. Swain an aggregate of 2,250,000 shares of its common stock on certain dates starting on October 6, 2009 and ending on October 6, 2011, of which 1,800,000 shares are to registered under the Securities Act of 1933 pursuant to an effective registration statement on Form S-8 filed on January 29, 2008 (“S-8 Shares”); (e) Mr. Swain agreed not to sell more than 35,000 S-8 shares during any calendar week; (f) the Company will continue to provide full health insurance benefits to Mr. Swain through July 5, 2010;  and (g) the Company transferred to Mr. Swain the title of ownership of the Company’s car then in Mr. Swain’s possession.  In compliance with the terms of the Swain Severance Agreement, on October 5, 2009, the Company issued to Mr. Swain 450,000 restricted shares of its common stock.  In September of 2009, the Company recorded a severance expense of $3,654,714 for the payments to be paid by the Company to Mr. Swain pursuant to the Swain Settlement Agreement.  The payments were valued using the present value of expected future outflows.

License Agreement and Purchase Order

On October 14, 2009, the Company entered into a license agreement with Universal Alternative Fuels, Inc. (“UAF”).   Pursuant to the terms of the license agreement, in material part, (i) UAF purchased an exclusive, world-wide, royalty-free license, with the right to sub-license and effective for an unlimited time, to use and exploit the Company’s intellectual property and technological know-how for the microwave processing of oil shale and coal and the recovery of energy, energy-producing materials and by-products from oil shale and coal; (ii) UAF paid to the Company a license fee of $750,000 and will issue to the Company shares of common stock of UAF equal to 20% of the issued and outstanding shares of UAF common stock; and (iii) UAF agreed to purchase exclusively from the Company all machines to be manufactured for UAF (or its sub-licensees) under the license agreement, subject to the Company’s ability to manufacture such machines.

The Company has been advised that Mr. Thomas Vieweg, who owns 125,000 shares of Common Stock of the Company and was a former consultant, is a principal in UAF.  In addition, the Company has been advised that certain other principals of UAF currently are either principals or affiliates of Professional Offshore Opportunity Fund, Ltd. (“POOF”).  POOF previously provided certain financing to, and was a securityholder, of the Company.

In connection with the execution of the license agreement, the Company entered into a security agreement with UAF granting to UAF first priority security interests in (i) the Company’s existing prototype machine in Rockford, Illinois (the “Existing Prototype Machine”) and (ii) the Company’s patent rights, technology and trademarks as applied to the oil shale and coal fields of use.  The security interests secure the amount of $1.7 million, including (i) the amount of $843,000 credited towards the purchase price of the initial machine as described in the next paragraph, (ii) the $750,000 cash portion of the license fee paid by UAF and (iii) all other obligations of the Company to UAF under the security agreement and the license agreement.  The security interests granted pursuant to the security agreement will terminate and be released upon acceptance by UAF of the initial machine described in the next paragraph.

Contemporaneous with the execution of the license agreement, UAF issued a purchase order to the Company for an initial machine capable of processing one ton per hour of oil shale (the “Purchase Order”).  The purchase price for the initial machine is based on a formula related to the Company’s cost to manufacture the initial machine and will not exceed $3.5 million.  Payment of the purchase price is as follows: (i) UAF will pay $500,000 to the Company six months from the date of the Purchase Order, (ii) UAF will pay $500,000 to the Company nine months from the date of the Purchase Order, (iii) a deemed deposit by UAF of $843,000 was credited against the purchase price on the date of the Purchase Order, and (iv) the balance of the purchase price will be paid upon completion of the initial machine, demonstration that it meets the warranted purpose and acceptance of it by UAF.

The Purchase Order may be terminated by UAF under certain circumstances.  In such an event, the Company will have the right to repurchase the license granted to UAF pursuant to the terms set forth in the license agreement.  If the repurchase right is exercised, then, in addition to reacquiring the license granted to UAF, the security interests granted by the Company to UAF pursuant to the security agreement will terminate and be released and the equity interest that the Company was granted in UAF pursuant to the license agreement will terminate and be cancelled.  If the repurchase right is not so exercised, then UAF will retain the license and will have the right to foreclose on the collateral under the security agreement and take immediate and exclusive possession and ownership of the Existing Prototype Machine.

Warrants Expiration Date Extension

On October 22, 2009, the Company extended the expiration date of all warrants to purchase shares of its Common Stock that were outstanding as of August 31, 2009 and were set to expire prior to March 31, 2010 to March 31, 2010.

Change of Chief Executive Officer and Chairman of the Board

On November 11, 2009, Peter A. Worthington resigned from the position of Chief Executive Officer of the Company as well as from its Board of Directors, including as Interim Chairman of the Board.

On November 11, 2009, the Board elected Mr. Brian Ettinger to the Board of Directors of the Company and appointed him as the Chairman of the Board, filling the vacancy created by the resignation of Mr. Worthington.  Compensation to be paid to Mr. Ettinger for services to be provided by him as a member of the Board and as Chairman of the Board has not yet been determined.

Mr. Ettinger, a consultant to the Company since 2008, currently serves as the CEO and General Counsel for Worldwide Strategic Partners, Inc. (“WSP”).  General Lincoln Jones III, a director of the Company, owns in excess of ten percent of WSP.  The Company currently has a consulting agreement in place with WSP.  Since January 1, 2008, in connection with consultant services provided by Mr. Ettinger to the Company, the Company issued to Mr. Ettinger the following securities: (i) on June 13, 2008, the Company issued 57,500 shares of its Common Stock to Mr. Ettinger as payment for consulting services rendered valued at $129,375; (ii) on October 1, 2008, the Company issued to Mr. Ettinger warrants to purchase 300,000 shares of its Common Stock in partial payment of consulting services to be performed, which warrants have an exercise price of $2.00, with 100,000 warrants vesting on each of June 10, 2009, January 10, 2010 and June 10, 2010; (iii) on October 31, 2008, the Company issued 150,000 shares of its Common Stock to Mr. Ettinger for consulting services rendered valued at $232,500; (iv) on April 1, 2009, the Company issued to Mr. Ettinger warrants to purchase 200,000 shares of its Common Stock in partial payment of consulting services to be performed, which warrants have an exercise price of $1.10 per share and expire on varying dates ranging from January 10, 2012 to June 10, 2012; and (v) on April 22, 2009, the Company issued 225,000 shares of its Common Stock to Mr. Ettinger for consulting services rendered valued at $254,250.

On November 11, 2009, the Board appointed Mr. Ken Kinsella to the position of Chief Executive Officer of the Company.  Compensation to be paid to Mr. Kinsella for services to be provided by him as Chief Executive Officer of the Company has not yet been determined.

Execution of Funding Term Sheet

On November 18, 2009, the Company and AGS Capital Group, LLC executed a Term Sheet providing for the purchase by AGS of up to $10,000,000 of the Company’s Common Stock over a 36 month period and the registration by the Company of the resale of such shares under the Securities Act of 1933, subject to execution of definitive documentation. There can be no assurance that such definitive documentation will in fact be executed nor that the Company will in fact obtain any or all of such funds.

Results Of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

(A)          REVENUES

We had $90,000 in revenues from operations for the three months ended September 30, 2009 and had no revenues for the three months ended September 30, 2008.  Revenue recorded for this three month period  was derived from a Joint Development Agreement executed as of April 23, 2009 (the “JDA”).  See “Joint Development Agreement” above for details.  Pursuant to the JDA, we received $300,000 on May 22, 2009 which was recorded as deferred revenue in the condensed consolidated balance sheet.  Revenue is recognized when services have been rendered.  As of September 30, 2009, $90,000 has been reclassified as revenue.  As of September 30, 2009, the balance of $210,000 remains on the condensed consolidated balance sheet.

Prior to September 2009, we had no revenues from operations since the closing of the acquisitions of the assets of Carbon Recovery Corporation in September 2006 and Mobilestream Oil, Inc. in December 2006. All revenues we received from operations prior to September 2006 were derived from lines of business unrelated to our current activities and in which we no longer have any ownership interest or other participation.

The Company has completed a prototype fixed frequency microwave reactor system, named “Patriot-1”, which it has used to demonstrate the decomposition of tires into diesel oil, combustible gas and carbon char.  During May 4-8, 2009 and June 8-11, 2009, the Company provided public demonstrations of the Patriot-1 to prospects, partners and dignitaries at our outside contract manufacturer’s facility (Ingersoll Production Systems) located in Rockford, Illinois.  Management believes that it will take the Company approximately twelve months to deliver a system from the time the Company receives an order. Management currently anticipates that each order will be accompanied by a deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

(B)   TOTAL OPERATING EXPENSES

Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were $5.591 million for the three months ended September 30, 2009 compared to $2.638 million for the three months ended September 30, 2008, an increase of $2.953 million or approximately 112%.

Changes in general and administrative expenses versus the prior three months period are the following:

The Company recorded expenses in 2008 for investment banking fees, investor relations, and professional fees broadly to include expenses incurred for ancillary activities and expenses for penalties and settlements related to professional services, investment banking and public relations activities. Total professional fees and investment banking fees and investor relations expenses were approximately $1.2 million for the three months ended September 30, 2009, compared to approximately $1.8 million for the three months ended September 30, 2008, a decrease of approximately $0.6 million.  This decline in professional fees and investment banking fees and investor relations expenses is primarily due to the reduction of stock issued for services in 2009.  The Company issued 125,000 shares of common stock for services performed or to be performed by non-employees, valued at approximately $112.5 thousand for the three months ended September 30, 2009 versus 1,856,000 shares of common stock for services performed or to be performed by non-employees, valued in the amount of approximately $2.0 million, of which $1.4 million was recorded as prepaid services which will be amortized over the service period agreement, for the three months ended September 30, 2008.  The value of services was determined based upon the stock market price at the date the stock was issued.  Other costs which are included as part of professional fees for the three months ended September 30, 2009 are legal fees of approximately $243 thousand and accounting fees of approximately $66 thousand, for a total of $309,000.  This represents an  increase of approximately $53,000 versus the same three month period in 2008 and is attributable mostly to the costs associated with the Company’s S-1 registration filings.

Other general and administrative expenses for the three months ended September 30, 2009 were approximately $3.7 million compared to approximately $0.4 million for the three months ended September 30, 2008, an increase of approximately $3.3 million.  The increase in other general expenses for three months ended September 30, 2009 was due primarily to a severance liability accrual relating to Mr. Eric Swain in the amount of approximately $3.1 million.  Salaries expense increase approximately $95 thousand for the three month period ended September 30, 2009 versus the same three month period in 2008.  Various all other expenses increased approximately $100 versus the same three month period in 2008.

Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R & D costs for three months ended September 30, 2009 and 2008 were approximately $439 thousand and $177 thousand, respectively.  The increase of approximately $262 thousand as compared to the same period in the prior year can be attributed to the following:  increase in salary expenses of approximately $59 thousand due to the addition of two employees,  increase in consulting expertise expense in amount of approximately $31 thousand and depreciation expense increased approximately $112 thousand mainly due to depreciation associated with the our prototype machine, “Patriot-1” which was put into service as of June 1, 2009 and an increase in lab supplies and other miscellaneous expenses of approximately $60 thousand .

(C)  OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains / (losses), change in fair value of derivative financial instruments and other income are included in other income (expense).  Total other income (expense) was $1.711 million for the three months ended September 30, 2009 compared to $2.327 million for the three months ended September 30, 2008, a decrease of $616 thousand due primarily to fair value change in derivative financial instruments.

Interest expense for the three months ended September 30, 2009 was $1.5 thousand compared to $5.0 thousand for the three months ended September 30, 2008, a decrease of $3.5 thousand.

Interest income for the three months ended September 30, 2009 and 2008 was approximately $1.7 thousand and $70.3 thousand, respectively. The decrease of approximately $68.6 thousand in interest income for the three months ended September 30, 2009 compared to the same period in 2008 is due to the shift of the investment portfolio into short-term interest bearing entrustments.   In April of 2008, $4,000,000 of surplus cash was invested in short-term investments.

Net realized loss on investments for the three months ended September 30, 2009 and 2008 was approximately $2.6 thousand and $42.0 thousand, respectively.  The decrease of approximately $39.4 thousand in net realized loss on investments is due to lower investment amounts for the three month period ended September 30, 2009 compared to the same period in 2008.

At September 30, 2009, the change in the fair value of derivative financial instruments resulted in income of approximately $1.7 million for the three months ended September 30, 2009 versus income of approximately  $2.3 million for same three month period in 2008, for a change of approximately $590 thousand..

(D)   NET LOSS

The net loss for the three months ended September 30, 2009 was approximately $3.790 million ($0.06 per share) compared to a net loss of approximately $311 thousand ($0.01 per share) for the three months  ended September 30, 2008, an increase in losses in the amount of approximately $3.479 million. The increase in net loss for the three month period ended September 30, 2009 is primarily attributed to one time charge of approximately $3.1 million for severance expense for Mr. Eric Swain and $261 thousand increase in research and development costs.  The Company reduced other expenses in most areas due to shortage of cash, by approximately $100 thousand.  In 2008, increases in expenses are attibutable to the significant increase of non-cash charges related to expenses for professional fees such as investor relations and public relations and investment banking fees services as payments were made by the issuance of common stock for such services rendered during the quarter.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

(E)   REVENUES

We had $90,000 in revenues from operations for the nine months ended September 30, 2009 and had no revenues for the nine months ended September 30, 2008.  Revenue recorded for this nine month period  was derived from JDA.  Pursuant to the JDA, we received $300,000 on May 22, 2009 which was recorded as deferred revenue in the condensed consolidated balance sheet.  Revenue is recognized when services have been rendered.  As of September 30, 2009, $90,000 has been reclassified as revenue.  As of September 30, 2009, the balance of $210,000 remains on the condensed consolidated balance sheet.

Prior to September 2009, we had no revenues from operations since the closing of the acquisitions of the assets of Carbon Recovery Corporation in September 2006 and Mobilestream Oil, Inc. in December 2006. All revenues we received from operations prior to September 2006 were derived from lines of business unrelated to our current activities and in which we no longer have any ownership interest or other participation.

(F)   TOTAL OPERATING EXPENSES

Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were approximately $11.507 million for the nine months ended September 30, 2009 compared to approximately $19.332 million for the nine months ended September 30, 2008, a decrease of approximately $7.825 million or approximately 40%.

Changes in general and administrative expenses versus the prior nine months period are the following:

The Company has recorded expenses in 2008 for investment banking fees, investor relations, and professional fees broadly to include expenses incurred for ancillary activities and expenses for penalties and settlements related to professional services, investment banking and public relations activities. Total professional fees and investment banking fees and investor relations expenses were approximately $3.1 million for the nine months ended September 30, 2009, compared to $15.5 million for the nine months ended September 30, 2008, a decrease of approximately $12.4 million.  This large decline in professional fees and investment fees and investor relations expenses is due to the reduction of stock issued for services in 2009.  The Company issued 949,000 shares of common stock for services performed or to be performed by non-employees, valued at approximately $1.1 million for the nine months ended September 30, 2009 versus 7,232,838 shares of common stock for services performed or to be performed by non-employees, valued in the amount of approximately $15.0 million, for the nine months ended September 30, 2008, a decrease of approximately $13.9 million, the Company also decreased cash spending in this area in the amount of approximately $445 thousand. The value of services was determined based upon the stock market price at the date the stock was issued.  Other costs which are included as part of professional fees for the nine months ended September 30, 2009 are legal fees of approximately $430 thousand and accounting fees of approximately $608 thousand, for a total of $1.0 million this represents an increase of approximately $380 thousand versus same nine month period in 2008.  The significant increase in accounting fees are due to the additional audit work needed to be performed by our auditors as a result the Company filing a form 8K 4.02 on April 2, 2009, concerning non-reliance on previously issued financial statements and additional legal costs associated with the Company’s S-1 registration filings.

Other general and administrative expenses for the nine months ended September 30, 2009 were approximately $6.2 million compared to approximately $2.6 million for the nine months ended September 30, 2008, an increase of approximately $3.6 million.  The increase in other general expenses for nine months ended September 30, 2009 was primarily due to the following: A severance liability accrual relating to Mr. Eric Swain in the amount of approximately $3.1 million.  Net salary expenses increased by $340 thousand for the nine month period ending September 30, 2009 to approximately $2.1 million.  Regular salary & wages expenses increased approximately $340 thousand due to the addition of four employees.  Offsetting regular salary increases were decline in stock bonus issued in 2008.  In 2008 the Company issued 342,000 shares of common stock valued at $770,000 to key senior executives, including former CEO Frank Pringle, which stock bonuses were cancelled and the stock returned in the third and fourth quarters of 2008.  Salary expense was also impacted in 2009 for increases for the amortization of stock options granted in 2008, to former CEO Eric Swain in the amount of approximately $1.0 million.   Meetings and promotion expense increased approximately $106 thousand for the promotion and demonstration of the prototype machine “Patriot-1” in May 2009. Travel and Entertainment increased in the amount of approximately $66 Thousand.  Health and corporate insurance expenses increased approximately $122 thousand.  Rent expenses increased approximately $67 thousand due to the new Company corporate headquarters, and various all other expense declined approximately $100 versus the same nine month period ending September 30, 2009.

Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R & D costs for nine months ended September 30, 2009 and 2008 were approximately $1.119 million and $612 thousand, respectively.  The increase of $507 thousand as compared to the same period in the prior year can be attributed to the following:  increase in salary expenses of approximately $340 thousand due to the addition of four employees, supplies used to perform research increased approximately $116 thousand, increase in consulting expertise in the amount of approximately $100 thousand, miscellaneous other expense increase approximately $60 thousand and depreciation expense increased approximately $192, thousand mainly due to depreciation associated with the our prototype machine, “Patriot-1” which was put into service as of June 1, 2009.   The increases in 2009 over 2008 expenses for the nine month period ended September 30, were partially offset by a reduction in costs of approximately $303,000 for the write-off of obsolete parts used to construct the prototype machine “Patriot-1” in 2008.

(G)  OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains / (losses), change in fair value of derivative financial instruments and other income are included in other income (expense).  Total other expense was $1.547 million for the nine months ended September 30, 2009 compared to other income of $9.910 million for the nine months ended June 30, 2008, a decrease of $8.363 million due primarily to fair value change in derivative financial instruments.

Interest expense for the nine months ended September 30, 2009 was approximately $9.1 thousand compared to $14.4 thousand for the nine months ended September 30, 2008, a decrease of approximately $5.3 thousand, as a result of loans nearing there maturity date.

Interest income for the nine months ended September 30, 2009 and 2008 was $115.7 thousand and $114.4 thousand respectively. The increase of $1.3 thousand in interest income for the nine months ended September 30, 2009 compared to the same period in 2008 is due to having short-term investments for six months in 2009 versus having  short-term investments for only five months in 2008.   In April of 2008, $4,000,000 of surplus cash was invested in short-term investments.

Net realized loss on investments for the nine months ended September 30, 2009 and 2008 was approximately $20.0 thousand and $43.2 thousand, respectively.  The decrease of approximately $23.2 thousand in net realized loss on investments is due to lower investment amounts for the nine months period September 30, 2009 compared to the same period in 2008.

At September 30, 2009 the change in the fair value of derivative financial instruments resulted in income of $1.461 million for the nine months ended September 30, 2009, versus income of $9.853 million for same nine month period in 2008, for a change of $8.392 million.

(H)   NET LOSS

The net loss for the nine months ended September 30, 2009 was approximately $9.870 million ($0.16 per share) compared to a net loss of approximately $9.422 million ($0.22 per share) for the nine months period ended September 30, 2008, an increase in losses in of approximately $448 thousand.  The Company’s losses are attributable to it having no significant revenue stream because it is still in the development stage.   The increase in net loss for the nine month period ended September 30, 2009 can be mainly attributed to a decrease in income associated with the change in the fair value of the Company’s derivative financial instruments in the amount of approximately $8.4 million and a one-time charge of approximately $3.1 million for severance expense for Mr. Eric Swain.  Company made significant reductions in operating expenses, approximately $7.8 million, detailed above due to of cash shortfall.  In 2008 increases in expenses can be attributed to the significant increase of non-cash charges related to expenses for professional fees such as investor relations and public relations and investment banking fees services as payments were made by the issuance of common stock for such services rendered during the quarter.

Operating Activities

Net cash used in operating activities was approximately $4.126 million for the nine months ended September 30, 2009 compared to $3.370 million for the nine months ended September 30, 2008, an increase of approximately $756 thousand or approximately 22%.

Investing Activities

Net cash provided by investing activities was approximately $2.282 million for the nine months period ended September 30, 2009 compared to use of cash in the amount of approximately $4.706 million for the nine months ended September 30, 2008, a change of approximately $6.988 million. The changes were due primarily to  (i) our receiving proceeds from our marketable securities in the amount of $2.780 million during the nine months ended September 30, 2009, (ii) our making purchases of materials for the construction of our prototype machine, Patriot-1, in the amount of approximately $422.9 thousand during the nine months ended September 30, 2009, and (iii) in April of 2008 $4,000,000 of surplus cash was invested in short-term investments.

Liquidity and Capital Resources

As of September 30, 2009, the Company had total current assets of $585 thousand and total current liabilities of $1.108 million, resulting in negative working capital of $524 thousand.  As of December 31, 2008, the Company had total current assets of $6.080 million and total current liabilities of $1.134 million, resulting in working capital of $4.946 million.  As a development stage company that began operations in 2002, the Company has incurred $39.640 million in cumulative total losses from inception through September 30, 2009.

Based on the Company’s current operating plan, total cash expenditures needed for twelve months following September 30, 2009 are expected to exceed the Company’s cash and cash equivalents and short-term investments, aggregating approximately $134 thousand as of September 30, 2009.  The Company’s assessment of its cash needs may be affected by changes in the assumptions relating to the Company’s technological and engineering requirements in the development of its products as well as payroll, staff and administrative related matters.  However, due to the fact that the Company incurred substantial net losses for the cumulative period from July 19, 2002 (inception) to September 30, 2009 and that it currently has no significant revenue stream to support itself, there is doubt about the Company’s ability to continue as a going concern.

The Company did not have any cash provided from financing activities for the nine month period ended September 30, 2009. The Company did not sell any stock for cash for the three month period and nine month period ending September 30, 2009, instead it used cash in the amount of $36 thousand for payment on loans.  The Company has been successful in the past in obtaining required cash resources by issuing stock to service the Company's operations.  For the nine months ended September 30, 2008, net cash provided by financing activities was approximately $11.105 million. This increase was primarily the result of the sale of common stock. During the nine months period ended September 30, 2008, the Company sold 11,550,950 shares of common stock for gross proceeds of approximately $12.1 million.

The Company has continued to issue stock or options or warrants to various vendors (non-employees) as payments for services rendered. In the nine months ended September 30, 2009, the Company issued 849,000 shares of common stock in payment of services valued at approximately $1.115 million, $60,800 of which was recorded as expense in the condensed consolidated statement of operations and comprehensive loss and $942,120 was recorded as prepaid expense, of which $290,800 has been expensed as of September 30, 2009.  The value of services was determined based upon the stock market price at the date the stock was issued.  For the nine months ended September 30, 2008, the Company issued 7,232,838 of common stock shares for services rendered valued at approximately $14.539 million.   The Company also issued 650,041 warrants with an average excise price of $1.30 for services rendered or to be performed for the nine months ended September 30, 2009.  An expense of approximately $227 thousand was recorded to the condensed consolidated statement of operations and comprehensive loss for the value of these warrants.   Warrants issued for services were valued using the Black-Scholes option-pricing model, with expected volatility ranging from 94% to 151%, risk-free interest rate ranging from .80% to 1.87% and an expected life of a half year to five years.

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

CAPITAL RESOURCES

(A)   LONG-TERM DEBT OBLIGATIONS

The Company entered in two loan agreements for the purchase of equipment in 2006.  The principal amount of a five-year loan entered into in January 2006 is $75,000 with an interest rate of 13.43% annually and a monthly payment of $1,723.  In October 2006 the Company entered into second loan with a principal amount of $73,817 at an interest rate of 8.71% annually.  The monthly payments on this loan are $2,396.  The total remaining loan payments, including interest payments, are $21,861 as of September 30, 2009 for the two loans.

(B)   CAPITAL LEASES

The Company leases certain phone and computer equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the condensed consolidated balance sheets as part of property and equipment.  The monthly lease payments are $1,293 per month until June 2011.  The total future minimum lease payments as of September 30, 2009 are approximately $19,173.

(C)   OPERATING LEASES

The Company leases office space and manufacturing space under three separate lease agreements that are classified as operating leases.  The Company leased office space in West Berlin, New Jersey for a monthly lease payment of $5,000 which expired on May 31, 2009.  Beginning in June 2009, the Company continued to lease space at the West Berlin location at a monthly lease payment rate of $1,600 per month expiring in June 2012.  The Company entered into a new lease for new corporate headquarters in Mount Laurel, New Jersey, which has a monthly lease payment of $6,567 and expires April 2014.  The Company also leases manufacturing space in Rockford, Illinois, which has a monthly lease payment of $2,703 and expires on April 30, 2010.  The total future minimum annual lease payments are approximately $429,000.

(D)   PURCHASE OBLIGATIONS

In June 2007, the Company entered into a purchase agreement with Ingersoll Production Systems of Rockford, Illinois to build a commercial prototype machine. The total purchase commitment is approximately $770,000.  The Company has currently paid approximately all of this commitment as of June 30, 2009 under this agreement.  This amount is reflected in the accompanying 2009 condensed consolidated balance sheet as part of the construction in progress component of property and equipment, and, to the extent of modifications to the prototype machine being made, in the accompanying 2009 condensed consolidated statement of operations as R & D expense.  In addition to the agreement with Ingersoll Production Systems, there are various other suppliers with which the Company has purchase commitments, which commitments total approximately $610,000, of which the Company has paid approximately all of these commitments through September 30, 2009.

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

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”).

Investments

Cash in excess of operating requirements is invested in marketable debt and equity securities, all of which are classified as available for sale, and are carried at their fair value.  The unrealized gains or losses of these investments, which are deemed to be temporary in nature are recorded as part of accumulated other comprehensive income (loss), and included in the consolidated statement of stockholders’ equity. Realized gains or losses and declines in value judged to be other-than-temporary on these investments are recognized as realized gains or losses in the condensed consolidated statements of operations and comprehensive loss.

Patents

Legal fees associated with patents which are expected to be issued are recorded as prepaid patent costs on the accompanying condensed consolidated balance sheets.  Upon approval by the relevant patent office, the prepaid patent costs will be reclassified to an intangible asset and amortized over the expected life of the patent.  The value of the patent(s) will be reviewed each year for possible impairment and expensed in the year it is determined that a write-down in the value of the patent is required.  Prepaid patent costs associated with patents which are not approved or abandoned are expensed in the period in which such patents are not approved or abandoned.

Research and Development Costs

Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s microwave Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   R & D costs are expensed when incurred.   The amounts charged to operations for the three months ended September 30, 2009 and 2008 were $438,710 and $177,172, respectively, for the nine months ended September 30, 2009 and 2008 were $1,119,069 and $612,165, respectively, and for the cumulative period July 19, 2002 (inception) to September 30, 2009, was $2,400,108.

Stock-Based Compensation

The total expense associated with stock-based employee compensation was approximately $180,000 for the three months ended September 30, 2009, $960,000 for the nine months ended September 30, 2009 and $2,000,000 for the period July 19, 2002 (inception) to September 30, 2009.  There was no expense associated with stock-based employee compensation for the three and nine month periods ended September 30, 2008.

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

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of September 30, 2009 and 2008 respectively, were as follows:

	As of September 30, 2009	As of September 30, 2008
Options	3,200,000	1,200,000

Warrants	22,075,836	21,894,749

Convertible preferred		2,500

Total	25,275,836	23,097,249

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of September 30, 2009 and 2008.

Derivative Financial Instruments

The Company’s derivative financial instruments include freestanding warrants and options to purchase the Company’s common stock.  Under certain circumstances that would require the Company to settle these instruments in cash, and without regard to probability, the Company classifies all of these instruments as liabilities.  The Company adjusts these financial instruments to fair value at each reporting date, with such adjustments reflected in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to provide reasonable assurance that information which is required to be disclosed in our reports filed pursuant to the Exchange Act is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of the Company’s management, we conducted an evaluation of our effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management concluded that our disclosure controls as of the end of the quarterly period ended September 30, 2009 were not effective due to the deficiencies described in our Management’s Report on Internal Control over Financial Reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have instituted and are continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures. The deficiencies will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. The Company’s management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This item is not applicable.

ITEM 1A.	RISK FACTORS

This item is not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10, 2009, the Company issued 125,000 shares of its Common Stock to Private Capital Group, Inc. for consulting services rendered valued at $112,500 in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

GLOBAL RESOURCE CORPORATION (Registrant)

Date: November 23, 2009	By:	/s/ Ken Kinsella
Name: Ken Kinsella Title: Chief Executive Officer

Date: November 23, 2009	By:	/s/ Jeffrey J. Andrews
Name: Jeffrey J. Andrews Title: Chief Financial Officer