Form 10-K
period 2009-12-31
Global Resource CORP
filed 2010-12-28
CIK 1128949

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-50944

GLOBAL RESOURCE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	84-1565820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9400 Globe Center Drive
Suite 101
Morrisville, NC 27560

(Address of principal executive offices)

(856) 767-5665

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2009 was approximately $36,957,211.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 27, 2010, there were 81,165,217 shares of common stock, par value $.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Global Resource Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Overview

Global Resource Corporation (“we”, “us”, “our”, or the "Company") was incorporated in the State of Nevada on June 17, 2002 under the name Mariner Health Care, Inc. On August 14, 2002, the Company filed Articles of Merger with the State of Nevada pursuant to which Email Mortgage.com, Inc., a New Jersey corporation, was merged with and into the Company. On July 28, 2002, the Company amended its articles of incorporation to change its name to Advanced Healthcare Technologies, Inc. On September 2, 2004, the Company amended its articles changing its name to Global Resource Corporation. The Company is a development stage company with a business plan that includes researching, developing and marketing the business of decomposing petroleum-based materials by subjecting them to a fixed-frequency microwave radiation (the “Technology”) at specifically selected frequencies for a time sufficient to at least partially decompose the materials, converting the materials into hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits and waste oil streams.

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

Currently, our efforts are directed principally to the design, manufacture of machinery and equipment as well as the licensing of the Technology.  Under the Company’s current strategy, the Company’s revenue is likely to be generated from the development and licensing of the Technology.

In October 2008, we completed a prototype fixed frequency microwave reactor system, named “Patriot-1,” at the Ingersoll Production Systems facility in Rockford, Illinois.  We have no manufacturing capability of our own. Accordingly, we entered into an agreement with Ingersoll Production Systems for research on and the manufacture of our machines, where the Patriot-1 was completed.  The prototype is being tested initially to apply our Technology to the decomposition of tires as waste and to retrieve commercially viable components therefrom in the form of carbon, liquid hydrocarbons and gas which can be converted to electricity. We use our prototype primarily to confirm and refine the principles that will be utilized in commercial scale operations of our Technology. We also use it to test various feedstocks, materials that can benefit from the application of our Technology, prior to releasing processes for production. The prototype will also be used on a limited basis with a goal to show customers that the process works as applied to a specific feedstock and is viable for commercialization.

The Company has completed multiple demonstrations of our commercial prototype machine during 2009 and 2010. The demonstrations included prospective customers from the United States and several foreign countries as well as partners and dignitaries and were held in our contract manufacturer’s facility (Ingersoll Production Systems) which at that time was in Rockford, Illinois. As of March 31, 2010, the Rockford facility was closed and the prototype has been moved to a new facility located in Morrisville, North Carolina. The demonstrations consisted of processing tire material on a continuous basis and collecting commercially viable byproducts in the form of diesel heating oil, combustible gas in the combined form of propane, butane, methane and other gases that can be used to generate electricity or be used as energy feedstock for other processes, and a high BTU carbon char.  The make-up of the byproducts was verified by independent certified laboratories including OILTEST Inc., Atlantic Analytical Laboratory, AKRON Rubber Development Laboratory, Inc. and Professional Analytical and Consulting Services, Inc. and the byproducts were valued based on oil and energy indexes as well as an independent commodity marketing company specializing in the sale of oils and char byproducts.

Prior to our acquisition of the assets and development stage business of Carbon Recovery Corporation (“Carbon Recovery” or “CRC”) on September 22, 2006, and the subsequent acquisition of the assets of Mobilestream Oil, Inc. on December 31, 2006, we had been a shell company since approximately December 15, 2005. With the acquisition of (i) the assets and (ii) the development stage business from Carbon Recovery, our business became that of Carbon Recovery. That business was, and continues to be: (i) the design, manufacture and sale of machinery and equipment units embodying the Technology; (ii) the ownership and operation of plants using the Technology, in conjunction with other investors; and (iii) formation of joint venture relationships with established companies with the goal of further exploiting the Technology.

One application of the process utilizes the Technology to decompose waste tires into their components of carbon black, scrap steel, and hydrocarbon liquid and gas. When the waste tires are processed, we recover carbon black which can be used in filtration as well as in the production of rubber products. The hydrocarbon liquid is not truly "oil". A tire is manufactured from hydrocarbons (60%), and rubber and steel (40% together). The hydrocarbons used to make a tire are "process oil". This process oil is a refined product, but with our technology it is broken into a gas which is then partially liquified. The precise composition of the resulting condensed liquid is not known but it has been tested and has a BTU content comparable to heating oil and we believe that it can be sold for fuel, though it may potentially require additional refining.

The tire decomposition process involves a series of steps including repeated break down of the materials into smaller components to fit the machine size and repeated exposure of the materials to the microwave process at temperatures and for time periods applicable to this kind of material.

We have begun generating revenue from a joint development agreement and are also currently conducting preliminary negotiations with prospective joint venture partners and have entered into an exclusive marketing agreement with one company for a designated geographic area outside the United States.  It will take us approximately twelve months to deliver a system from the time we receive an order.  It is our intention that each order be accompanied by a cash deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

There are other potential applications for our Technology covered by the pending patents. These include:

1.	Reduction of hydrocarbons in drilling cuttings to permit on-site disposal;
2.	Volatilization of heavy or slurry oil;
3.	Recovery of oil from oil shale and oil sands; and
4.	Medical applications.

Each potential application will require additional testing and refinement in the laboratory, creation and design of equipment that will use the Technology to recover hydrocarbons from these alternate sources, the construction of test units that are sufficiently large to determine whether the application works on a large scale and has commercial value, securing orders for the manufacture of machines designed to implement the process, and the manufacture, sale and distribution of such equipment. Currently, we do not have adequate funds available to take these steps for any of these alternate applications. Therefore, our ability to expand our business in any such direction will depend upon our success in finding joint venture or strategic alliance partners to underwrite these activities, or licensees with the resources to develop these applications while paying us royalties and similar fees and our ability to raise capital. There can be no assurance that we will succeed.

We do not intend to research nor represent to potential customers the commercial uses or revenues they may derive from the end-products generated using our Technology. Each potential customer will be expected to evaluate for itself whether the commercialization and disposition of the end products justifies the cost to purchase and install one of our machines.

We have begun our marketing efforts in various industry sectors. We have hired sales and marketing personnel. We have entered into an exclusive marketing agreement with one company for a defined geographic area outside the United States.  We intend to actively seek other marketing agreements with partners who have demonstrable economic and marketing contact resources.

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

As an additional, but not complete, alternative we may enter into strategic alliances, joint ventures and similar arrangements for the development, testing, construction, marketing and sale of our machines. In each such arrangement we will likely be required to share our revenues from sale of our products with the other party or parties to the arrangement. The methods, terms and amounts of these arrangements may vary greatly for each such transaction.

We are considered to be in the development stage.  We have devoted substantially all of our efforts to business planning and development, as well as allocating a substantial portion of our time and resources in bringing our product to the market and the raising of capital.

Our principal executive office is located at 9400 Globe Center Drive, Suite 101, Morrisville, NC 27560.  Our telephone number is (856) 767-5665 and our internet address is www.globalresourcecorp.com.  Trades in our common stock are reported on the Pink Sheets under the symbol “GBRC”.

Reserve Equity Financing

On November 24, 2009, we entered into a Reserve Equity Financing Agreement (the “REF Agreement”) with AGS Capital Group, LLC (“AGS”).  In connection and contemporaneous with the execution of the REF Agreement, the Company also entered into a Registration Rights Agreement with AGS (the “Registration Rights Agreement”).  Pursuant to the terms of the REF Agreement, the Company agreed to issue and sell to AGS, and AGS agreed to purchase from the Company, from time to time up to $10,000,000 worth of the Company’s Common Stock, subject to certain conditions and limitations.

Prior to the effectiveness of a registration statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement (the “Effective Date”), AGS will purchase from the Company shares of the Company’s Common Stock as mutually agreed upon by the Company and AGS at a purchase price equal to 91% of the dollar volume-weighted average price per share of the Company’s Common Stock (the “VWAP”) during the five consecutive trading days prior to each such purchase. To date AGS has not purchased any shares of Common Stock nor have we registered any shares of Common Stock for resale by AGS.

For a period of 36 months from the Effective Date, the Company may, from time to time and subject to certain conditions that are outside the control of AGS, draw down funds under the REF Agreement by issuing and selling shares of the Company’s Common Stock to AGS. The purchase price of those shares will be 91% of the VWAP during the five consecutive trading days after the Company delivers to AGS written notice requesting an advance of funds (an “Advance”) under the REF Agreement (the “Pricing Period”).  The amount of an Advance will automatically be reduced by 50% if on any day during the Pricing Period, the VWAP for that day does not meet or exceed 85% of the VWAP for the five trading days prior to the notice of Advance.  The aggregate maximum amount of Advances under the REF Agreement is (x) $10,000,000 less (y) amounts purchased by AGS from the Company prior to the Effective Date.  The Company’s ability to require AGS to purchase the Company’s Common Stock is subject to various limitations. Among other limitations, (i) the maximum amount of each Advance is 50% of the average daily trading volume for the ten days immediately preceding the notice of Advance, (ii) a minimum of five trading days must elapse between each notice of Advance and (iii) before AGS is obligated to buy any shares of the Company’s Common Stock pursuant to a notice of Advance, the Company must have filed with the SEC, and had declared effective, a Registration Statement with respect to the resale of the shares of common stock issued to AGS.

The REF Agreement obligates the Company to indemnify AGS, and AGS to indemnify the Company, for certain losses resulting from a misrepresentation or breach of any representation or warranty made by the Company or AGS, respectively, or for breach of any obligation of the Company or AGS, respectively.

Pursuant to the REF Agreement, (i) the Company is obligated to pay to AGS a due diligence fee of $10,000, of which $5,000 has already been paid and $5,000 will be paid upon the first Advance, (ii) on November 30, 2009, the Company issued 300,000 shares of its Common Stock to AGS, (iii) for any fund or entity that AGS directly or indirectly introduces to the Company who subsequently provides bridge financing or assists in providing bridge financing to the Company, the Company will deliver 500,000 shares of its Common Stock to AGS three days after signing the bridge financing agreement, (iv) in the event that the Company does not obtain bridge financing directly or indirectly through AGS, but AGS advances $2,500,000 through the REF Agreement, the Company will issue an additional 500,000 shares of Common Stock to AGS three days after having advanced an aggregate sum of $2,500,000 and (v) prior to the first Advance, the Company is to obtain lock-up agreements from each officer and director of the Company in the form annexed as Schedule 2.4 to the REF Agreement. These lock-up agreements have not been obtained as of the date of filing of this Report.

The Company may terminate the REF Agreement effective upon fifteen trading days’ prior written notice to AGS, provided that (i) there are no Advances outstanding and (ii) the Company has paid all amounts owed to AGS under the REF Agreement.  The obligation of AGS to make an Advance to the Company pursuant to the REF Agreement will terminate permanently if (i) there is any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty (50) trading days or (ii) the Company at any time fails materially to comply with certain covenants specified in the REF Agreement and that failure is not cured within thirty (30) days after receipt of written notice from AGS, subject to exception.

The shares of Common Stock that have been and may be issued to AGS under the REF Agreement will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).  Pursuant to the Registration Rights Agreement, the Company will file a registration statement covering the possible resale by AGS of the shares that the Company has issued and may issue to AGS under the REF Agreement (the “Registration Statement”). The Registration Statement will cover such shares of Common Stock that have been issued pursuant to the REF Agreement which (i) have not been sold pursuant to an exemption from registration provided by Rule 144 and (ii) which have not been transferred to a holder who may trade such shares without restriction and the Company for which the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend. The Company may file subsequent registration statements covering the resale of additional shares of Common Stock issuable pursuant to the REF Agreement.  As described above, the effectiveness of the Registration Statement is a condition precedent to the Company’s ability to sell Common Stock to AGS under the REF Agreement. There is no guarantee that we will be able to meet the conditions under the REF Agreement in order to draw down any portion of the amounts available under the REF Agreement.

History

The Company was originally incorporated in the State of Nevada on June 17, 2002 under the name Mariner Health Care, Inc. On August 14, 2002, the Company filed Articles of Merger with the State of Nevada pursuant to which Email Mortgage.com, Inc., a New Jersey corporation, was merged with and into the Company. On July 28, 2002, the Company amended its articles of incorporation to change its name to Advanced Healthcare Technologies, Inc. Under the name Advanced Healthcare Technologies, Inc., the Company owned and operated a subsidiary named "Advanced Hyperbaric Industries, Inc." ("Advanced Hyperbaric") which engaged in the manufacture and marketing of rigid extremity hyperbaric chambers and a sacral patch device, both of which utilized oxygen therapy for the treatment of open sores and wounds, including bedsores.

On December 4, 2003, the Company acquired a 100% interest in Nutratek LLC ("Nutratek") which was engaged in the research and development of nutritional dietary supplements, functional food products and natural sweeteners, which products were manufactured by non-related third parties. On March 31, 2004, as a consequence of the Nutratek acquisition, the Company spun off and sold the intellectual properties and oxygen therapy products and business of Advanced Hyperbaric in exchange for the assumption of Advanced Hyperbaric's liabilities. On June 30, 2004 the former President, Chief Executive Officer, Director and majority stockholder sold his interest in the Company to an unrelated third party. In connection with that sale and change in control, the Company's operating subsidiary, Nutratek was spun off to the selling majority stockholder and the purchaser determined to change the business of the Company to that of a business development company. On September 10, 2004, the Company changed its name to its current “Global Resource Corporation”.  On September 17, 2004, the Company filed a notice with the SEC electing to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended. The intent was to focus on acquiring interests in portfolio companies doing business in the energy sector.

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

The Company filed a notice withdrawing its BDC election on December 20, 2005, at which point the Company became a "development stage company" and a shell company until September 22, 2006 when it acquired the assets of Carbon Recovery Corporation in the Recapitalization Transaction described below.

Careful Sell

Careful Sell was a Delaware limited liability company formed and managed by Mr. Frank G. Pringle, our former Chairman, President and CEO.  Mr. Pringle and his spouse, a former director of the Company, owned all of the limited liability interests of Careful Sell.  Careful Sell was the owner of all rights to the inventions of Mr. Pringle.  In February 2005, prior to the Company’s acquisition of CRC’s assets described below under “Our Purchase of the Assets of Carbon Recovery Corporation”, CRC formalized a prior intended agreement with Careful Sell (the “February 2005 Agreement”).  The February 2005 Agreement transferred from Careful Sell to CRC the rights to commercialize such inventions and to operate and use the related processes and apparatus to make, sell, use and otherwise dispose of products which may be processed utilizing the inventions.  As consideration, CRC issued Careful Sell 37,500,000 shares of its common stock and agreed to pay Careful Sell royalty payments in perpetuity that varied with the use made of the intellectual property and the revenues received by CRC.  The February 2005 Agreement superseded a prior agreement not formalized between CRC and the managing members of Careful Sell in 2002.  In January 2006, Careful Sell merged into PSO Enterprises, Inc., a Delaware corporation, which in turn merged into Mobilestream Oil, Inc. during February 2006.  As a result, Mobilestream acquired the rights that had been those of Careful Sell under the 2005 Agreement and the royalties, if any, payable under the 2005 Agreement would be payable by CRC to Mobilestream. The 2005 Agreement was subsequently terminated as provided below.

 Our Purchase of the Assets of Carbon Recovery Corporation

On or about July 26, 2006, we entered into a plan and agreement of reorganization (the "CRC Acquisition Agreement") with Carbon Recovery Corporation, a New Jersey corporation formed on July 19, 2002 ("Carbon Recovery" or "CRC"), pursuant to which we agreed to purchase substantially all of the assets of, and assume certain specified liabilities of, Carbon Recovery, in exchange for the consideration described below.  The acquisition was completed on September 22, 2006 (the “CRC Acquisition Closing”).  At the time of the acquisition, Mobilestream Oil, Inc. ("Mobilestream") owned 37,500,000 shares of the common stock of CRC, which represented a controlling block of the issued and outstanding common stock of CRC. Frank G. Pringle served as the Chief Executive Officer and Chairman of the Board of Directors of both CRC and Mobilestream. Upon the CRC Acquisition Closing, Mr. Pringle became our President and Chief Executive Officer and Chairman of our Board of Directors.  He served as our President and Chief Executive Officer until August 13, 2008 and as the Chairman of our Board of Directors until November 12, 2008.  Prior to the CRC Acquisition Closing, Mr. Pringle had no affiliation with us or any of our affiliates.

At the CRC Acquisition Closing, we assumed certain specified liabilities of CRC, acquired substantially all of the assets of CRC and issued a total of 48,688,996 shares of our common stock (including (i) 37,500,000 shares issued to Mobilestream representing Mobilestream’s ownership of the identical number of shares of CRC common stock and (ii) 11,188,996 shares issued to CRC). The acquired assets of CRC included an exclusive license, carried at a zero dollar book value, from Mobilestream to utilize the patent pending application for the use of the Technology.  As part of the transaction, we also issued to CRC 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants (collectively, the "CRC Acquisition Warrants") to purchase shares of our common stock. In January of 2010, the expiration date of the CRC Acquisition Warrants, was extended from March 31, 2010 to December 31, 2010.

Our acquisition of CRC’s assets pursuant to the CRC Acquisition Agreement was accounted for as a reverse merger (recapitalization) with CRC being deemed the accounting acquirer for accounting purposes and the Company being deemed the legal acquirer.

The parties to the CRC Acquisition Agreement intended that the acquisition of the assets of Carbon Recovery be treated as a "C" reorganization under the Internal Revenue Code of 1986 as amended (the "IRC"). No Carbon Recovery stockholder was a party to the CRC Acquisition Agreement.

Upon the CRC Acquisition Closing, CRC’s sole assets were the shares and warrants we issued to CRC (the “CRC Acquisition Consideration”).  For federal income tax reasons and in order to avoid treatment as an inadvertent investment company under the Investment Company Act of 1940, CRC determined to liquidate and dissolve immediately upon the CRC Acquisition Closing and to deposit all its assets (consisting, at that point, solely of the CRC Acquisition Consideration) in a liquidating trust (the “CRC Liquidating Trust”) pursuant to a liquidating trust agreement (the "CRC Liquidating Trust Agreement") entered into with Olde Monmouth Stock Transfer Co., Inc. ("Olde Monmouth"), our transfer agent, and pursuant to which Olde Monmouth agreed to act as the liquidating trustee. Old Monmouth’s term as the trustee has since ended and Fox Law Offices P.C., currently serves as trustee (the "CRC Liquidating Trustee"). The beneficiaries of the CRC Liquidating Trust are the stockholders of CRC.  The CRC Acquisition Consideration must be held in the liquidating trust indefinitely until it can all be distributed to the beneficiaries of the CRC Liquidating Trust pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption therefrom.  In connection with the CRC Liquidating Trust Agreement, we agreed that we would file a registration statement for the resale of the shares of our common stock and warrants (and the shares underlying them) issued as part of the CRC Acquisition Consideration and for the resale of the shares underlying the CRC Acquisition Warrants.  In January of 2010, the expiration date of the Mobilstream Acquisition Warrants, was extended from March 31, 2010 to December 31, 2010. The shares and warrant are included for resale in the CRC/Mobilestream Registration Statement. A registration statement for the resale of such shares and warrants was filed with the SEC on February 12, 2008 and is currently pending (the “CRC/Mobilestream Registration Statement”).

To the Company’s knowledge, (i) Mr. Pringle is a beneficiary of the Carbon Recovery Liquidating Trust and is to receive 119,000 shares of our common stock when distributed by the CRC Liquidating Trust and (ii) Lois Augustine Pringle, the wife of Mr. Pringle, is a beneficiary of the Carbon Recovery Liquidating Trust and is to receive 1,520,171 shares of our common stock when distributed by the CRC Liquidating Trust.

In order to clarify, restate and memorialize the ownership and licensure of the intellectual property previously licensed to Carbon Recovery by Careful Sell (which, by the time of the CRC Acquisition Closing, had been merged into Mobilestream), contemporaneous with the CRC Acquisition Closing, Mobilestream, Mr. Pringle and his wife, Lois Augustine Pringle, executed a combined technology license agreement (the "Combined Technology License Agreement").  The Combined Technology License Agreement confirmed (i) Mobilestream as the sole owner of the licensed intellectual property, and (ii) the exclusive license of the intellectual property by Mobilestream to Carbon Recovery.  In the same agreement, Carbon Recovery assigned all of its interest in the intellectual property license to the Company and the Company agreed to pay to Mobilestream the royalty payments that CRC was previously obligated to pay to Mobilestream under the February 2005 Agreement.  The Company's royalty obligations under the Combined Technology License Agreement ended when the Company acquired substantially all of the assets of Mobilestream as described below under “Our Purchase of the Assets of Mobilestream Oil, Inc.”.

Our Purchase of the Assets of Mobilestream Oil, Inc.

On December 31, 2006, we acquired the assets of Mobilestream Oil, Inc., a Delaware corporation ("Mobilestream"), pursuant to a plan and agreement of reorganization dated November 28, 2006 (the "Mobilestream Acquisition Agreement") between the Company and Mobilestream. Mobilestream was a development stage company which owned the Technology, consisting of certain proprietary technology and related custom software for the use of microwaves to break down petroleum-based products, such as used tires, into their component parts, and capturing those components in usable form for resale.  At the closing of the purchase of Mobilestream’s assets (the “Mobilestream Acquisition Closing”), we (i) acquired all of the Technology and (ii) assumed Mobilestream’s liabilities, which were minimal.

The Mobilestream assets we acquired consisted of (i) the then three patents pending for the Technology carried at a book value of zero, (ii) approximately $1,678,000 of cash and (iii) approximately $149,000 of fixed assets.  Mobilestream also owned 37,500,000 shares of our own common stock (acquired in connection with our purchase of the assets of CRC) which were cancelled as part of the transaction.  Further, at the Mobilestream Acquisition Closing, the Combined Technology License Agreement was terminated by virtue of the merger of the interests of the licensor and the licensee thereunder.

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

At the Mobilestream Acquisition Closing, we issued (i) 11,145,225 shares of our Common Stock (the “Mobilestream Acquisition Common Stock”) to Mobilestream; (ii) 35,236,188 shares of our 2006 Series of Convertible Preferred Stock (or “Preferred Stock A”) to Frank G. Pringle, the sole holder of the 2006 Series of Mobilestream Preferred Stock; and (iii) 27,205,867 common stock purchase warrants (the "Mobilestream Acquisition Warrants”) to Mobilestream to purchase shares of our common stock on the basis of one Mobilestream Acquisition Warrant for each three shares of either Mobilestream common stock or preferred stock, exercisable at $4.75 per share for a period ending on December 31, 2007. Of these warrants, 23,500,000 of the Mobilestream Acquisition Warrants were issued directly to Frank G. Pringle and were subsequently cancelled on October 23, 2007.

As stated above, at the Mobilestream Acquisition Closing, we issued 35,236,188 shares of our Preferred Stock A to Frank G. Pringle, the sole holder of the 2006 Series of Mobilestream Preferred Stock.  At the time of issuance, each share of Preferred Stock A was entitled to two votes per share and each was convertible into two shares of our Common Stock.  In October 2007, the terms of conversion of our Preferred Stock A were changed from two shares of our Common Stock for each share of Preferred Stock A to half of one share of our Common Stock for each share of our Preferred Stock A.  On June 25, 2008, Mr. Pringle converted 1,791,064 shares of Preferred Stock A into 895,532 shares of our Common Stock.  On August 13, 2008, Mr. Pringle converted an additional 33,440,124 shares of Preferred Stock A into 16,720,062 shares of our Common Stock and sold 6,600,000 shares of our Common Stock back to the Company for $1,650,000.  The remaining 5,000 shares of Preferred Stock A, then held by a person related to Mr. Pringle, were converted into 2,500 shares of our Common Stock on January 6, 2009. As a result, no shares of Preferred Stock A remain outstanding.

Upon the Mobilestream Acquisition Closing, Mobilestream’s sole assets were the shares and warrants we issued to Mobilestream at and in connection with the Mobilestream Acquisition Closing (the “Mobilestream Acquisition Consideration”, excluding the 23,500,000 Mobilestream Acquisition Warrants issued directly to Frank Pringle which were subsequently cancelled and the Preferred Stock A which has since been converted into shares of our Common Stock).  For federal income tax reasons and in order to avoid treatment as an inadvertent investment company under the Investment Company Act of 1940, Mobilestream determined to liquidate and dissolve immediately upon the Mobilestream Acquisition Closing and to deposit all its assets (consisting, at that point, solely of the Mobilestream Acquisition Consideration) in a liquidating trust (the “Mobilestream Liquidating Trust”) pursuant to a liquidating trust agreement (the "Mobilestream Liquidating Trust Agreement") entered into with Olde Monmouth and pursuant to which Olde Monmouth agreed to act as the liquidating trustee (the "Mobilestream Liquidating Trustee").  The beneficiaries of the Mobilestream Liquidating Trust are the stockholders of Mobilestream.  The Mobilestream Acquisition Consideration must be held in the liquidating trust indefinitely until it can all be distributed to the beneficiaries of the Mobilestream Liquidating Trust pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption therefrom.  In connection with the Mobilestream Liquidating Trust Agreement, we agreed that we would file a registration statement for the resale of the shares of our common stock and warrants (and the shares underlying them) issued as part of the Mobilestream Acquisition Consideration.  In January of 2010, the expiration date of the Mobilstream Acquisition Warrants, was extended from March 31, 2010 to December 31, 2010. The shares and warrant are included for resale in the CRC/Mobilestream Registration Statement.

Principal Products and Services

The Company’s principal product is the Technology. The Technology has several potential applications including, but not limited to decomposing waste tires into their components to recover carbon black, which can be used in filtration as well as in the production of rubber products, and hydrocarbons, known as “process oil”, which is broken into a gas and the partially liquefied for use as heating oil and possibly fuel after additional refining. The Company is currently principally focused on the design, manufacture and sale of machinery and equipment to be used for the purpose of exploiting the Technology, as well as licensing of the Technology.

Other potential applications for the Technology include, (i) the reduction of hydrocarbons in drilling cutting to permit on-site disposal; (ii) voltilalization of heavy or slurry oil (iii) recovery of oil from oil shale and oil sands and (iv) certain medical applications. Each potential application will require additional testing and refinement as well as the creation and design of equipment that will use the Technology to recover hydrocarbons from the alternate sources. The Company currently does not have the funds available to seek any of these alternate applications. Therefore, the Company seeks to find joint venture or strategic alliance partners with the resources to develop and/or underwrite the activities or licensing arrangements pursuant to which we may receive royalty payments or similar fees.

 In October 2008, the Company completed a prototype machine, the “Patriot-1” which is being tested to apply the Technology to the decomposition of tires as waste to retrieve commercially viable components therefrom in the form of carbon, liquid hydrocarbons and gas to be converted to electricity. The Company is currently working on the Patriot 2 TM Tire-to-Fuel Oil Recycling System (“Patriot 2”), our next generation prototype containing additional features and improved efficiency.

 Customers; Suppliers

As of December 31, 2009, the Company had one customer, Universal Alternative Fuels, Inc. (“UAF”). On October 14, 2009, the Company entered into a License Agreement with UAF, as amended by Amendment No. 1 to the License Agreement dated October 14, 2009 (the “UAF License Agreement”). Pursuant to the terms of the UAF License Agreement, the Company granted UAF an exclusive world-wide, royalty free license for the application of the Technology in recovering commercially usable energy, energy producing material and by products from oil shale and coal (the “Licensed Field of Use”), including, (i) the right to sublicense in the Licensed Field of Use; (ii) to practice the method or process required for the Licensed Field of Use and covered by the Company’s patents or the Technology (the “Licensed Process”) as a service to others or for UAF itself; (iii) to make, have made and use in the practice of the Licensed Process and to sell, offer to sell, lease, distribute, export and import licensed products in the country or countries in which the patent are effective and (iv) to use the Company’s trademarks. UAF was required to pay a one time license fee equal to $750,000 (the “License Fee”) upon the execution and delivery of the UAF License Agreement and receive restricted shares aggregating to 20% of the issued and outstanding shares of common stock of UAF (the “Equity Interest”) of UAF on the date of issuance.

 In connection with the UAF License Agreement, UAF issued a purchase order, dated October 14, 2009, for an initial machine capable of processing one ton per hour of oil shale (the “Purchase Order”) to the Company. The purchase price for the initial machine is based on a formula related to the Company’s cost to manufacture the initial machine and will not exceed $3.5 million.  Payment of the purchase price is as follows: (i) UAF was required to pay $500,000 to the Company six months from the date of the Purchase Order (ii) and $500,000 nine months from the date of the Purchase Order, (iii) a deemed deposit by UAF of $843,000 was credited against the purchase price on the date of the Purchase Order, and (iv) the balance of the purchase price will be paid upon completion of the initial machine, demonstration and acceptance by UAF.  As of the date of this filing, UAF has not paid the initial $500,000 payment due in April of 2010, nor has it paid the second $500,000 payment due in July of 2010.

The Purchase Order was subject to a 180 day “wait and see” period from the date of the Purchase Order upon which UAF had the right to terminate the Purchase Order only if the Company has not raised at least $3,400,000 in additional equity capital (which shall include debt, if convertible into Common Stock of the Company) within 150 days from the date of the UAF License Agreement. If UAF had exercised its right to terminate the Purchase Order, the Company had a ten day period in which it could repurchase the license granted to UAF and retain the existing prototype machine for an aggregate of $1,700,000 (the “Repurchase Price”) which included the return of the $750,000 license fee and reimbursement to UAF of the $843,000 in costs incurred in connection with the License Agreement to be paid within twenty days from the end of the ten day period.

Prior to the date of this filing, the Company received from UAF a notice of termination (the "Termination Notice") of the License Agreement and Purchase Order and a notice of foreclosure ("Foreclosure Notice") in connection with the Security Agreement.  The Company believes that, for a number of reasons, pursuant to the terms of the License Agreement and all related agreements, the Termination Notice and Foreclosure Notice are invalid. On July 26, 2010, the Company issued a notice of default ("Default Notice") to UAF as a result of UAF's failure to issue the Equity Interests and make the required Purchase Price payments pursuant to the terms of the License Agreement and Purchase Order.  UAF has 60 days from the date of the Default Notice to cure such breach.  If UAF has not cured the breach within the 60 day time frame the Default Notice serves as notice of termination by the Company of the License Agreement and Purchase Order. Upon such termination UAF's lien pursuant to the Security Agreement would terminate. The 60 day time frame has elapsed as of September 26, 2010 thereby terminating the License Agreement and Purchase Order. On October 20, 2010, UAF sent to the Company a Notice of Disposition of Collateral notifying the Company that certain of it patent applications and other items as identified in the Security Agreement would be offered for sale at a public auction on November 4, 2010.  On December 16, 2010 UAF issued a press release announcing a change in the date of the public auction to December 22, 2010. Representatives of the Company attended the auction held by UAF at which UAF auctioned certain of the Company’s assets to itself.  Additionally, on November 4, 2010 the Company received a copy of a written consent executed by the board of directors of UAF authorizing the issuance of the Equity Interest together with an unsigned copy of a stock certificate in the Company’s name for an aggregate of 40 shares of the common stock of UAF. There are no assurances as to the outcome of this dispute.

 Manufacturing Outsourcing

We do not have our own factory site nor the equipment, personnel or funds required to manufacture the machines designed to implement applications of our pending patents technology. Accordingly, our strategy is to enter into manufacturing agreements with companies that have the physical sites, manpower and financial strength to manufacture our equipment to our specifications.

In October 2008, we completed a prototype fixed frequency microwave reactor system, named “Patriot-1”, at the Ingersoll Production Systems facility. The prototype has been used to demonstrate the applicability of our microwave technology to the decomposition of tires as waste and to retrieve commercially viable components therefrom in the form of carbon, liquid hydrocarbons and combustible gas which can be converted to electricity.

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

On April 23, 2009, Global Heavy Oil Corporation, a wholly-owned subsidiary of the Company, entered into a Joint Development Agreement with Schlumberger Technology Corporation and Schlumberger Holdings Limited (the “Joint Development Agreement”).  The parties to the Joint Development Agreement agreed to use reasonable efforts to collaborate in order to develop surface upgrading products and services in heavy oil oilfield operations (the “Products and Services”).  Surface upgrading are processes and technologies using microwaves to increase the gravity of heavy oil above the surface of the Earth. Heavy oil is petroleum with an American Petroleum Institute gravity of 22.3 degrees or less.  Pursuant to the Joint Development Agreement, we agreed not to engage in the research, development, manufacturing, marketing or exploitation of Products and Services during its term and for two years thereafter, except pursuant to the Joint Development Agreement.

Pursuant to the Joint Development Agreement, Schlumberger agreed to pay $300,000 within thirty days of its execution and another $300,000 on its first anniversary.  These moneys are non-refundable.  The first $300,000 was received on May 22, 2009. The Company received the second payment of $300,000 on March 4, 2010. The Company earned $180,000 in revenues for the year ended December 31, 2009. As of December 31, 2009, a balance of $120,000 remains in the deferred revenue account on the consolidated balance sheet.

Pursuant to the terms of the Joint Development Agreement, each party to it granted to the other an exclusive, worldwide, royalty-free license to use its intellectual property applicable to surface upgrading in heavy oil oilfield operations during the term of the Joint Development Agreement.

The collaboration between the parties to the Joint Development Agreement is to be implemented in three distinct phases, with the first phase to be completed within a maximum of three years from the date of the Joint Development Agreement.  If a phase’s objectives are not satisfied within the allotted timeframe, the collaboration under the Joint Development Agreement would terminate.

Marketing and Distribution Arrangements

We have begun our marketing efforts in various industry sectors. As of the date of this filing, we have one full time sales employee. In the future we may expand the number of our sales and marketing personnel and possibly partly outsource these activities to third parties. We have entered into an exclusive marketing agreement with C6 Engineering Pty LTD (“C6 Engineering”) pursuant to which the C6 Engineering has exclusive rights to market to, procure orders from, and/or sell supply and distribute products embodying the Technology to certain territories located in China, Russia, the former USSR, the Middle East,, Sri Lanka, Malaysia and India. The exclusive rights granted to C6 Engineering are subject to the sale of a minimum of ten products a year. If C6 Engineering fails to sell a minimum of 10 products a year, the rights will become non-exclusive, however, C6 Engineering will continue to have exclusive rights to sell products to its existing customers. We intend to actively seek other marketing agreements with partners who have demonstrable economic and marketing contact resources. We do not know what terms or conditions may be required if the Company enters into any marketing agreements or arrangements in the future. The description of the marketing agreement herein is intended to be a summary only and is qualified in its entirety by the terms of the marketing agreement annexed hereto as Exhibit 10.14, and incorporated herein by this reference.

Intellectual Property

Patents

The Company has developed microwave technology and machinery for a range of processing applications for such materials as shale deposits and tar sands, in addition to waste tires, heavy oil, coal, municipal solids wastes (MSW), drill cuttings and muds. We currently have one patent issued and three utility patent applications pending in the United States Patent and Trademark Office (the "PTO") and approximately ten corresponding utility patent applications pending in international patent offices in commercially relevant countries. In August 2009, the Company received a Notice of Allowance for its first application (Serial No 11/610,823) from the PTO.  A Notice of Allowance is issued if one or more of the claims of an application are allowed and precedes the formal patent issuance. On December 8, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,629,427 to the Company.  This issue is for the technology that is the core of the Company's Patriot 2TM Tire-to-Fuel Oil Recycling System, in addition to other potential future applications.  The Patriot 2TM is our next generation prototype containing additional features and improved efficiency.

 The Company’s patent and patent applications cover its proprietary microwave technology for recovering hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits, and waste oil streams.  The process uses specific frequencies of microwave radiation to extract oils and alternative petroleum products from a variety of these unconventional hydrocarbon sources. Our patent applications also cover certain medical applications of our Technology. We rely on a combination of trade secrets, non-disclosure and other contractual agreements and technical measures to protect our rights in our Technology. We maintain confidentiality agreements with our officers, directors, employees, consultants, and subcontractors, as well as collaborative partners, to maintain the proprietary nature of our Technology. We believe that our Technology is not subject to any infringement actions based upon the patents of any third parties.

The Company has the following patent applications pending:

Docket Number	Country	Application Number	Application Date	First Listed Inventor	Title
GBRC-0004	United States	11/610823	12/14/2006	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0007	United States	11/610962	12/14/2006	PRINGLE FRANK G.	USE OF MICROWAVE ENERGY FOR THERMOTHERAPY
GBRC-0018	Canada	2633091	12/14/2006	PRINGLE FRANK C.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0019	European Patent Convention	6845600.3	12/14/2006	PRINGLE FRANK C.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0020	Norway	20082798	12/14/2006	PRINGLE FRANK C.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0021	Mexico	08/07748	12/14/2006	PRINGLE FRANK C.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0022	Australia	2006335213	12/14/2006	PRINGLE FRANK C.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0023	Brazil	PI0620706-5	12/14/2006	PRINGLE FRANK C.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0024	United States	12/138905	6/13/2008	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0026	Australia	2006325835	12/14/2006	PRINGLE FRANK G.	DEVICE PRODUCING AND USE OF MICROWAVE ENERGY FOR THERMOTHERAPY
GBRC-0027	Canada	2633228	12/14/2006	PRINGLE FRANK G.	DEVICE PRODUCING AND USE OF MICROWAVE ENERGY FOR THERMOTHERAPY
GBRC-0028	European Patent Convention	6845727.4	12/14/2006	PRINGLE FRANK G.	USE OF MICROWAVE ENERGY FOR THERMOTHERAPY
GBRC-0029	Argentina	P080102579	6/17/2008	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0030	Venezuela	2008-001185	6/16/2008	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0037	Patent Cooperation Treaty	PCT/US2009/058951	9/30/2009	HEDMAN LENNART	MICROWAVE-BASED CONVEYING DEVICES AND PROCESSING OF CARBONACEOUS MATERIALS
GBRC-0039	United States	12/570323	9/30/2009	HEDMAN LENNART	MICROWAVE-BASED CONVEYING DEVICES AND PROCESSING OF CARBONACEOUS MATERIALS
GBRC-0040	United States	12/577341	10/12/2009	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0041	United States	12/616311	11/11/2009	PRINGLE FRANK G.	MICROWAVE PROCESSING OF CARBON-BASED COMPOSITIONS
GBRC-0042	United States	12/577337	10/12/2009	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0043	United States	12/577330	10/12/2009	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0044	United States	12/572715	10/2/2009	PRINGLE FRANK G.	MICROWAVE PROCESSING OF OIL SHALE AND COAL
GBRC-0045	Brazil	PI0811683-0	6/13/2008	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0046	Canada	N/A	6/13/2008	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0047	Mexico	09/13719	6/13/2008	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0048	Australia	2008266015	6/13/2008	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS
GBRC-0049	European Patent Convention	8770976.2	6/13/2008	PRINGLE FRANK G.	MICROWAVE-BASED RECOVERY OF HYDROCARBONS AND FOSSIL FUELS

License Agreement

Pursuant to the terms of the UAF License Agreement, the Company granted UAF an exclusive world-wide, royalty free license, with the right to sub-license and effective for an unlimited time, to use and exploit the Company’s intellectual property and technological know-how for the microwave processing of oil shale and coal. UAF agreed to purchase exclusively from the Company all machines to be manufactured for UAF (or its sub-licensees) under the license agreement, subject to the Company’s ability to manufacture such machines.  UAF was required to pay a one time license fee equal to $750,000 (the “License Fee”) upon the execution and delivery of the UAF License Agreement and the Company would receive restricted shares aggregating to 20% of the issued and outstanding shares of common stock of UAF (the “Equity Interest”) on the date of issuance. In connection with the UAF License Agreement, (i) the Company entered into a Security Agreement with UAF, dated October 14, 2009 and (ii) UAF issued the Purchase Order.

The Security Agreement grants UAF first priority security interests in (i) the Company’s existing prototype machine currently located in Morrisville, North Carolina (the “Existing Prototype Machine”) and (ii) the Company’s patent rights, technology and trademarks as applied to the oil shale and coal fields of use, as security for an aggregate amount of $1.7 million, including but not limited to the (i) $843,000 credited towards the purchase price of the initial machine as describe in the UAF License Agreement, (ii) the License Fee and (iii) all other obligations of the Company to UAF under the Security Agreement and the UAF License Agreement.  The security interests granted pursuant to the Security Agreement will terminate and be released upon acceptance by UAF of the initial machine described in the Purchase Order or payment by the Company of the Repurchase Price.

Prior to the date of this filing, the Company received from UAF a notice of termination (the "Termination Notice") of the License Agreement and Purchase Order and a notice of foreclosure ("Foreclosure Notice") in connection with the Security Agreement.  The Company believes that, for a number of reasons, pursuant to the terms of the License Agreement and all related agreements, the Termination Notice and Foreclosure Notice are invalid. On July 26, 2010, the Company issued a notice of default ("Default Notice") to UAF as a result of UAF's failure to issue the Equity Interests and make the required Purchase Price payments pursuant to the terms of the License Agreement and Purchase Order.  UAF has 60 days from the date of the Default Notice to cure such breach.  If UAF has not cured the breach within the 60 day time frame the Default Notice serves as notice of termination by the Company of the License Agreement and Purchase Order. Upon such termination UAF's lien pursuant to the Security Agreement would terminate. The 60 day time frame has elapsed as of September 26, 2010 thereby terminating the License Agreement and Purchase Order. On October 20, 2010, UAF sent to the Company a Notice of Disposition of Collateral notifying the Company that certain of it patent applications and other items as identified in the Security Agreement would be offered for sale at a public auction on November 4, 2010. On December 14, 2010, UAF issued a press release announcing a change in the date of the public action to December 22, 2010. Representatives of the Company attended the auction held by UAF at which UAF auctioned certain of the Company’s assets to itself. Additionally, on November 4, 2010 the Company received a copy of a written consent executed by the board of directors of UAF authorizing the issuance of the Equity Interest together with an unsigned copy of a stock certificate in the Company’s name for an aggregate of 40 shares of the common stock of UAF. There are no assurances as to the outcome of this dispute.

 Trademarks

We do not currently have any trademark or service mark protection other than that available at common-law, if any. We intend to file appropriate applications for protection upon receipt of funds allocated to that purpose.

Regulatory Issues

At this time, there is no direct federal or state certification or regulatory requirements for our products, except for the requirement that all our equipment conform to regulations for microwave devices. We are not aware of any pending federal or state legislation which would introduce regulatory requirements that would negatively impact or impede the manufacture, sale and distribution of our equipment in the United States or elsewhere.

There will be federal, state and local environmental, health and hazardous substance regulations that will apply at each location at which one of our machines is installed. It is not possible to discuss the variety of these regulations in detail; however, we believe that the design of our equipment for the decomposition of hydrocarbons for the applications in which they are currently being marketed—namely waste tires—will protect the environment from any harmful releases or waste products.

Wholly apart from any regulatory requirements, we will maintain product liability insurance for our products as a condition of our ability to market them. Our purchase agreements will require our customers to maintain adequate amounts of product liability insurance naming us as an additional insured.

Competition

The Company competes in the waste tire business. Its competitors either shred tires to be used as mulch, filler in asphalt or similar materials, burn tires as fuel to generate electricity or other low value products. As of 2003, about 290 million tires are discarded in the U.S. every year (roughly one per person). Nearly 45% of these scrap tires (130 million) are used as "tire derived fuel" (TDF), which often involves burning the (usually shredded) tires alongside conventional fuels like coal (usually no more than 10-25% TDF is used when co-firing with coal). At the end of 2003, 89 U.S. facilities burned TDF on a regular basis, about half of which (43) are cement kilns with the rest being pulp/paper mills (17), coal-fired power plants (13), and other industrial boilers or waste incinerators (15). Civil engineering projects using 56 million tires, ground rubber turned into molded rubber products using 18 million tires, ground rubber turned into rubber-modified asphalt using 12 million tires, exported items using 9 million tires, cut/stamped/punched products using 6.5 million tires, and agricultural and miscellaneous uses using 3 million tires. Currently, only two dedicated tire incinerators are currently operating in the U.S. Currently, a giant (800 ton/day) tire incinerator is planned for Erie, PA. The number of facilities burning TDF is increasing. More cement kilns are beginning to use TDF and electric arc furnaces (EAFs) are starting to burn tires. 1

Tire manufacturers, TDF producers (tire shredders) and TDF users (burners) and government agencies promote burning TDF as a solution to the dire problem of waste tires. However, tire incineration under any circumstance creates pollution that makes the air dangerous to breathe.

The Company expects its higher value outputs and efficiency of its process will enable it to effectively compete for waste tires by having a more efficient business model which may allow it to absorb higher raw material costs if need be. Of the approximately 290 million waste tires produced in the U.S. nearly two thirds are shredded then resold by four companies Liberty Tire, Larkin Tires, Emanuel Tires, and Casing Inc.

The Company’s competitive advantage in this market is its ability to decompose the tire and produce by-products such as liquid hydrocarbons, and carbon products in an efficient and environmentally safe way. The Company’s process is not a way of disposing of tires but rather a way of reclaiming the raw materials used in their production.

There are various organizations using heat derived pyrolysis (thermal pyrolysis) for the production of oil. There are various organizations developing microwave pyrolysis at conventional domestic microwave frequency’s. To our knowledge, we are the only organization using microwave pyrolysis at the frequency required to produce valuable outputs such as carbon black. Although traditional thermal peralysis can produce oil and gases from used tires, carbon black is the most valuable and profitable output component of this process.

1.	"U.S. Scrap Tire Markets 2005," Rubber Manufacturers Association, Nov 2006. https://www.rma.org/getfile.cfm?ID=894&type=publication

Research and Development

Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology. R & D costs for the twelve months ended December 31, 2009 and 2008 were $1,607,395 and $871,622, respectively.  The increase in research and development costs for the fiscal year ended December 31, 2009 as compared to the 2008 fiscal year can be attributed to an increase in salary expenses attributed to five full time R&D employees, an increase in the use of outside consultants, depreciation expenses attributed to the depreciation of the prototype machine, Patriot-1, which is depreciated over a three year period beginning in the first quarter of the 2009 fiscal year and in increase in lab supplies.

Number of Employees

As of December 31, 2009 and as of the date of the filing of this report, we have a total of 14 full-time employees and 13 full-time employees, respectively. We have no part-time employees. The Company also retains independent contractors to fulfill certain functions.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company leases office space and manufacturing space under several separate lease agreements that are classified as operating leases.  The Company has four separate lease agreements. The Company leased lab and office space in New Jersey under a lease agreement that commenced June 1, 2006, the monthly lease payments were $5,000 per month and the lease expired on May 31, 2009. The Company entered into a new lease on May 12, 2009 to rent only a portion of the current space, for monthly lease payments equal to approximately $1,700 per month to expire on May 31, 2012. In March of 2010, the Company terminated this lease, as a result of opening a new research and development lab facility in North Carolina. On March 25, 2010, the Company entered into a five year lease agreement for a lab facility and new corporate office headquarters in Morrisville, North Carolina. Lease payments begin at $13,613 per month and the lease expires in March of 2015. As a result of the termination of the Company’s lease for its research and development lab in Berlin, New Jersey, the Company was assessed a judgment of approximately $47,000 for the remaining balance of the three year lease. On June 16, 2010, the Company entered into a Settlement Agreement and Mutual Release (“Bloom Settlement Agreement”) in connection with the judgment. The terms of the Bloom Settlement Agreement provide that the Company would pay an aggregate of $24,500 to be paid in installments pursuant to the terms of the Bloom Settlement Agreement.

The Company also leased manufacturing space in Rockford, Illinois under a lease agreement that commenced May 1, 2008 and expired on April 30, 2010, the monthly lease payments are $2,703 per month and the lease expired on April 30, 2010. In October 2008, the Company entered into a new lease for new corporate headquarters office space in New Jersey and a deposit of $47,500 was made in October 2008. The Company moved into the 5,124 square feet of office space in March 2009. The lease is for five years with monthly payments beginning at $6,567 per month and the lease expires in April of 2014. The Company entered into a new lease for lab and office space in North Carolina in March 2010. The lease is for five years with monthly payments beginning at $13,613 per month and the lease expires March 2015. With all leases, the Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

Rent expenses for the years ended December 31, 2009 and 2008, and for the cumulative period July 19, 2002 (inception) to December 31, 2009 were approximately $151,000, $85,000 and $399,000, respectively.

We believe that our leased facilities are suitable and adequate for our operational requirements as currently contemplated.

Item 3. Legal Proceedings.

In April 2010, Mr. Jeff Kimberly, the Company’s former President, filed a lawsuit in the Superior Court of New Jersey in Burlington County against the Company, Brian Ettinger and Ken Kinsella, the Company’s former Chairman of the Board and Chief Executive Officer, respectively, for wrongful termination of his employment contract. Mr. Kimberly is asking for the remaining salary in the amount of approximately $225,000, and stock options to purchase up to 1,500,000 shares of the company’s Common Stock, allegedly owned to him under his employment contract dated September 23, 2008. As of the date of the filing of this report, the Company is in settlement negotiations with Mr. Kimberly.

Except as otherwise described herein, there are presently no other material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded over the counter on the Pink Sheets since April 2007. The trading symbol for our common stock is "GBRC."  Prior to April 2007 our common stock traded on the OTC Bulletin Board.  In April 2007 our common stock was delisted from the OTC Bulletin Board for failure to satisfy applicable maintenance criteria. The following table sets forth quarterly high and low sales prices for the common stock for the periods presented as reported by the OTC Bulletin Board and, since April 2007, the Pink Sheets.  We consider our stock to be "thinly-traded" and any reported sales prices may not be a true market based valuation of the stock.

	High	Low
4th Quarter 2009, ended 12/31/09	$1.20	$0.50
3rd Quarter 2009, ended 9/30/09	$1.35	$0.77
2nd Quarter 2008, ended 6/30/09	$2.00	$0.90
1st Quarter 2009, ended 3/31/09	$1.41	$0.80
4th Quarter 2008, ended 12/31/08	$2.25	$0.99
3rd Quarter 2008, ended 9/30/08	$2.43	$0.73
2nd Quarter 2008, ended 6/30/08	$4.38	$1.76
1st Quarter 2008, ended 3/31/08	$3.65	$1.46

On December 21, 2010, the last sale price of our common stock as reported by the Pink Sheets was $0.21 per share.

Holders

The number of record holders of our Common Stock, as of December 21, 2010, was approximately 330 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

Dividend Policy

The Company has not paid any cash dividends since inception and we do not anticipate or contemplate paying cash dividends on our Common Stock in the foreseeable future.  It is our present intention to utilize all available funds for the development of our business.

On March 11, 2010, the board of directors of the Company declared a dividend, payable to stockholders of record on March 11, 2010 (the “Record Date”) and for all shares of Common Stock issued after the Record Date, of one right (the “Rights”) per each share of the Company’s outstanding Common Stock, to purchase 1/1,000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company at a price of $100.00 per share (such amount may be adjusted from time to time, in accordance with the terms and conditions of that certain Rights Agreement, dated March 11, 2010 (the “Rights Agreement”) by and between the Company and Olde Monmouth Stock Transfer Co., Inc. as Rights Agent). The Rights Agreement was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2010 and is incorporated herein by reference.

The Rights are not exercisable until the earlier of the following dates (each a “Distribution Date”):

(a)          such date the Company learns that a person or group (including any affiliates or associate of such person or group) has acquired, or obtained the right to acquire, beneficial ownership (as defined in the Rights Agreement) of more than 20% of the outstanding Common Stock of the Company (or, in the case of any person with beneficial ownership of more than 20% at the time the Rights Agreement is entered into, any additional Common Stock is acquired by such person (except upon exercise of certain stock options or vesting of restricted shares) (any person or group specified in the foregoing bullet point, an “Acquiring Person”); and

(b)          such date, if any, as may be designated by the Board following the commencement of, or first public disclosure of an intention to commence, a tender or exchange offer for outstanding Common Stock which could result in a person or group becoming the beneficial owner of more than 20% of the outstanding Common Stock of the Company.

The Rights will expire on March 11, 2013 (the “Expiration Date”), unless earlier redeemed or cancelled by the Company.

The Rights are redeemable by the Board at a redemption price of $0.00001 per Right (the “Redemption Price”) any time prior to the earlier of (i) the Distribution Date and (ii) the Expiration Date.  Immediately upon the action of the Board ordering the redemption of the Rights, and without any further action and without any notice, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

As of the date of filing, no Rights have been exercised or become exercisable.

Recent Sales of Unregistered Securities

Set forth below is information, as of December 31, 2009, regarding the numbers of shares of capital stock, options, warrants and convertible debt sold by the Company during the year ended December 31, 2009 and which were not previously reported in a Quarterly report on Form 10-Q or in a Current Report on Form 8-K, without registration under the Securities Act of 1933, as amended (the “Securities Act”), as well as the consideration received by the Company for such shares, options, warrants and convertible debt.

Sales of Common Stock and Warrants

On October 5, 2009, the Company issued 450,000 shares of its Common Stock to Eric Swain in compliance with the terms of the Settlement Agreement and Release entered into between the Company and Mr. Swain on October 2, 2009. The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

On November 30, 2009, the Company issued 300,000 shares of its Common Stock to AGS Capital Group, LLC, valued at $240,000, pursuant to the terms of the REF Agreement entered into between the Company and AGS Capital Group, LLC on November 24, 2009. The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

On December 16, 2009, the Company issued and sold 250,000 shares of its Common Stock to Patrick Doherty for $125,830. The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

Securities Issued For Services Provided

The Company issued the following shares of stock for the provision of services pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

Common Stock

Name	Shares Issued	Date of Issuance	Service Provided	Value
Woody Fuel Consultants	250,000	November 20, 2009	Consulting	$227,500
Corporate Results, Inc.	250,000	November 25, 2009	Consulting	$217,500
Private Capital Group, Inc.	500,000	December 16, 2009	Consulting	$290,000
Brian Ettinger	150,000	December 17, 2009	Board of Director	$87,000
Kim O’Brien	200,000	December 17, 2009	Board of Director	$116,000
Jonathan Simon	200,000	December 17, 2009	Board of Director	$116,000
Westerman Ball Ederer Miller & Sharfstein, LLP	200,000	December 17, 2009	Legal	$124,000
Brian Ettinger	250,000	December 18, 2009	Consulting	$145,000
Gunnadoo Consulting LLC	100,000	December 21, 2009	Consulting	$58,000

Warrants to Purchase Common Stock

The Company issued the following warrants for the provision of services pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

Name	Number of Warrants Issued	Date of Issuance	Value	Exercise Price	Expiration Date
Woody Fuel Consultants	100,000	November 20, 2009	$54,650	$0.85 per share	November 20, 2011
Corporate Results, Inc.	100,000	November 23, 2009	$52,750	$0.85 per share	November 23, 2011
Peter A. Worthington	200,000	December 15, 2009	$80,000	$0.40 per share	April 7, 2013

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by us or any affiliated purchasers during the fourth quarter of the year ended December 31, 2009.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Since the acquisitions of the assets of CRC and Mobilestream in 2006, our business became, and continues to be: (i) the design, manufacture and sale of machinery and equipment units, embodying the Technology for decomposing petroleum-based materials by subjecting them to microwave radiation at specifically selected frequencies for a time sufficient to at least partially decompose the materials and focused on specific applications; (ii) the ownership and operation of plants to use the Technology in conjunction with other investors and (iii) the formation of joint-venture and licensing relationships with established companies for exploitation of the Technology.Currently, our efforts are directed principally to the design, manufacture and sale of machinery and equipment. Under the Company’s current strategy, the Company’s revenue is likely to be generated from the development, licensing or sale of our proprietary Technology and/or design, manufacture and sale of machinery and equipment units.  For machinery and equipment, sales revenue will be recognized when the machinery and equipment is shipped, installed and operating successfully at the destination site.  For licensing agreements, revenue is recognized when services have been rendered per the terms of the licensing agreements.

In October 2008, we completed our first commercial prototype machine that uses our Technology for decomposing tires, the Patriot-1. The Company will continue to test and refine the features of the prototype for use with tires and other "feedstocks", i.e. materials that would be amenable to the Company's Technology. The Company intends to work with prospective customers to create systems for the manipulation of large amounts of tires to be processed through a machine.

We have no manufacturing capability of our own. We have completed a prototype machine, Patriot-1 and this prototype machine is being tested initially to apply our microwave Technology to the decomposition of tires as waste and to retrieve commercially viable components there from in the form of carbon, liquid hydrocarbons which can be converted to electricity, and gas. We will use our prototype primarily to confirm and refine the principles that will be utilized in commercial scale operations of our Technology. We also will use it to test various feedstocks, materials that can benefit from the application of our Technology, prior to releasing processes for production. The prototype will also be used on a limited basis to show customers that the process works as applied to a specific feedstock and is viable for commercialization.

We do not intend to research nor represent to potential customers the commercial uses or revenues they may derive from the end-products generated using our Technology. Each potential customer will be expected to evaluate for itself whether the commercialization and disposition of the end products justifies the cost to purchase and install one of our machines.

Results Of Operations

Results of Operations for the Years Ended December 31, 2009 compared to December 31, 2008

(A)              REVENUES

The Company earned $180,000 in revenues from operations for the year ended December 31, 2009 and had no revenues for the year ended December 31, 2008.  Revenue recorded for the 2009 fiscal year was derived from a Joint Development Agreement executed as of April 23, 2009 (the “JDA”).  See “Joint Development Agreement” above for details.  Pursuant to the JDA, we received $300,000 on May 22, 2009 which was recorded as deferred revenue in the condensed consolidated balance sheet.  Revenue is recognized when services have been rendered.  As of December 31, 2009, a balance of $120,000 remains in the deferred revenue account on the consolidated balance sheet.

Prior to September 2009, we had no revenues from operations since the closing of the acquisitions of the assets of Carbon Recovery Corporation in September 2006 and Mobilestream Oil, Inc. in December 2006.

(B)   TOTAL OPERATING EXPENSES

Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were $14,146,611 for the twelve months ended December 31, 2009 compared to $24,132,280 for the twelve months ended December 31, 2008, a decrease of approximately $9,985,669 or approximately 41%.

Changes in General and Administrative Expenses versus the prior year were the following:

For the fiscal year ended December 31, 2009 our general and administrative expenses decline approximately $10.7 million dollars for a total of approximately $12,539,000, as compared to approximately $23,261,000 for the fiscal year ended December 31, 2008. This significant reduction was primarily due to a reduction in our investment banking fees, investor relations and professional fees associated with the raise of capital. The Company has recorded expenses for investment banking fees, investor relations, and professional fees broadly to include expenses incurred for ancillary activities and expenses for penalties and settlements related to professional services, investment banking and public relations activities. Total professional fees and investment banking fees and investor relations expenses were approximately $16.3 million dollars for the twelve months ended December 31, 2008 compared to approximately $700,000 for the twelve months ended December 31, 2009, a decrease of approximately $15.6 million dollars.  The Company issued 7,014,849 shares of common stock for services performed or to be performed by non-employees, valued in the amount of $13.7 million dollars, mainly for investment banking fees, investor relations and professional fees in the fiscal year 2008. The Company issued minimal shares in the fiscal year 2009 which is the primary reason for the decline of approximately $15.6 million in investment banking fees, investor relations and professional fees for the twelve months ended December 31, 2009. The value of services was determined based upon the stock market price at the date the stock was issued.  Other changes in professional fees were as follows: a decrease in legal fees of approximately $275,000, to approximately $563,000 for the twelve months ended December 31, 2009 versus $838,000 in 2008.  Accounting fees increased from approximately $273,000 for fiscal year 2008 to approximately $661,000 in fiscal year 2009, an increase of approximately $388,000.  The significant increase in accounting fees are due to the additional audit work needed to be performed by our auditors as a result of the Company filing a Current Report on Form 8-K on April 2, 2009, concerning non-reliance on previously issued financial statements.

Other general and administrative (“other G&A”) expenses were approximately $6,303,000 for the twelve months ended December 31, 2009 compared to $5,854,000 for the twelve months ended December 31, 2008, an increase of approximately $449,000 or 7.7% increase.  The increase in other G&A expenses for fiscal year ended December 31, 2009 was due to the following:  (a) The total salary & wages related expenses increased approximately $347,000, and direct salary expenses increased approximately $260,000 because of addition of employees, including the new Company CEO,  (b) Severance expenses increased approximately $748,000 for the fiscal year 2009, to approximately $2.5 million dollars versus severance expenses in the amount of approximately $1.2 million dollars for the agreement that was reached with former CEO, Frank Pringle and an expense of $1.2 million dollars was recorded in 2008; (c) an expense of $560,000 was recorded in 2008 for indemnification costs due to the potential expense of reimbursing Eric Swain, the Company’s new CEO, for expenses related to Mr. Swain’s early termination of his employment with his prior employer, Morgan Stanley;  (d) travel and entertainment was approximately $278,000 for the fiscal year ended December 31, 2009, as compared to approximately $192,000 for the fiscal year ended December 31, 2008, an increase of approximately $86,000, mainly due to increased travel to the production facility in Rockford, Illinois; (e)  payment to members of the board of directors in the form of stock warrants began in 2008 and for the twelve months ended December 31, 2009, the Company recorded expenses in the amount of approximately $81,000, for compensation to Board of directs as compared to approximately $113,000 for the twelve months ending December 31, 2008 and  (f)  rent costs increased approximately $90,000 for the twelve months ending December 31, 2009 as compared to the same period in 2008,  mainly due to an the new corporate headquarters in Mount Laurel, New Jersey.

Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R & D costs for the twelve months ended December 31, 2009 and 2008 were $1,607,395 and $871,622, respectively.  The increase of $735,773 as compared to prior fiscal year can be attributed to the following: Salary expenses increased approximately $479,000 for the full year impact of five full time R&D employees, the use of outside consultants increased approximately $155,000 versus the prior year, depreciation expense increased approximately $308,000, mainly for the depreciation of the prototype machine, Patriot-1, which is being depreciation over a three year period beginning in first quart 2009, and lab supplies increased approximately $147,000 which were offset by a $350,000 decline in machine parts write-off taken in the fiscal year 2008.

(C) OPERATING LOSS

Operating loss for the year ended December 31, 2009 was $13,966,611 compared to $24,132,280 for the year ended December 31, 2009. The decrease in operating loss for the year ended December 31, 2009 of $10,165,669 was mostly attributable to the decrease in general and administrative expenses as described above in paragraph (B) offset by the increase in research and development expenses as well as the revenue from the Joint Development Agreement. The operating loss from July 19, 2002 (inception) to the year ended December 31, 2009 was $55,450,021 which was mostly attributable from the general and administrative expenses with virtually no offsetting revenue for this period.

 (D)  OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains / (losses), change in fair value of derivative financial instruments and other income are included in Other Income (Expense).  Total other income was $1,674,507 for the twelve months ended December 31, 2009 compared to other income of $8,636,931 for the twelve months ended December 31, 2008, the decrease of $6,962,424 is primarily due to the fair value change in the derivative financial instruments.

Interest expense for the twelve months ended December 31, 2009 was $13,806 compared to $17,981 for the twelve months ended December 31, 2008, a decrease of $4,175.  The 2009 lower interest expense is the result of certain Company loans nearing maturity.

Interest income for the twelve months ending December 31, 2009 and 2008 was $116,506 and $185,025, respectively. The twelve months’ decrease of $68,519 or 37% in interest income is attributed to the Company having to use its surplus of cash for operation in fiscal year 2009. In fiscal year ended December 31,2008 the Company had a surplus of cash as a result of sales of common stock to investors. In April of 2008, $4,000,000 of surplus cash was invested in short term investments.  Due to the decline in the stock market in the fourth quarter of 2008 the Company reclassified $837,850 on unrealized losses on its investments in preferred stock to realized losses, as the impairment was deemed to be other than temporary at December 31, 2008.  The Company liquidated all short-term investments and recognized realized losses associated with these transactions in the amount of $20,027 for the twelve months ended December 31, 2009.

At December 31, 2009 the change in the fair value of derivative financial instruments resulted in income of $1,591,834 in 2008 versus income of $9,358,836 in 2008, for a change of $7,767,002.

Other expenses for the twelve months ending December 31, 2009 and 2008 were $0.0 and $7,181 respectively.

(E)   NET LOSS

The net loss for the twelve months ended December 31, 2009 was $12,292,104 ($0.19 per share) compared to $15,495,349 ($0.33 per share) for the twelve months ended December 31, 2008, a change of $3,203,245.  The Company continues to incur loses losses are attributable to very little revenue stream, and the Company is still in development stage.  The Company’s expenses have increased significantly as a result of non-cash charges related to expenses for investment banking, investor relations and public relations services as payments were made by the issuance of common stock for such services rendered during the fiscal year ended December 31, 2008. As a development stage company that began operations in 2002, the Company has incurred $42,062,378 in cumulative total net losses from inception through December 31, 2009.

OPERATING ACTIVITIES

Net cash used in operating activities was approximately $4,867,000 for the twelve months ended December 31, 2009 compared to approximately $5,175,000 for the twelve months ended December 31, 2008, a decrease of approximately $308,000. This $4.9 million and $5.2 million use of cash is a result of operating expenses incurred for the fiscal years ended December 31, 2009 and 2008, respectively. As a development stage company that began operations in 2002, the Company has used net cash in operating activities of approximately $17,411,366 from inception through December 31, 2009.

INVESTING ACTIVITIES

Net cash provided by investing activities was $2,059,648 for the twelve months ended December 31, 2009 and net cash used in investing activities was $4,691,496 for the twelve months ended December 31, 2008. Cash provided by investing activities for fiscal year 2009 was mainly the proceeds from the sales of the Company’s short-term investments. For the fiscal year 2008 the cash used for investing activities was (a) the purchases of marketable securities in amounts of $4 million dollars and (b) purchases of materials in the amount of approximately $930,000 for construction of our prototype machine.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, the Company had total current assets of $617,870 and total current liabilities of $2,194,832, resulting in negative working capital of $1,576,962. At December 31, 2009, the Company's current assets consisted of $40,620 in cash and $577,250 in prepaid services. As a development stage company that began operations in 2002, the Company has incurred $42,062,378 in cumulative total net losses from inception through December 31, 2009.

As of December 31, 2009, the Company had only $40,620 in cash and cash equivalents.  The Company projects total cash expenditures needed for the next twelve months ending December 31, 2010 of approximately $3.5 million (operating expenses of approximately $3.2 million and capital expenditures of approximately $0.3 million).  The Company has taken extreme measures in reducing operating expenses, particularly payroll expenditures by reducing salaries and by cutting staff to bare minimum.  Our actual operations will be affected by reduction in our payroll and staff related matters. These reductions will impact our timetables for experimentation and testing trials.  Technological or engineering difficulties are being solved by use of outside consultants. Due to the fact that the Company incurred substantial net losses for the cumulative period from July 19, 2002 (inception) to December 31, 2009 and that it currently has only a small revenue stream to support itself, there is doubt about the Company’s ability to continue as a going concern.

The Company has been successful in obtaining the required cash resources by issuing stock to service some of the Company's operations through the twelve months ended December 31, 2009 and 2008.  Net cash provided by financing activities was $834,115 for the year ended December 31, 2009 compared to net cash provided by financing activities of $11,099,837 for the year ended December 31, 2008, a reduction change of $10,265,722. This decline was primarily the result of the decline in the sales of common stock. During the twelve months ended December 31, 2008, the Company sold 13,195,925 shares of common stock for gross proceeds of $12,892,731 as compared to only 250,000 shares of common stock for gross proceeds of $125,830 for the twelve months ended December 31, 2009. Subsequent to the year ended December 31, 2009, between January 1, 2010 and June 15, 2010 the Company has sold 2,170,297 shares of its common stock for $722,535 in cash.

In addition to the sale of common stock also between January 1, 2010 and June 15, 2010 the Company has received approximately $1.2 million dollars in cash in exchange for numerous convertible promissory notes payable. These convertible promissory notes payable can be converted into our Series A Preferred Stock at a conversion prices of approximately $0.24 per share, the notes have a maturity date of May 31, 2011, none of the promissory notes have be converted to preferred stock as of the issuance of these Consolidated financial Statements, 2010.

The Company has continued to issue stock or options or warrants to various vendors (non-employees) as payments for services rendered. For the twelve months ended December 31, 2009, the Company issued 2,449,000 shares of common stock in payment of services valued at $2,286,050. In the twelve months ended December 31, 2008, the Company issued 7,714,849 shares of common stock in payment of services valued at $15,590,215, including 650,000 common stock shares granted to an investor as part of a non-compliance clause in the contract with that investor.  The grant of common stock was recorded as expense to the consolidated statement of operations and comprehensive loss in the amount of $1,358,500.  Warrants issued for services were valued using the Black-Scholes option-pricing model, with expected volatility ranging from 115% to 168%, risk-free interest rate ranging from .78% to 2.89% and expect life a half year to five years.   For the fiscal year ended December 31, 2008, the Company also granted 9,537,782 warrants with an average excise price of $2.00 in conjunction with the sale of common stock in a private placement.  Since these warrants were part of the purchase agreement they had no impact on the Company’s profit or loss.

For the twelve months ended December 31, 2009, the Company granted 3,000,000 common stock options to the Chief Executive Officer for services to be provided, and the Company recorded an expense of approximately $71,600 in the fiscal year ended December 31, 2009 to the consolidated statement of operation and comprehensive loss. Such options were cancelled in November of 2010. For the twelve months ended December 31, 2008, the Company authorized the grant of 8,950,000 common stock options to employees for services to be rendered or to be performed.

In September 2008, pursuant to a Summary of Terms of Proposed Employment Agreement with Eric Swain, the Company’s new CEO, and as part of a series of employment term sheets, the Company authorized the grant of a total of 8,500,000 stock options to four key executives.  5,000,000 of those stock options were granted to the Company’s new CEO, Eric Swain.  The other 3,500,000 stock options were granted to three other officers of the Company and were subject to stockholder approval of an amendment to the Company’s stock option plan increasing the number of authorized shares available for issuance under the plan.  All of these options have an exercise price of $1.18.  1,000,000 of Mr. Swain’s options vested immediately and the balance will vest in equal annual installments of 1,000,000 options on September 23, 2009 and on each anniversary thereafter for the three years thereafter.  Of the combined 3,500,000 options granted to the three other executives, one-fifth of those options will vest immediately upon approval of the amendment of the Company’s stock option plan and the remainder will vest one-fifth on September 23, 2009 and an additional one-fifth on each anniversary thereafter for the next three years, provided that the executives are employed by the Company at each vesting date. As of December 31, 2008, total unrecognized compensation cost related to unvested stock options for the CEO’s options is approximately $4,160,000, which is to be recognized over the expected term of five years. The assumptions used in the Black-Scholes option-pricing model used to determine the fair value of the options are: a dividend yield of 0%; an expected volatility rate of 123.5%; a risk-free interest rate of 2.93%; and an expected life of approximately six years. Expected forfeitures were estimated to be 0%.  No compensation expense was recorded for the 3,500,000 options awaiting stockholders approval during the year ended December 31, 2008 because options under an arrangement that is subject to stockholder approval are not deemed to be granted until that approval is obtained unless approval is essentially a formality which the Company has deemed not to be the case. No expense was recorded as of December 31, 2009 for options awaiting stockholders approval since they are not deemed to be granted until that approval is obtained unless approval is essentially a formality which the Company has deemed not to be the case.  For Mr. Swain’s options still to be delivered, the liability was revalued to its fair value at December 31, 2009 and the compensation expense was reduced by $568,000 in the financial statements. The expenses recorded were valued using the present value of expected future outflows. Subsequent to year end December 31, 2009 the Swain Severance Agreement was amended on January 26, 2010, the remaining 1.2 million shares of its registered common stock to be issued on future dates in 2010 and 2011 was replaced by issuing Mr. Swain 1.4 million shares of its restricted common stock subject to SEC rule 144 on January 27, 2010.

On February 9, 2010, the company agreed to exchange the 1,000,000 shares of the Company’s Common Stock previously granted to Mr. Jeffrey Andrews, (former CFO) exercisable at $1.18 per share, of which the option to purchase 400,000 shares had already vested, subject to stockholder approval of an amendment to the plan pursuant to which they were issued, was replaced with a Warrant to purchase 1,000,000 shares of the Company’s Common Stock at $1.18 per share, of which 400,000 is immediately exercisable and the remainder of which is exercisable on January 31, 2011, except that the Warrant will become immediately exercisable in full in the event that the Company terminates the Consulting Services Agreement at any time or Mr. Andrews terminates the Consulting Services Agreement after six months.  The Warrant expires on January 31, 2013.

On April 27, 2009, with the retirement of Mr. Wayne Koehl, 600,000 of his options still waiting stockholders’ approval were cancelled. Of the combined 2,900,000 options granted to Mr. Koehl and the two other executives, one-fifth of these options will vest immediately upon approval of the amendment of the Company’s stock option plan, and the remainder are scheduled to vest one-fifth on September 23, 2009, and an additional one-fifth on each anniversary thereafter, for the next three years, provided that the executives are employed by the Company at each vesting date, or the options are subject to the terms of a retirement or severance agreement. On February 4, 2010 the Company entered into an agreement to exchange previously granted employee stock options which were subject to shareholders approval for Company warrants. Mr. Koehl was issued 400,000 warrants with an exercise price of $1.18 per share in exchange for the 400,000 options, these warrants are exercisable immediately and have an expiration date of December 31, 2018.

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

CAPITAL RESOURCES

(A)   LONG-TERM DEBT OBLIGATIONS

The Company entered in two loan agreements for the purchase of equipment.  The principal amount of a five year loan entered into in January 2006 is $75,000 with an interest rate of 13.43% annually and a monthly payment of $1,723.  In October 2006 the Company entered into second loan with a principal amount of $73,817 at an interest rate of 8.71% annually and was fully paid as of December 31, 2009.  The total remaining loan payments including interest is approximately $19,000.

(B)   CAPITAL LEASES

The Company leases certain phone and computer equipment under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the balance sheets as part of property and equipment. The monthly lease payments are $1,293 per month, until June 2011.  The total future minimum lease payments are $19,408.

(C)   OPERATING LEASES

The Company has four separate lease agreements. The Company leases two separate facilities in New Jersey. (i) The lab and office space in New Jersey under a lease agreement that commenced June 1, 2006, the monthly lease payments were $5,000 per month and the lease expired on May 31, 2009. The Company entered into a new lease on May 12, 2009 to rent only a portion of the current space, the monthly lease payments are approximately $1,700 per month and the lease expires on May 31, 2012. (ii) The Company also leases manufacturing space in Rockford, Illinois under a lease agreement that commenced May 1, 2008, the monthly lease payments are $2,703 per month and the lease expires on April 30, 2010. (iii)In October 2008, the Company entered into a new lease for new corporate headquarters office space in New Jersey, and a deposit of $47,500 was made in October 2008. The Company moved into the 5,124 square feet of office space in March 2009. The lease is for five years with monthly payments beginning at $6,567 per month and the lease expires April 2014. (iv) The Company entered into a new lease for lab and office space in North Carolina in March 2010. The lease is for five years with monthly payments beginning at $13,613 per month and the lease expires March 2015. With all leases, the Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities. In March of 2010, as a result of the new North Carolina new lab facility, the Company terminated the lease for the current R&D lab in Berlin, New Jersey, the Company was assessed a judgment of approximately $47,000 for the remaining balance of the three year lease and the Company is currently in settlement negotiation with lease holder

Rent expense for the years ended December 31, 2009 and 2008, and for the cumulative period July 19, 2002 (inception) to December 31, 2009 was approximately $151,000, $85,000 and $399,000, respectively. The total future minimum annual lease payments are approximately $1,278,000.

(D)   PURCHASE OBLIGATIONS

In June 2007, the Company entered into a purchase agreement with Ingersoll Production Systems of Rockford, Illinois to build a commercial prototype machine. The total purchase commitment was originally approximately $770,000.  The Company has paid approximately $1,200,000 as of December 31, 2009 under this agreement.  This amount is reflected in the accompanying 2008 consolidated balance sheet as part of the construction in progress component of property and equipment, and, to the extent of modifications to the prototype machine being made, in the accompanying 2008 consolidated statement of operations as R & D expense.  In addition to the agreement with Ingersoll Production Systems, there are various other suppliers with which the Company has purchase commitments, all commitments related to the prototype machine have been accrued and expense as of the fiscal year ended December 31, 2009.

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

Development Stage Company

The Company is considered to be in the development stage as defined the Financial Accounting Standards Board (“FASB”) in accordance with Accounting Standards Codification (“ASC”), 915-205-45 "Accounting and Reporting by Development Stage Enterprises"

 Short-term Investments

 Cash in excess of operating requirements is invested in marketable debt and equity securities, all of which are classified as available for sale, and are carried at their fair value.  The unrealized gains or losses of these investments, which are deemed to be temporary in nature are recorded as part of accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity. Realized gains or loss and declines in value judged to be other-than-temporary on these investments are recognized as realized gains or losses in the consolidated statements of operations and comprehensive loss.  As of December 31, 2008, the Company has reclassified a significant amount of unrealized losses from the consolidated statement of stockholders’ equity to the consolidated statement of operations and comprehensive loss as realized losses due to the probability that the Company may not get any new significant inflows of cash, and for the year ended December 31, 2009, will have liquidated all of the short term investments and recognized realized losses associated with these transaction.

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

Research and Development Costs

The Company complies with the accounting and reporting requirements of SFAS No. 2, “Accounting for Research and Development Costs (as amended)”.  Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s microwave technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   R & D costs are expensed when incurred. The amounts charged to operations for the years ended December 31, 2009 and 2008, and for the cumulative period July 19, 2002 (inception) to December 31, 2009 were $1,607,395, $871,622 and $2,888,434, respectively.

 Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB ASC No. 718, “Share-Based Payment,” requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to the Company’s consolidated financial statements. The compensation cost associated with these awards is recorded as an expense within the same functional expense category as cash compensation for the respective grantee. No tax benefit has been recognized with respect to this expense.

The valuation of employee stock options and warrants is an inherently subjective process since market values are generally not available for long-term, non-transferable employee stock options and warrants. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

	the stock option or warrant exercise price,

	the expected term of the option or warrant,

	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,

	the expected volatility of our common stock,

	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future),

	the risk free interest rate for the expected option or warrant term, and

	the expected forfeiture rate

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. Our estimate of the expected term for options and warrants awarded in the year ended December 31, 2009 was between six-months and five years and was derived based on the weighted average of the sum of the vesting term and the original contract term at the date of issuance. In estimating its stock price volatility, the Company analyzed its historic volatility for a period equal to the expected term of its stock options and warrants awarded for the year ended December 31, 2008, by reference to actual stock prices during this period and calculated an estimated volatility between 117% to 159%.  The Company believes that each of these estimates, including both expected term and volatility, is reasonable in light of the data it has analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time. The specific valuation assumptions noted above were applied to stock options and warrants that the Company granted subsequent to its adoption of ASC No. 718. The Company expects that share-based compensation expense will continue to have a material impact on its financial results for all subsequent fiscal years.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company’s stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants was not material under APB No. 25. The Company applied the disclosure provisions under ASC No. 718, “Accounting for Stock-Based Compensation” and related interpretations as if the fair value had been applied in measuring compensation expense.

The effect on the Company’s net loss as if the Company had applied the fair value recognition provisions of ASC No. 718 to stock-based compensation during the cumulative period July 19, 2002 (inception) to December 31, 2009 was not material.

On January 1, 2006, the Company adopted the provisions of ASC No. 718 using the modified prospective transition method. The total expense associated with stock-based employee compensation was approximately $2,276,000 for the year ended December 31, 2009, and $1,040,000 for the year ended December 31, 2008 and $3,316,000 for the period July 19, 2002 (inception) to December 31, 2009.

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

 Earnings (Loss) Per Share of Common Stock

 The Company complies with the accounting and reporting requirements of FASB ASC No. 260, “Earnings Per Share”.   Basic loss per share is calculated by dividing net loss attributable to common shares by the weighted average number of outstanding common shares for the period.  Diluted earnings per common share includes dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and the conversion of convertible preferred stock.

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of December 31, 2009 and 2008 respectively, are as follows:

	2009	2008
Options	6,200,000	5,200,000
Warrants	22,500,836	21,425,795
Convertible Preferred Stock		2,500
Total	28,700,836	26,628,295

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of December 31, 2009 and 2008.

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

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when shipment or delivery or performance of services has been rendered and collectability is reasonably assured.

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

For the year ended December 31, 2009 all of the Company’s revenues were generated from a licensing agreement.

Recent Accounting Pronouncements

 For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 2 to the consolidated financial statements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

GLOBAL RESOURCE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Global Resource Corporation and Subsidiaries
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheet of Global Resource Corporation and Subsidiaries (collectively, the “Company”) (a development-stage company), as of December 31, 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and for the period from inception, July 19, 2002, through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company’s consolidated statement of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the period from inception, July 19, 2002, through December 31, 2008, were audited by other auditors whose report dated June 15, 2009, includes an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. Our opinion on the consolidated statements of operations, stockholders’ equity and cash flows, insofar as it relates to the amounts included for the period from July 19, 2002 through December 31, 2008, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Resource Corporation and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, and from the period from inception, July 19, 2002, through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is a development stage company, which presently generates minimal operating revenues, has suffered recurring losses, has a significant deficit accumulated during its development stage, and requires substantial additional funds to complete development of its products and continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHERRY, BEKAERT & HOLLAND, L.L.P.

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina
December 27, 2010

Report of Independent Registered Public Accounting Firm

To the Audit Committee of
Global Resource Corporation

We have audited the accompanying consolidated balance sheet of Global Resource Corporation (a development stage company) (the “Company”) as of December 31, 2008 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008, and for the period from July 19, 2002 (inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the results of their consolidated operations and cash flows for the year ended December 31, 2008 and the period from July 19, 2002 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has sustained net losses for the year ended December 31, 2008, and for the period from July 19, 2002 (inception) to December 31, 2008 and currently does not have any significant revenue to fund future operations, which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rothstein, Kass & Company, P.C.
/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
June 15, 2009

Global Resource Corporation
(A Development Stage Company)
Consolidated  Balance Sheets
December 31,  2009 and 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,620	$2,013,730
Short-term investments	-	2,557,274
Prepaid services	577,250	1,508,875

Total current assets	617,870	6,079,879

Property and equipment, net of depreciation	1,430,201	1,358,299

OTHER ASSETS
Deposits	124,330	123,726
Patents	79,203
Prepaid patent costs	559,855	383,685
Total other assets	763,388	507,411

TOTAL ASSETS	$2,811,459	$7,945,589

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,094,844	$889,489
Deferred revenue	120,000	-
Loans payable - equipment	17,738	34,850
Capital lease obligation - equipment	12,250	9,543
Royalty Advance	750,000
Severance payable	200,000	200,000

Total current liabilities	2,194,832	1,133,882

LONG-TERM LIABILITIES
Loans payable - equipment, net of current portion		16,821
Capital lease obligation - equipment, net of current portion	5,252	15,742
Severance payable, net of current portion	1,435,485	1,000,000
Derivative financial instruments	-	1,591,834
Total long-term liabilities	1,440,737	2,624,397

Total liabilities	3,635,569	3,758,279

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock A - $.001 par value 100,000,000 shares authorized, none issued and outstanding at December 31, 2009, 5,000 issued and outstanding at December 31, 2008		5
Common stock, $.001 par value; 200,000,000 shares authorized, 74,100,664 shares issued and 67,405,703 outstanding at December 31, 2009, 69,549,164 shares issued and 62,854,203 outstanding at December 31, 2008	74,100	69,549
Additional paid-in capital	42,880,641	35,842,053
Accumulated other comprehensive loss	-	(237,550)
Deficit accumulated in the development stage	(42,062,378)	(29,770,274)
	892,363	5,903,783

Treasury Stock	(1,716,473)	(1,716,473)

Total stockholders' equity	(824,110)	4,187,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,811,459	$7,945,589

See accompanying notes to the consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended		July 19, 2002
			(Inception)
	December 31	December 31	to
	2009	2008	December 31, 2009

REVENUES	$180,000	$-	$180,000

COST OF REVENUES	-	-	-

GROSS PROFIT	180,000	-	180,000

OPERATING EXPENSES

General and administrative expenses	12,539,216	23,260,658	52,561,587

Research and development expenses	1,607,395	871,622	2,888,434

Total operating expenses	14,146,611	24,132,280	55,450,021

OPERATING LOSS	(13,966,611)	(24,132,280)	(55,270,021)

OTHER INCOME (EXPENSE)
Loss on deposit and other		(7,181)	(179,893)
Net realized loss on short-term investments	(20,027)	(881,768)	(901,795)
Change in fair value of derivative financial instruments	1,591,834	9,358,836	13,951,679
Interest expense	(13,806)	(17,981)	(70,278)
Interest income	116,506	185,025	407,930

Total other income (expense)	1,674,507	8,636,931	13,207,643

NET LOSS	$(12,292,104)	$(15,495,349)	$(42,062,378)

OTHER COMPREHENSIVE LOSS

Unrealized loss on short-term investments		(1,075,400)	(1,075,400)
Realized loss on short-term investments, net of taxes, reclassified from accumulated other comprehensive loss		837,850	837,850
COMPREHENSIVE LOSS	$(12,292,104)	$(15,732,899)	$(42,299,928)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.19)	$(0.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	63,819,499	47,215,783

See accompanying notes to the consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Balance at July 19, 2002 (Inception)		$-		$-	-	$-	$-	$-	$-	$-	$-	$-	$-

Issuance of initial founders' shares, September 9, 2002
net of subsequent cancellations					2,555,000								-

Common stock shares issued for cash :
Common stock issued for cash in November 2002, at $.50 per share plus 29,000 warrants					29,000		14,500						14,500

Common stock shares issued for services rendered:
Common stock issued for services rendered, on September 10, 2002, at $0.472 per share					1,000,000		472,000						472,000
Common stock issued for services rendered, in November and December , 2002, at $0.50 per share, plus 13,600 warrants					13,600		6,800						6,800

Net loss for the period July 19, 2002 (Inception) through December 31, 2002 (Restated, see Note 19)								(508,508)					(508,508)

Balance at December 31, 2002 (Restated, see Note 19)	-	-	-	-	3,597,600	-	493,300	(508,508)	-	-	-	-	(15,208)

Re-issuance of initial founders' shares, July 2003					1,455,000								-

Common stock shares issued for cash :
Common stock issued for cash from January 2003 to December 2003, at $.50 per share plus 519,800 warrants					519,800		259,900						259,900

Stock subscriptions receivable, net										(14,340)			(14,340)

Net loss for the year ended December 31, 2003, (Restated, see Note 19)								(203,659)					(203,659)

Balance at December 31, 2003 (Restated, see Note 19)	-	-	-	-	5,572,400	-	753,200	(712,167)	-	(14,340)	-	-	26,693

Common stock shares issued for cash :
Common stock issued for cash from January 2004 to December 2004, at $.50 per share plus 917,645 warrants					917,645		553,105						553,105

Common Stock Shares issued for services rendered:
Common stock issued for services rendered on October 12, 2004, at $1.00 per share					545,000		545,000		(545,000)				-

Other:

Common stock issued in exchange for real estate on August 25, 2004 at $1.00 per share plus 500,000 warrants					500,000		500,000						500,000

Common stock issued in exchange for real estate on September 7, 2004 at $1.00 per share plus 150,000 warrants					150,000		150,000						150,000

Common stock issued as charitable contribution on October 12, 2004, at $1.00 per share					50,000		50,000						50,000

Initial founders' shares cancelled on October 28, 2004					(250,000)								-

Stock subscriptions receivable, net										(74,240)			(74,240)

Net loss for the year ended December 31, 2004								(672,219)					(672,219)

Balance at December 31, 2004	-	-	-	-	7,485,045	-	2,551,305	(1,384,386)	(545,000)	(88,580)	-	-	533,339

See accompanying notes to the consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total
Common stock shares issued for cash :

Common stock issued for cash from January 2005 to December 2005 at $1.00 per share plus 163,980 warrants					165,980		181,980						181,980
Common stock issued for cash from September 2005 to December 2005 at $2.00 per share plus 270,470 warrants					270,470		443,930						443,930
Common stock issued for cash on December 30 and 31, 2005, at $1.02 per share plus 126,705 warrants					126,705		163,362						163,362
Common stock issued for cash on December 30, 2005, at $.99 per share plus 8,000 warrants					2,000		1,985						1,985
Common stock issued for cash on December 30, 2005, at $.73 per share plus 66,000 warrants					16,500		12,033						12,033
Common stock issued for cash on December 30, 2005, at $.70 per share plus 472,000 warrants					118,000		82,808						82,808
Common stock issued for cash on December 30, 2005, at $.65 per share plus 105,200 warrants					26,300		17,050						17,050
Common stock issued for cash on December 30, 2005, at $.64 per share plus 60,800 warrants					15,200		9,750						9,750
Common stock issued for cash on December 30, 2005, at $.36 per share plus 18,000 warrants					4,500		1,610						1,610
													-
Common Stock Shares issued for services rendered:

Common stock issued for services rendered from March 2005 to December 2005, at $1.00 per share, plus 53,000 warrants					53,500		53,500						53,500

Other:

Common stock issued in exchange for real estate on January 18, 2005 at $1.00 per share plus 80,800 warrants					80,800		80,800						80,800

Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on February 23, 2005					7,500,000								-
Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on March 29, 2005					30,000,000								-

Common stock issued for payment of debts on March 11, 2005, at $1.00 per share plus 1,087 warrants					1,087		1,087						1,087

Stock subscriptions receiveable, net										10,398			10,398

Amortization of deferred compensation									109,000				109,000

Net loss for the year ended December 31, 2005								(1,291,169)					(1,291,169)

Balance at December 31, 2005	-	-	-	-	45,866,087	-	3,601,200	(2,675,555)	(436,000)	(78,182)	-	-	411,463

Common stock shares issued for cash :
Common stock issued for cash on February 9, 2006, at $.31 per share plus 52,000 warrants					26,000		8,125						8,125
Common stock issued for cash on March 17, 2006, at $.36 per share plus 308,000 warrants					154,000		55,175						55,175
Common stock issued for cash on May 20, 2006, at $.49 per share plus 10,000 warrants					6,436		3,148						3,148
Common stock issued for cash on June 12, 2006, at $.50 per share plus 50,000 warrants					25,000		12,485						12,485
Common stock issued for cash on September 14, 2006, at $.35 per share plus 863,200 warrants					431,600		288,207						288,207
Common stock issued for cash from February 1, 2006 to September 15, 2006 at $1.00 per share plus 1,337,450 warrants					1,309,650		1,318,010						1,318,010
Common stock issued for cash in February 2006 and July 2006, at $1.02 per share plus 922,000 warrants					486,000		495,614						495,614
Common stock issued for cash on January 9, 2006, at $1.18 per share plus 61,000 warrants					61,000		72,000						72,000
Common stock issued for cash from January 2006 to September 15, 2006 at $2.00 per share plus 391,100 warrants					286,600		558,112						558,112

Common Stock Shares issued for services rendered:
Common stock issued for services rendered, on September 22, 2006, at $1.04 per share plus 14,123 warrants					14,123		14,746						14,746

Common stock issued for services rendered to old GRC (shell)'s officer, on September 23, 2006, at $2.00 per share					25,000	25	49,975						50,000

Other:

Common stock issued in exchange for investment in real estate on September 18, 2006, at $2.00 per share, plus 22,500 warrants					22,500		45,000						45,000

Common stock issued for conversion of old GRC (shell)'s debt on September 26, 2006, at approximately $0.05 per share					2,681,837	2,682	118,000						120,682

Stock subscriptions receiveable, net										(582,511)			(582,511)
See accompanying notes to the consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Reclass deferred compensation due to adoption of SFAS 123(R)							(436,000)		436,000				-

Amortization of deferred compensation							109,000						109,000

Effect of reverse merger September 22, 2006					72,241	48,761	(169,444)						(120,683)

Common and Preferred Stock A issued for merger with Mobilestream Oil, Inc. on December 31, 2006, at $0.26 per share plus 27,205,867 warrants	35,236,188	35,236			11,145,255	11,145	3,310,274	(10,498)					3,346,157

Cancellation of shares for merger with Mobilestream, Inc. on November 28, 2006					(37,500,000)	(37,500)	37,500						-

Reclassification of derivative liability on warrants							(16,139,529)						(16,139,529)

Net loss for the year ended December 31, 2006								(5,010,541)					(5,010,541)

Balance at December 31, 2006	35,236,188	35,236	-	-	25,113,329	25,113	(6,648,402)	(7,696,594)	-	(660,693)	-	-	(14,945,340)

Common stock shares issued for cash :
Common stock issued for cash from January 29, 2007 to February 21, 2007, at $0.30 per share					17,500	18	5,232						5,250
Common stock issued for cash from April 2, 2007 to June 25, 2007 at $0.32 per share					499,564	500	157,709						158,209
Common stock issued for cash on March 7, 2007, at $1.08 per share (from stock to be issued liability)					186,822	187	201,156						201,343
Common stock issued for cash on October 25, 2007, at $2.00 per share					2,500	2	4,998						5,000
Common stock issued for cash on December 20, 2007, at $1.00 per share plus 625,000 warrants					1,000,000	1,000	999,000						1,000,000

Common Stock Shares issued for services rendered:
Common stock issued for services rendered, on March 19, 2007 and July 9, 2007, at $1.00 per share					9,700	10	9,690						9,700
Common stock issued for services rendered, on March 19 and 20, 2007, at $0.50 per share					31,000	31	20,969						21,000
Common stock issued to employee for services rendered, on April 20, 2007, at $1.38 per share					250,000	250	344,750						345,000
Common stock issued for services rendered, on May 30, 2007, at $1.05 per share					3,417	3	3,301						3,304
Common stock issued to employee for services rendered, on June 1, 2007, at $1.36 per share					194,500	195	264,325						264,520
Common stock issued for services rendered, on July 18, 2007, at $0.80 per share					37,500	37	29,963						30,000
Common stock issued to employee for services rendered, on August 1, 2007, at $4.43 per share					100,000	100	442,900						443,000
Common stock issued to employee for services rendered, on August 19, 2007, at $4.50 per share					250,000	250	1,124,750						1,125,000
Common stock issued for services rendered, on August 30, 2007, at $2.27 per share					3,745	3	8,497						8,500
Common stock issued for services rendered, on August 30, 2007, at $0.69 per share					30,041	30	20,698						20,728
Common stock issued for services rendered, on August 31, 2007, at $3.41per share					361,000	361	1,230,649						1,231,010
Common stock issued for services to be performed, service valued on September 14, 2007, at $2.29 per share					150,000	150	343,350						343,500
Common stock issued to employee for services rendered, on October 1, 2007, at $2.60 per share					300,000	300	779,700						780,000
Common stock issued for services to be performed, service valued on October 02, 2007, at $2.47 per share					350,000	350	864,150						864,500
Common stock issued for services to be performed, service valued on October 02, 2007, at $2.40 per share					75,000	75	179,926						180,001
Common stock issued for services rendered, on October 9, 2007, at $2.69 per share					47,579	47	127,703						127,750
Common stock issued to employee for services rendered, on October 22, 2007, at $1.86 per share					50,000	50	92,950						93,000
Common stock issued for services rendered, on October 29, 2007, at $2.25 per share					150,000	150	337,350						337,500
Common stock issued for services rendered, on November 9, 2007, at $3.23 per share					130,000	130	419,770						419,900
Common stock issued for services rendered, on November 19, 2007, at $3.50 per share					50,000	50	174,950						175,000
Common stock issued for services rendered, on November 26, 2007, at $3.01 per share					30,000	30	90,270						90,300
Common stock issued for services rendered, on December 3, 2007, at $2.00 per share					45,094	45	89,955						90,000

See accompanying notes to the consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total
Common stock issued for services rendered, on December 4, 2007, at $3.15 per share					50,000	50	157,450						157,500
Common stock issued for services rendered, on December 11, 2007, at $2.50 per share					200,000	200	499,800						500,000
Common stock issued for services rendered, on December 17, 2007, at $1.446 per share					400,000	400	578,052						578,452
Common stock issued for services rendered, on December 17, 2007, at $2.50 per share					100,000	100	249,900						250,000
Common stock issued for services rendered, on December 18, 2007, at $3.02 per share					50,000	50	150,950						151,000
Common stock issued for services rendered, on December 21, 2007, at $3.00 per share					40,000	40	119,960						120,000
Common stock issued for services rendered, on December 27, 2007, at $3.10 per share					50,000	50	154,950						155,000

Other:

Preferred Stock B Shares issued for settlement of services			1,000	1			399,999						400,000

Treasury stock, purchased from former officer on May 17, 2007, at $.70 per share					(94,961)						(66,473)		(66,473)

Stock subscriptions receiveable, net										475,000			475,000

Amortization of deferred compensation							109,000						109,000

Reclassification of derivative liability into additional paid in capital due to cancellation of warrants							2,187,850						2,187,850

Net loss for the year ended December 31, 2007 (Restated, see Note 20)								(6,578,331)					(6,578,331)

Balance at December 31, 2007 (Restated, see Note 20)	35,236,188	35,236	1,000	1	30,263,330	30,358	6,328,170	(14,274,925)	-	(185,693)	(66,473)	-	(8,133,326)

Common stock shares issued for cash :
Common stock issued for cash on February 19, 2008, at $2.00 per share					17,000	17	33,983						34,000
Common stock issued for cash on March 5, 2008, at $1.61 per share					31,057	31	49,969						50,000
Common stock issued for cash from March 18, 2008 to October 15, 2008 at $1.00 per share, plus 6,081,768 warrants					8,808,987	8,809	8,799,779						8,808,588
Common stock issued for cash on March 26, 2008, at $1.18 per share					9,000	9	10,611						10,620
Common stock issued for cash on April 11, 2008, at $1.11 per share, plus 1,929,775 warrants					1,929,775	1,930	2,148,662						2,150,592
Common stock issued for cash on April 25, 2008, at $1.19 per share, plus 1,487,139 warrants					1,487,139	1,487	1,771,366						1,772,853
Common stock issued for cash on May 15, 2008, at $1.10 per share plus 39,100 warrants					39,100	39	42,891						42,930
Common stock issued for cash on August 21, 2008, at $.88 per share					10,000	10	8,740						8,750
Common stock issued for cash on September 4, 2008, at $1.04 per share					13,867	14	14,384						14,398
Common stock issued on December 16, 2008, at $0 per share					850,000	850	1,089						1,939

Common stock shares issued for services rendered:

Common stock issued for services rendered, on February 1, 2008, at $2.95 per share					100,000	100	294,900						295,000
Common stock issued for services rendered, on February 6, 2008, at $2.63 per share					150,000	150	394,350						394,500
Common stock issued for services rendered, on February 13, 2008, at $2.39 per share					12,500	13	29,862						29,875
Common stock issued for services rendered, on February 15, 2008, at $2.42 per share					20,000	20	48,380						48,400
Common stock issued for services rendered, on February 28, 2008, at $2.15 per share					25,000	25	53,725						53,750
Common stock issued for services rendered, on February 29, 2008, at $2.19 per share					175,000	175	383,075						383,250
Common stock issued for services rendered, on March 14, 2008, at $2.10 per share					5,000	5	10,495						10,500
Common stock issued for services rendered, on March 18, 2008 and March 19, 2008 at $1.60 per share					50,000	50	79,950						80,000
Common stock issued for services rendered, on March 31, 2008 and April 4, 20008 at $1.90 per share					1,436,666	1,437	2,728,228						2,729,665
Common stock issued for services rendered, on April 1, 2008, at $1.95 per share					70,000	70	136,430						136,500
Common stock issued for penalty, on April 2, 2008, at $1.84 per share					50,000	50	91,950						92,000
Common stock issued for services rendered, on April 14, 2008, at $3.05 per share					150,000	150	457,350						457,500
Common stock issued for services rendered, on April 29, 2008, at $3.07 per share					883,333	883	2,710,950						2,711,833
Common stock issued for services rendered, on May 7, 2008, at $2.55 per share					1,000,000	1,000	2,549,000						2,550,000
Common stock issued for services rendered, on May 12, 2008, at $2.65 per share					20,000	20	52,980						53,000
Common stock issued for services rendered, on May 13, 2008, at $2.79 per share					50,000	50	139,450						139,500
Common stock issued for services rendered, on June 3, 2008, at $2.10 per share					150,000	150	314,850						315,000
Common stock issued for services rendered, on June 11, 2008 and June 13, 2008 at $2.25 per share					213,750	214	480,724						480,938
Common stock issued for penalty to "POOF", on June 30, 2008, at $2.09 per share					650,000	650	1,357,850						1,358,500
Common stock issued for services rendered, on July 14, 2008, at $1.66 per share					200,000	200	331,800						332,000
Common stock issued for services rendered, on July 25, 2008, at $1.40 per share					75,000	75	104,925						105,000

See accompanying notes to the consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total
Common stock issued for services rendered, on August 8, 2008, at $1.03 per share					75,000	75	77,175						77,250
Common stock issued for services rendered, on August 25, 2008, at $1.25 per share					6,000	6	7,494						7,500
Common stock issued for services rendered, on September 8, 2008, at $.96 per share					1,500,000	1,500	1,438,500						1,440,000
Common stock issued for services rendered, on October 7, 2008, at $1.49 per share					100,000	100	148,900						149,000
Common stock issued for services rendered, on October 15, 2008, at $1.25 per share					60,000	60	74,940						75,000
Common stock issued for services rendered, on October 20, 2008, at $1.50 per share					125,000	125	187,375						187,500
Common stock issued for services rendered, on October 24, 2008, at $1.37 per share					100,000	100	136,900						137,000
Common stock issued for services rendered, on October 31, 2008, at $1.55 per share, plus 300,000 warrants					150,000	150	232,350						232,500
Common stock issued for services rendered, on December 16, 2008, at $1.35 per share					12,600	13	16,997						17,010
Common stock issued for services rendered, on December 18, 2008, at $1.08 per share					100,000	100	107,900						108,000

Common stock issued to employees for services rendered, on June 26, 2008, at $2.08 per share					7,500	8	16,632						16,640

Common stock warrants and option activity:
Common Stock Warrants issued for services (BOD) on February 7, 2008, at $2.43 per share (6,000 warrants)							21,870						21,870
Common Stock Warrants issued for services (BOD) on May 21, 2008, at $2.47 per share (9,000 warrants)							14,795						14,795
Common Stock Warrants issued for services (BOD) on September 23, 2008, at $2.25 per share (25,000 warrants)							50,000						50,000
Common Stock Warrants issued for services (BOD) on November 13, 2008, at $1.35 per share (20,000 warrants)							24,600						24,600
Common Stock Warrants issued for services to non-employee on September 3, 2008, at $2.75 per share (76,500 warrants)							78,030						78,030
Common Stock Warrants issued for services to non-employee on October 1, 2008, at $1.36 per share (300,000 warrants)							102,285						102,285

Common Stock Warrants exercised cashless by Nutmeg/Black Diamond on April 2, 2008, at $1.84 per share					124,489	124	(124)						-
Common Stock Warrants exercised cashless by POOF on July 3, 2008, at $1.42 per share					325,957	326	(326)						-

Common Stock Options issued to employee on October 1, 2008, at fair value of $1.04 per share							1,040,000						1,040,000

Other:

Preferred stock B - converted to common stock on April 8, 2008			(1,000)	(1)	206,559	207	(206)						-
Preferred stock A - converted by former officer into common stock on June 25, 2008	(1,791,064)	(1,791)			895,532	895	896						-
Preferred stock A - converted by former officer into common stock on August 13, 2008	(33,440,124)	(33,440)			16,720,062	16,720	16,720						-

Treasury stock, purchased from former officer on August 13, 2008, for $.25 per share					(6,600,000)						(1,650,000)		(1,650,000)

Stock subscription receivable, net							(130,518)			185,693			55,175

Record other comprehensive loss - net unrealized gain /(loss) on short-term investments :
Other comprehensive loss - net unrealized loss recorded at June 30, 2008												(142,312)	(142,312)
Other comprehensive loss - net unrealized loss recorded at September 30, 2008												(819,015)	(819,015)
Other comprehensive loss - net unrealized loss recorded at December 31,2008												(114,073)	(114,073)
Reclassification of unrealized loss deemed to be other than temporary												837,850	837,850

Amortization and write-off of deferred compensation							218,000						218,000

Net loss for the year ended December 31, 2008								(15,495,349)					(15,495,349)

Balance at December 31, 2008	5,000	$5	-	$-	62,854,203	$69,549	$35,842,053	$(29,770,274)	$-	$-	$(1,716,473)	$(237,550)	$4,187,310

Common stock shares issued for cash :
Common stock issued for cash on December 15, 2009, at $0.50 per share					250,000	250	125,581						125,831

Common stock shares issued for services rendered:
Common stock issued for services rendered, on January 8, 2009, at $1.17 per share plus 150,000 warrants					60,000	60	70,140						70,200
Common stock issued for services rendered, on February 24, 2009, at $1.30 per share					15,000	15	19,485						19,500
Common stock issued for services rendered, on March 20, 2009, at $1.25 per share plus 60,041 warrants					19,000	19	23,731						23,750
Common stock issued for services rendered, on April 22, 2009, at $1.13 per share					225,000	225	254,025						254,250
Common stock issued for services rendered, on March 24, 2009, at $1.37 per share					105,000	105	143,745						143,850
Common stock issued for services rendered, on May 12, 2009, at $1.64 per share					300,000	300	491,700						492,000
Common stock issued for services rendered, on September 10, 2009, at $0.90 per share					125,000	125	112,375						112,500
Common stock issued for services rendered, on October 10, 2009, at $1.08 per share					600,000	600	647,400						648,000
Common stock issued for services rendered, on October 10, 2009, at $1.08 per share					450,000	450	485,550						486,000
Common stock issued for services rendered, on November 20, 2009, at $0.91 per share					250,000	250	227,250						227,500

See accompanying notes to the consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total
Common stock issued for services rendered, on November 23, 2009, at $0.87 per share					250,000	250	217,250						217,500
Common stock issued for services rendered, on November 30, 2009, at $0.80 per share					300,000	300	239,700						240,000
Common stock issued for services rendered, on December 17, 2009, at $0.62 per share					400,000	400	231,600						232,000
Common stock issued for services rendered, on December 15, 2009, at $0.58 per share					200,000	200	115,800						116,000
Common stock issued for services rendered, on December 15, 2009, at $0.58 per share					200,000	200	115,800						116,000
Common stock issued for services rendered, on December 16, 2009, at $0.58 per share					200,000	200	137,663						137,863
Common stock issued for services rendered, on December 17, 2009, at $0.62 per share					500,000	500	309,500						310,000
Common stock issued for services rendered, on December 21, 2009, at $0.59 per share					100,000	100	58,900						59,000
													-
Common stock warrants and option activity:

Common Stock Warrants issued for services to non-employees on January 2, 2009, at $1.50 per share							103,147						103,147
Common Stock Warrants issued for services to non-employees on February 18, 2009, at $2.50 per share							31,666						31,666
Common Stock Warrants issued for services to non-employees on March 2, 2009, at $1.02 per share							54,618						54,618

Common Stock Warrants issued for services (BOD) on March 27, 2009, at $1.04 per share (30,000 warrants)							27,119						27,119

Common Stock Warrants issued for services (BOD) on August 5, 2009, at $1.10 per share (25,000 warrants)							24,519						24,519
Common Stock Warrants amortization expense for warrants issued for services to non-employees on October 31, 2008, at $1.58 per share							306,855						306,855
Record Common Stock Options expense for options issued to former employee on October 5, 2009, at fair value of $1.18 per share							1,986,236						1,986,236
Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.50 per share							98,661						98,661
Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.01 per share							140,880						140,880
Common Stock Warrants issued for services to non-employees on November 11, 2009, at $0.58 per share							54,653						54,653
Common Stock Warrants issued for services to non-employees on November 23, 2009, at $0.58 per share							17,584						17,584
Common stock Warrants issued for services to former employee on December 15, 2009 at $0.58 per share							93,836						93,836
Common stock Warrants issued for services to former employee on December 15, 2009 at $0.58 per share							71,616						71,616
													-
													-
Other:													-
													-
Preferred stock A - converted to common stock on January 6, 2009	(5,000)	(5)			2,500	2	3						-
													-
Record other comprehensive loss - unrealized loss recorded at July 31, 2009												237,550	237,550
													-
Net loss for the year ended December 31, 2009								(12,292,104)					(12,292,104)

Balance at December 31, 2009	-	$-	-	$-	67,405,703	$74,100	$42,880,641	$(42,062,378)	$-	$-	$(1,716,473)	$-	$(824,110)

See accompanying notes to the consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(With Cumulative Totals Since Inception)

			July 19, 2002
	For The Years Ended		(Inception)
	December 31,	December 31,	to
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,292,104)	$(15,495,349)	$(42,062,378)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	375,393	98,909	657,246
Preferred stock issued for services			400,000
Common stock issued for services	1,512,488	12,973,550	22,385,309
Amortization of prepaid common stock issued for services	2,393,425	2,616,667	5,783,550
Common stock warrants and options issued for services	2,051,390	1,331,579	3,382,969
Amortization of deferred compensation		218,000	545,000
Loss on sale of property and equipment	32,486	7,181	51,441
Loss on sale of real estate and forfeiture of deposit			212,936
Loss on sale of short-term investments	17,438		17,438
Change in severance payable non-cash	1,035,485		1,035,485
Change in fair value of derivative financial instruments	(1,591,834)	(9,358,836)	(13,951,679)
Other than temporary losses on short-term investments	237,550	837,850	1,075,400
Common stock issued as charitable contribution			50,000

Changes in operating assets and liabilities
Prepaid services	931,625	(85,000)	846,625
Deposits	(604)	(48,866)	(179,330)
Prepaid patent costs	(255,373)	(240,622)	(639,058)
Accounts payable and accrued liabilities	765,762	769,901	1,857,680
Deferred revenue	120,000		120,000
Severance payable	(200,000)	1,200,000	1,000,000

Total adjustments	7,425,231	10,320,313	24,651,012

Net cash used in operating activities	(4,866,873)	(5,175,036)	(17,411,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment - equipment & machinery	(74,718)	(138,743)	(666,697)
Purchase of property and equipment - construction-in-progress	(422,908)	(930,079)	(1,352,987)
Proceeds from sale of property and equipment		10,000	44,200
Proceeds from sale of real estate			617,864
Purchase of short-term investments		(4,586,334)	(4,586,334)
Proceeds from sale of short-term investments	2,557,274	953,660	3,510,934

Net cash provided by (used in) investing activities	2,059,648	(4,691,496)	(2,433,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	125,831	12,892,731	21,128,006
Proceeds from stock subscription receivable		55,175	(130,518)
Proceeds from royalty advance	750,000		750,000
Purchase of treasury stock		(1,650,000)	(1,716,473)
Repayment of loans payable and capital lease obligation	(41,716)	(198,069)	(146,009)

Net cash provided by (used in) financing activities	834,115	11,099,837	19,885,006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,973,110)	1,233,305	40,620

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,013,730	780,425

CASH AND CASH EQUIVALENTS - END OF PERIOD	$40,620	$2,013,730	$40,620

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Interest Paid	$9,124	$17,981	$65,596

See accompanying notes to the consolidated financial statements.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

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

The Company is considered to be in the development stage as defined the Financial Accounting Standards Board (“FASB”) in accordance with Accounting Standards Codification (“ASC”), 915-205-45 "Accounting and Reporting by Development Stage Enterprises".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing its product to the market and the raising of capital. The Company has begun generating revenue from licensing agreements and has taken a conditional order for one development prototype machine related to one of those license agreements as of December 31, 2009.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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
December 31, 2009

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

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

Mobilestream Transaction

On December 31, 2006, the Company acquired the assets of Mobilestream pursuant to a plan and agreement of reorganization dated November 28, 2006 (the "Mobilestream Acquisition Agreement") between the Company and Mobilestream. At the time of the Mobilestream Transaction, Frank Pringle (“Pringle”), our former Chief Executive Officer owned approximately 86% of all the issued and outstanding shares of Mobilestream.  The Mobilestream assets acquired consisted of (i) the then four patents pending for the Technology carried at a book value of zero, (ii) approximately $1,678,000 of cash and (iii) approximately $149,000 of fixed assets.  Mobilestream also owned 37,500,000 shares of the Company’s common stock which was cancelled as part of the transaction.  The Company issued 11,145,225 shares of its Common Stock to Mobilestream and 35,236,188 shares of its 2006 Series of Convertible Preferred Stock (or “Preferred Stock A”) to the holder of the 2006 series of convertible preferred stock of Mobilestream.  Lastly, the Company issued to Mobilestream 27,205,867 common stock purchase warrants (the "Mobilestream Warrants") to purchase shares of its common stock on the basis of one Mobilestream Warrant for each three shares of either Mobilestream common stock or preferred stock, exercisable at $4.75 per share.   The 23,500,000 Mobilestream Acquisition Warrants issued directly to Mr. Pringle were not held in a liquidating trust as required by the terms of the Mobilestream acquisition agreement.  Although these warrants were not held in the liquidating trust, the Company believes that they should still be subject to the terms of the Mobilestream acquisition documents.  On October 23, 2007, the Company cancelled the 23,500,000 Mobilestream Acquisition Warrants which were voluntary return to the Company by Mr. Pringle.  See Note 11 for further discussion of the Mobilestream Warrants.  The total cost of the acquisition of Mobilestream has been allocated to the assets acquired and the liabilities assumed based on their historical cost in accordance with ASC No. 805-10-65, “Business Combinations,, Transactions between Entities under Common Control”.

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
December 31, 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At December 31, 2009, the Company maintained cash and cash equivalent balances at two financial institutions, each of which is insured for up to $250,000 by the Federal Deposit Insurance Corporation.  At December 31, 2009 the Company had no uninsured cash and cash equivalent balances.

Start-up Costs

In accordance with FASB ASC 720-15-15, “Reporting on the Costs of Start-up Activities”, the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104.  Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when shipment or delivery or performance of services has been rendered and collectability is reasonably assured.

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

For the year ended December 31, 2009 all of the Company’s revenues were generated from a licensing agreement (see Footnote 14 Schlumberger Agreement).

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

Short-term Investments

Cash in excess of operating requirements is invested in marketable debt and equity securities, all of which are classified as available for sale, and are carried at their fair value.  The unrealized gains or losses of these investments, which are deemed to be temporary in nature are recorded as part of accumulated other comprehensive income (loss), were included in the consolidated statements of operations and comprehensive income and also in the consolidated statement of stockholders’ equity. Realized gains or loss and declines in value judged to be other-than-temporary on these investments are recognized as realized gains or losses in the consolidated statements of operations and comprehensive income.  As of December 31, 2008, the Company had reclassified a significant amount of unrealized losses from the consolidated statement of stockholders’ equity and other comprehensive loss in the consolidated statement of operations to realized losses in the consolidated statement of operations and comprehensive income due to the probability that the Company may not get any new significant inflows of cash, and for the year ended December 31, 2009, will have liquidated all of the short-term investments and recognized realized losses associated with these transactions.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets acquired as follows:

Testing equipment	5 – 7 years
Vehicles	3 – 5 years
Office and computer equipment	3 – 5 years
Leasehold improvements	3 years
Phone equipment – Capital lease	3 years
Prototype – “Patriot-1”	3 years

For the year ended December 31, 2008 the Company had Construction-in-progress which consists of a commercial prototype machine “Patriot-1” which was under construction and was not put into service until June 2009.  Beginning in June 2009, this prototype machine will be used to demonstrate the capabilities of the Technology. This prototype machine is classified as Prototype equipment and will be depreciated over the useful life, three years.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations.  Repairs and maintenance that do not extend the useful lives of the related assets are expensed as incurred.

Long-lived Assets

In accordance with ASC 360-10-50 “Accounting for the Impairment or Disposal of Long-Lived Assets”, property and equipment and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  The Company assesses an asset for impairment based on estimated future cash flows from the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carry amount of the asset exceeds the fair value of the assets.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

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

Research and Development Costs

The Company complies with the accounting and reporting requirements of FASB ASC 730-10, “Accounting for Research and Development Cost)”.  Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s microwave Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   R & D costs are expensed when incurred.   The amounts charged to operations for the years ended December 31, 2009 and 2008, and for the cumulative period July 19, 2002 (inception) to December 31, 2009 were $1,607,395, $871,622, and $2,888,434, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB ASC No. 718 (formerly SFAS No. 123R), “Share-Based Payment,” requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to the Company’s consolidated financial statements. The compensation cost associated with these awards is recorded as an expense within the same functional expense category as cash compensation for the respective grantee. No tax benefit has been recognized with respect to this expense.

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

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

•	the risk free interest rate for the expected option or warrant term, and
•	the expected forfeiture rate.

Of the variables above, the selection of an expected term and expected stock price volatility are the most subjective. Our estimate of the expected term for options and warrants awarded in the years ended December 31, 2009 and 2008 was between six-months and five years and was derived based on the weighted average of the sum of the vesting term and the original contract term at the date of issuance. In estimating its stock price volatility, the Company analyzed its historic volatility for a period equal to the expected term of its stock options and warrants awarded for the years ended December 31, 2009 and 2008, by reference to actual stock prices during this period and calculated an estimated volatility between 115% to 168%.  The Company believes that each of these estimates, including both expected term and volatility, is reasonable in light of the data it has analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time. The specific valuation assumptions noted above were applied to stock options and warrants that the Company granted subsequent to its adoption of ASC No. 718. The Company expects that share-based compensation expense will continue to have a material impact on its financial results for all subsequent fiscal years.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of accounting under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company’s stock-based compensation awards have generally been granted with an exercise price equal to the estimated fair value of the underlying common stock on the grant date, and accordingly, any stock-based compensation related to stock option grants was not material under APB No. 25. The Company applied the disclosure provisions under ASC  No. 718, “Accounting for Stock-Based Compensation” and related interpretations as if the fair value had been applied in measuring compensation expense.

The effect on the Company’s net loss as if the Company had applied the fair value recognition provisions of ASC No. 718 to stock-based compensation during the cumulative period July 19, 2002 (inception) to December 31, 2008 was not material.

On January 1, 2006, the Company adopted the provisions of ASC 718 using the modified prospective transition method. The total expense associated with stock-based employee compensation was approximately $2,276,000 for the year ended December 31, 2009, and $1,040,000 for the year ended December 31, 2008 and $3,316,000 for the period July 19, 2002 (inception) to December 31, 2009.

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
December 31, 2009

Earnings (Loss) Per Share of Common Stock

The Company complies with the accounting and reporting requirements of ASC No. 260, “Earnings Per Share”.   Basic loss per share is calculated by dividing net loss attributable to common shares by the weighted average number of outstanding common shares for the period.  Diluted earnings per common share includes dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and the conversion of convertible preferred stock.

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of December 31, 2009 and 2008 respectively, are as follows:

	2009	2008
Options	6,200,000	5,200,000

Warrants	22,500,836	21,425,795

Convertible preferred stock	-	2,500

Total	28,700,836	26,628,295

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of December 31, 2009 and 2008.

Income Taxes

The Company accounts for income taxes in accordance with ASC No. 740, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized (see Note 7).

The Company also complies with the provisions of the ASC No. 740-10 (formerly FIN No. 48 “Accounting for Uncertainty in Income Taxes”.  The regulation prescribes a recognition threshold and measurements process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  The regulation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company adopted ASC 740-10 (formerly FIN 48) effective January 1, 2007 and its adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

Derivative Financial Instruments

The Company’s derivative financial instruments include freestanding warrants and options to purchase the Company’s common stock.   The Company’s derivative liabilities relate solely to the CRC Acquisition agreement Class B, class D and class E warrants.  Under certain circumstances that would require the Company to settle these instruments in cash, and without regard to probability, the Company classifies of all these instruments as liabilities.  The Company adjusts these financial instruments to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of operations and comprehensive loss.

Fair Value Measurements

On January 1, 2008, the Company adopted FASB ASC 820-20-50 (formerly SFAS No. 157) “Fair Value Measurements”.  The FASB ASC provision defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements.  Fair value valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The provision classifies these inputs into the following hierarchy:

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (“ASC 805”).  ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC 805 also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations — Identifiable Assets, Liabilities and Any Non-controlling Interest (“ASC 805-20”).  ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  In circumstances where the acquisition date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount.  ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of this ASC to have any material impact on its consolidated financial statements.

In May 2009, the FASB issued general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The Company adopted these standards as of and for the year ending December 31, 2009.

Reclassifications

Certain amounts for the year ended December 31, 2008 have been reclassified in the comparative consolidated financial statements to be comparable to the presentation for the year ended December 31, 2009.   These reclassifications, along with certain income adjustments, are further described in Note 20.

 NOTE 3-           GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses in the amount of $12,292,104 and $15,495,349 for the years ended December 31, 2009 and 2008, respectively, and $42,062,378 for the cumulative period from July 19, 2002 (inception) to December 31, 2009. The Company also had negative cash flows from its operations in the amount of $4,866,873, $5,175,036, and $17,411,366 for the years ended December 31, 2009 and 2008, respectively, and for the cumulative period from July 19, 2002 (inception) to December 31, 2009.  Additionally, the Company has had no material revenue since inception.

Based on the Company’s current operating plan, total cash expenditures needed for the next twelve months are expected to exceed the Company’s cash of approximately $41,000 as of December 31, 2009.  The Company’s assessment of its cash needs may be affected by changes in the assumptions relating to the Company’s strategy, technological and engineering requirements in the development of its products as well as payroll, staff and administrative related matters.

On April 23, 2009, the Company, through a wholly-owned subsidiary, entered into a Joint Development Agreement pursuant to which the Company received $300,000 on May 22, 2009 and another $300,000  in April 2010 and upon a successful completion of Phase I of the Agreement and the beginning of Phase II the Company is to receive a $1,000,000 one-time engineering fee (See Note 14 – Commitments and Contingencies – Schlumberger Agreement).  On October 14, 2009, the Company entered into a licensing and purchasing agreement and received a $750,000 licensing fee (see Note 14 – Commitments and Contingencies – Universal Alternative fuels Agreement).

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

The Company has completed a development prototype fixed frequency microwave reactor system, named “Patriot-1” which it has used to demonstrate the decomposition of tires into diesel oil, combustible gas and carbon char.  During May 4-8, 2009 and June 8-11, 2009, the Company provided public demonstrations of the Patriot-1 to prospects, partners and dignitaries at its outside contract manufacturer’s facility (Ingersoll Production System) located in Rockford, Illinois and has since relocated the Patriot-1 to a new facility in North Carolina in April 2010.  As of December 31, 2009, the Company did not have any committed orders for its equipment.  (However, see Note 14 - with respect to an order for a development prototype machine received on October 14, 2009 from Universal Alternative Fuels, Inc.).  Management believes that it will take the Company approximately twelve months to deliver a system from the time the Company receives an order. Management currently anticipates that each order will be accompanied by a deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

The Company’s plans to address the expected cash shortfall are dependent upon its ability to raise capital or to secure significant sales orders of our system as a source of revenue.  Subsequent to the balance sheet date of December 31, 2009, the Company has raised approximately $2.0 million in cash from various equity and debt transactions.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations thus raising substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities in the normal course of business.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 4-	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2009 and 2008 were as follows:

	Estimated Useful Lives (Years)	2009	2008
Testing equipment	5 – 7	$493,906	$493,906
Vehicles	3 – 5	0	44,952
Office, future & computer equipment	3 – 5	132,079	57,362
Leasehold improvements	3	17,820	17,820
Phone equipment –Capital lease	3	32,432	32,432
Prototype – “Patriot-1”	3	1,352,986	930,079
	Total	2,029,223	1,576,551

Less accumulated depreciation and amortization		599,022	218,252
Net Property and Equipment		$1,430,201	$1,358,299

Depreciation expense charged to operations for the years ended December 31, 2009 and 2008, and the cumulative period July 19, 2002 (inception) to December 31, 2009, was $375,393, $98,909 and $657,246, respectively.

The prototype machine Patriot-1 was completed in second quarter 2009, prior to that it was consider Construction-in-progress.  In the second quarter of 2008, it was determined that some modifications were needed and some parts became obsolete, so a charge of $303,449 was taken to R & D expense at that time. The completed commercial prototype machine will be used to demonstrate the capabilities of the Technology and will not be sold.

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
December 31, 2009

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

	2009	2008

$75,000 Loan at 13.43%	$17,738	$33,475
$73,817 Loan at 8.71%	-	18,196

	17,738	51,671
Less current maturities	17,738	34,850

Loans payable, long-term	$-	$16,821

Aggregate future principal payments are $17,738 for the year ending December 31, 2010 and none for the years beyond 2010.

NOTE 7-  PROVISION FOR INCOME TAXES

At December 31, 2009 and 2008, the deferred tax assets consist of the following:

	2009	2008

Net operating loss carryforwards	$1,113,000	$467,000
Temporary difference due to start up costs	21,180,000	16,265,000

	22,293,000	16,732,000
Valuation allowance	(22,293,000)	(16,732,000)

Deferred tax assets, net of allowance	$-	$-

Deferred income taxes are recognized primarily for the temporary differences created on the timing of the reporting of various start up costs for financial statement and income tax purposes.  The Company has a net operating loss carryforward of approximately $2,783,000 for federal and state tax purposes.  This operating loss carryforward may be used to offset future taxable income through 2028.

The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  In addition, utilization of the net operating loss carry-forward may be limited based upon changes in ownership interests.  For the years ending December 31, 2009 and 2008, the Company’s effective tax rate differs from the federal statutory rate of 34% principally due to the effect of temporary differences created due to the timing of deductibility of a significant portion of the Company’s expenses.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 8 -      CAPITAL LEASES

In June 2008, the Company entered into a three-year capital lease related to the purchase of new phone equipment. At December 31, 2009, the total cost of the phone equipment is $32,432, and the accumulated depreciation is $17,117.  The lease payments are $1,293 per month. As of December 31, 2009, the minimum lease payments under the capital lease are as follows:

Year ending	Amount
2010	$15,516
2011	3,892

Total minimum lease payments	19,408
Less amounts representing interest	1,906

Present value of net minimum lease payments	17,502
Less current obligations	12,250

Long-term portion of obligation under capital lease	$5,252
NOTE 9 -	OPERATING LEASES

The Company has four separate lease agreements.  The Company leases two separate facilities in New Jersey.  (i)  The lab and office space in New Jersey under a lease agreement that commenced June 1, 2006, the monthly lease payments were $5,000 per month and the lease expired on May 31, 2009. The Company entered into a new lease on May 12, 2009 to rent only a portion of the current space, the monthly lease payments are approximately $1,700 per month and the lease expires on May 31, 2012, (see Note 22 - subsequent events).  (ii) The Company also leases manufacturing space in Rockford, Illinois under a lease agreement that commenced May 1, 2008, the monthly lease payments are $2,703 per month and the lease expires on April 30, 2010.  (iii)In October 2008, the Company entered into a new lease for office space in New Jersey, and a deposit of $47,500 was made in October 2008.  The Company moved into the 5,124 square feet of office space in March 2009.   The lease is for five years with monthly payments beginning at $6,567 per month and the lease expires April 2014.  (iv) The Company entered into a new lease for lab space and office space for new corporate headquarters in North Carolina in March 2010.   The lease is for five years with monthly payments beginning at $13,613 per month and the lease expires March 2015.   With all leases, the Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

Rent expense for the years ended December 31, 2009 and 2008, and for the cumulative period July 19, 2002 (inception) to December 31, 2009 was approximately $151,000, $85,000 and $399,000, respectively.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

Minimum lease payments under the operating lease are approximately as follows:

Year Ending December 31,
2010	234,000
2011	270,000
2012	265,000
2013	263,000
2014	201,000
2015	45,000

$1,278,000

NOTE 10 -     RELATED PARTY TRANSACTIONS

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

For the years ended December 31, 2009 and 2008, and for the period from July 19, 2002 (inception) to December 31, 2008, the Company has made payments directly to Pringle, Lois Pringle (as former CEO), and other persons related to Pringle of approximately $0, $4,000, and $408,000, respectively.  Of the cumulative amount since inception, approximately $351,000 were payments for services provided to the Company, and the remainder of $57,000 were for reimbursement of expenses.

The Company has engaged Clark Resources, Inc. (“Clark”), a governmental relations consulting firm located in Harrisburg, Pennsylvania, to provide consulting services with respect to governmental issues concerning permits and funding.  The Company has a monthly retainer agreement with Clark and for the years ended December 31, 2009 and 2008, and for the cumulative period July 12, 2002 (inception) to December 31, 2009, paid Clark Resources a total of $15,000, $60,000, and $169,670, respectively.  The president and CEO of Clark is Frederick A. Clark, who has served as a director of the Company since December 2006.  On March 8, 2010, Mr. Clark resigned as a member of the Board of directors (see Note 22-Subsequent events).

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

In November 2007, the Company entered into a six month consulting agreement with Worldwide Strategic Partners, Inc. (“Worldwide”), a corporation in which General Lincoln Jones III, one of our directors, has an ownership interest in excess of ten percent. The consulting agreement was executed and delivered approximately six-months before General Jones became a director of our Company. Subsequent to the execution of the consulting agreement with Worldwide, the Company issued a total of 150,000 shares of its common stock to Worldwide and its assignees valued at $448,000 through June 30, 2008, of which 31,250 shares were distributed to General Jones. On May 26, 2008, the Company and Worldwide terminated the November 2007 consulting agreement by agreeing to pay Worldwide a total of 275,000 shares of its common stock for services rendered, inclusive of the 150,000 shares previously issued. The residual expense of $281,250 associated with consulting services was recorded to the consolidated statement of operations and comprehensive loss in general and administrative expenses in the third quarter of 2008.  On May 26, 2008, the Company entered into a new five-year consulting agreement with Worldwide expiring on May 26, 2013, pursuant to which Worldwide will identify potential acquisition candidates or joint venture partners for the Company, and upon closing a transaction with any such candidate, the Company will pay Worldwide a fee based upon a percentage of the value of the transaction beginning with 5% of the first $1,000,000 dollars, and declining 1% for each successive $1,000,000 increase in transaction value until Worldwide receives 1% of the transaction value in excess of $4,000,000.  On March 8, 2010, General Jones III resigned as a member of the Board of directors (see Note 22-Subsequent events).

On September 4, 2008, the Company entered into a consulting agreement with Paul Sweeney for services relating to investor relations and other investment banking services.  On September 8, 2008, the Company issued 1,500,000 shares of its common stock to Mr. Sweeney valued at $1,440,000 for his consulting services.  The Company recorded an expense of $960,000, for the year ended December 31, 2009 and $480,000 for the year ended December 31, 2008 respectively in the consolidated statements of operations and comprehensive loss for the twelve month periods ended December 31, 2009.   Mr. Paul Sweeney has served as a director of the Company since August 2008.

On October 1, 2008, the Company entered into a four month consulting agreement with LP (Origination) Limited (“LP”), a company incorporated in the United Kingdom, to provide consulting services relating to the oil and gas industries.  The Company issued 100,000 shares of its common stock to LP on October 7, 2008 for payment of these consulting services, and  $37,250 of the total charge of $149,000 was recorded as prepaid services on the condensed consolidated balance sheet at December 31, 2008.  The president of LP is Peter A. Worthington, who has served as a director of the Company since August 2008.  On May 28, 2009, the Board of Directors of the Company appointed Mr. Worthington as Interim Chairman of the Board of Directors.  On July 6, 2009, the Board of Directors appointed Mr. Worthington as the Company’s Chief Executive Officer.  In addition to the common shares issued to LP, the Company also paid a fee in December 2008 in the amount of $90,000 to Mr. Worthington for the services provided under the agreement.  On May 11, 2009, the Company entered into another consulting agreement with LP with an effective date of April 7, 2009, pursuant to which LP has agreed to perform management advisory, strategic planning and other consulting services as the Company may request from time to time for a term ending on April 6, 2010, in return for (i) a payment of $100,000 conditioned upon and to be paid after a specified amount of sales have been made and for which LP had some significant involvement as set forth in the consulting agreement, and (ii) 300,000 shares of the Company’s common stock, which  was  issued on May 12, 2009.  The latest consulting agreement may be renewed by either party for an additional one year term.   For the twelve months periods ended December 31, 2009, a charge of approximately $492,250, respectively was made to operations with respect to consulting expense, which is reflected in general and administrative expenses on the consolidated statements of operations and comprehensive loss. Mr. Worthington did not collect a salary for his work as interim CEO and Chairman of the Board of directors, he was only reimbursed for living and travel expenses on behalf of the Company but the Company did record an accrual and an expense of $45,000 for projected compensation costs for his services as CEO and Chairman of the Board of directors. On November 11, 2009, Mr. Worthington resigned from the position of Chief Executive Officer of the Company as well as from its Board of Directors, including as Interim Chairman of the Board. On December 15, 2009, the Board of Directors awarded Mr. Worthington 200,000 warrants of the Company’s common stock with an exercise price of $.40 per share, an expense of $93,836 was recorded to the consolidated statement of operations and comprehensive loss for the year ended December 31, 2009, these warrants were not excisable until April 7, 2010, and expire on April 7, 2012.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

During the twelve months year ended December 31, 2009 Jonathan Simon, a member of the Board of Directors since 2007, incurred expenses in the amount of $54,900 on the behalf of the Company.  The Company recorded an accrual to accounts payable and expensed $54,900 to the financial statements for the year ended December 31, 2009, (see Note 22 – subsequent events for details on settlement).

On November 11, 2009, the Board elected Mr. Brian Ettinger to the Board of Directors of the Company and appointed him as the Chairman of the Board, filling the vacancy created by the resignation of Mr. Worthington.   Mr. Ettinger, a consultant to the Company since 2008, currently serves as the CEO and General Counsel for Worldwide Strategic Partners, Inc. (“WSP”).  General Lincoln Jones III, a former director of the Company, owns in excess of ten percent of WSP.  The Company currently has a consulting agreement in place with WSP.  Since January 1, 2008, in connection with consultant services provided by Mr. Ettinger to the Company, the Company issued to Mr. Ettinger the following securities: (i) on June 13, 2008, the Company issued 57,500 shares of its Common Stock to Mr. Ettinger as payment for consulting services rendered valued at $129,375; (ii) on October 1, 2008, the Company issued to Mr. Ettinger warrants to purchase 300,000 shares of its Common Stock in partial payment of consulting services to be performed, which warrants have an exercise price of $2.00, with 100,000 warrants vesting on each of June 10, 2009, January 10, 2010 and June 10, 2010; (iii) on October 31, 2008, the Company issued 150,000 shares of its Common Stock to Mr. Ettinger for consulting services rendered valued at $232,500; (iv) on April 1, 2009, the Company issued to Mr. Ettinger warrants to purchase 200,000 shares of its Common Stock in partial payment of consulting services to be performed, which warrants have an exercise price of $1.10 per share and expire on varying dates ranging from January 10, 2012 to June 10, 2012; and (v) on April 22, 2009, the Company issued 225,000 shares of its Common Stock to Mr. Ettinger for consulting services rendered valued at $254,250.   On December 15, 2009, the Company issued Mr. Ettinger 250,000 shares of its Common Stock for consulting services rendered in November 2009, the services were valued at $145,000 using the closing day stock price and recorded to the financial statements.   Also on December 15, 2009 the Company issued Mr. Ettinger 150,000 shares of its Common Stock for becoming the Company’s Chairman of the Board of Directors, an expense of $87,000, using the closing day stock price, was recorded to the statement of operations and comprehensive loss for the year ended December 31, 2009.   On January 1, 2010, the Company entered into another Consulting Services Agreement with Brian Ettinger, the Chairman of the Board of Directors of the Company.  Pursuant to the Consulting Services Agreement, (A) Mr. Ettinger agreed to provide the Company with certain consulting services outside his duties as Chairman of the Board of Directors of the Company and (B) as compensation for the consulting services to be provided by Mr. Ettinger pursuant to the Consulting Services Agreement, the Company agreed to issue to Mr. Ettinger (i) 375,000 shares of its Common Stock (valued at $0.58 per share, the last sale price per share of the Company’s Common Stock as reported by the Pink Sheets on December 31, 2009), which shares may be required to be assigned back to the Company in the event of the termination of the Consulting Services Agreement under certain circumstances, and (ii) warrants to purchase a total of 500,000 shares of the Company’s Common Stock at an exercise price of $0.58 per share, half of which warrants vest on each of July 1, 2010 and January 1, 2011 and which warrants are exercisable for a 24 month period following the respective vesting dates. On July 16, 2010 Mr. Ettinger resigned as Chairman of the Board of Directors and the Company entered into a new consulting service agreement with Mr. Ettinger (See note 22, subsequent events).

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

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

In 2006, the Company issued 11,145,225 shares of its common stock and 35,236,188 shares of its Preferred Stock A in the Mobilestream Transaction (see Note 1).  Mobilestream owned 37,500,000 shares of the Company’s common stock which was cancelled as part of the Mobilestream Transaction. 35,231,188 shares of the  Preferred Stock A was converted into common stock during 2008 and the remaining 5,000 shares of the Preferred Stock A was converted to common stock in January 2009 (see Preferred Stock below for details of the transactions).

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

Common stock financing

During the year ended December 31, 2009, the Company issued 250,000 shares of common stock at an average of approximately $0.50 per share for a total of $125,830 in cash.  The issuance with a private investor and were sold at a discount on the market price.

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

On December 21, 2007, the Company and Professional Offshore Opportunity Fund, Ltd. (“POOF”) entered into a common stock purchase agreement pursuant to which the Company sold 1,000,000 shares of its common stock to POOF for $1,000,000. As part of the common stock purchase agreement, the Company and POOF deposited an additional 250,000 shares and $250,000, respectively, into escrow with POOF having the option to purchase the shares.   On June 23, 2008, POOF exercised its option to purchase the additional 250,000 shares for $250,000.  Also, as part of the same transaction, the Company issued 625,000 warrants to purchase shares of its common stock to POOF with an exercise price of $1.50. The warrants contained a cashless exercise provision and on July 3, 2008, POOF converted all of the warrants through a cashless exercise for 325,957 shares of the Company’s common stock. Under the common stock purchase agreement, the Company deposited 650,000 shares of its common stock in escrow to be delivered to POOF if the Company did not have a registration statement for the shares of common stock and warrants it had sold to POOF declared effective by the Securities and Exchange Commission (“SEC”) on or before June 30, 2008. The Company did not fulfill that condition, and the 650,000 shares of its common stock were delivered to POOF on June 30, 2008. The Company recognized an expense in the accompanying 2008 consolidated statement of operations and comprehensive loss in the amount of $1,358,500 related to the penalty.

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
December 31, 2009

Common stock issued for services to non-employees

During the year ended December 31, 2009, the Company issued a total of 2,699,000 shares of its common stock to non-employees for services rendered during the year or to be rendered.  These services were valued at $2,431,050.   Included in the 2,699,000 shares of common stock issued to non-employees is 850,000 shares for services to be provided through December 2010.  The unamortized amount of prepaid services at December 31, 2009 is $577,250 (see Note 13).  The Company recorded $1,853,800 as general and administrative expenses related to these issuances in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2009.  The Company also issued 1,050,000 shares of common stock to a former employee as part of a severance agreement, the value of the stock issue was $1,134,000 (see Note 14).

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
December 31, 2009

From July 19, 2002 (inception) to December 31, 2005, the Company (as CRC), issued 50,000 shares of its common stock as a charitable contribution.  This transaction was valued at $1 per share, or $50,000 in total, and was recorded as general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

Common stock issued for services to employees

The Company issued common stock under the “2008 Employee Compensation and Stock Option Plan”.  A total of 550,000 shares were issued during the year ended December 31, 2009, and were valued at $319,000. This amount was expensed as salaries in general and administrative expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2009.

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
December 31, 2009

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

On December 31, 2006, the Company issued 35,236,188 shares of Preferred Stock A in the Mobilestream Transaction (see Note 1). Preferred Stock A had voting rights to elect a majority of the Board of Directors as long as the Preferred Stock A remained outstanding.  In the event of the liquidation, dissolution, or winding-up of the Company, the holders of the Preferred Stock A were entitled to receive a preferred distribution of $.001 per share, before any distribution to holders of any junior series of preferred stock or the common stock.   In June 2008, Pringle converted 1,791,064 shares of Preferred Stock A into 895,532 shares of common stock.  Preferred Stock A had rights to convert one share of preferred stock into one-half of one share of the Company’s common stock.  In August 2008, Pringle converted an additional 33,440,124 shares of Preferred Stock A into 16,720,062 shares of common stock.  The remaining 5,000 shares of Preferred Stock A, held by a person related to Pringle, was converted to common stock on January 6, 2009.

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

Warrants

During the period from July 19, 2002 (inception) to December 31, 2009, the Company granted two types of warrants: (a) Purchase warrants – sold in conjunction with the sale of common stock and (b) Compensation warrants – grants to non-employee consultants for services provided or to be provided.  Warrants issued in association with the sale of common stock have no related expense, and accordingly no effect on the Company’s results of operations. Fair value for each warrant is calculated using the Black-Scholes option-pricing model and a debit and credit is recorded to additional paid-in capital.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

 For Compensation warrants, the Company records the expense of options granted to non-employee consultants for services based on the estimated fair value of the warrants using the Black-Scholes option-pricing model on the grant date.  The Company believes that the estimated fair value of the warrants is more readily measurable than the fair value of services rendered.

The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	July 19, 2002 (inception) to December 31, 2009

Dividend yield	0%	0%	0%
Expected volatility	115%-168%	117%-159%	100% - 240%
Risk-free interest rate	0.78%-2.89%	1.61%-2.93%	0.78% - 4.97%
Expected life	2-7 years	.5-5 years	.5 - 7 year
Expected forfeiture rate	0%	0%	0%

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

A summary of the status of the Company’s stock warrants from July 19, 2002 (inception) to December 31, 2009 is as follows:

	Warrants	Range of Exercise Price	Weighted Average Exercise Price

Granted	42,600	$9.00	$9.00

Balance at December 31, 2002	42,600	$9.00	$9.00

Granted	519,800	$9.00	$9.00

Balance at December 31, 2003	562,400	$9.00	$9.00

Granted	917,645	$2.75 - $9.00	$5.01

Balance at December 31, 2004	1,480,045	$2.75 - $9.00	$6.52

Granted	2,082,042	$2.75 - $4.00	$2.86
Cancelled	(893,920)	$9.00	$9.00

Balance at December 31, 2005	2,668,167	$2.75 - $9.00	$2.84

Granted	33,909,407	$2.75 - $4.75	$4.27
Cancelled	(2,668,167)	$2.75 - $4.75	$3.01

Balance at December 31, 2006	33,909,407	$2.75 - $4.75	$4.41

Granted	2,069,606	$.80 - $4.00	$1.78
Cancelled	(23,500,000)	$4.75	$4.75
Exercised	(150,000)	$1.65 - $2.00	$1.83

Balance at December 31, 2007	12,329,013	$.80 - $4.75	$3.34

Granted	10,974,282	$1.35 - $4.00	$1.96
Cancelled	(1,002,500)	$1.50 - $2.50	$1.50
Exercised	(875,000)	$1.65 - $2.00	$1.60

Balance at December 31, 2008	21,425,795	$.80 - $4.75	$2.79

Granted	1,075,041	$.40 - $2.50	$1.11

Balance at December 31, 2009	22,500,836	$.40 - $4.75	$2.71

Exercisable at December 31, 2008	10,716,388		$2.00

Exercisable at December 31, 2009	11,266,429		$1.97

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at 12/31/09	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable 12/31/09	Weighted Average Exercise Price
$0.40	200,000	3.33	$0.40	-	$0.40
$0.80	400,000	0.25	$0.80	400,000	$0.80
$0.85	200,000	1.91	$0.85	200,000	$0.85
$1.02	60,000	4.17	$1.02	60,000	$1.02
$1.04	30,000	4.24	$1.04	30,000	$1.04
$1.10	225,000	1.31	$1.10	25,000	$1.10
$1.35	20,000	3.87	$1.35	20,000	$1.35
$1.50	300,000	1.16	$1.50	75,000	$1.50
$2.00	9,837,782	0.10	$2.00	9,637,782	$2.00
$2.25	25,000	3.73	$2.25	25,000	$2.25
$2.50	350,041	0.29	$2.50	350,041	$2.50
$2.63	6,000	3.11	$2.63	6,000	$2.63
$2.75	5,734,546	1.00	$2.75	428,606	$2.75
$2.83	9,000	3.39	$2.83	9,000	$2.83
$4.00	1,397,600	1.00	$4.00	-	$4.00
$4.75	3,705,867	1.00	$4.75	-	$4.75

	22,500,836		$2.71	11,266,429	$1.97

Purchased warrants

During the year ended December 31, 2009, no purchase warrants were issued in conjunction with the sale of common stock.

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
December 31, 2009

On July 3, 2008, the 625,000 warrants issued to POOF were exercised in a cashless transaction resulting in the issuance of 325,957 shares of common stock.

CRC and Mobilestream Warrants (Derivative Liabilities)

In conjunction with the CRC Acquisition Agreement and the Mobilestream Acquisition Agreement (together, “the 2006 Acquisition Agreements”) (see Note 1 – Nature of Business and Basis of Presentation), the Company issued common stock purchase warrants (“Acquisition Warrants”).   The Acquisition Warrants consisted of 3,908,340 Carbon Recovery Class B Acquisition Warrants (“Class B Warrants”), 1,397,600 Carbon Recovery Class D Acquisition Warrants (“Class D Warrants”), 1,397,800 Carbon Recovery Class E Acquisition Warrants (“Class E Warrants”)  and 27,205,867 Mobilestream Acquisition Warrants, of which 23,500,000 Mobilestream Acquisition Warrants were issued directly to Mr. Frank Pringle and on October 23, 2007, the Company cancelled the 23,500,000 Mobilestream Acquisition Warrants which were voluntary return to the Company by Mr. Pringle.  The Class B Warrants and the Class D Warrants each have an exercise price of $2.75 and had an original expiration date of September 21, 2007.   The Class  E warrants have an exercise price of $4.00 and had an original expiration date of September 21, 2007.  The Mobilestream Acquisition Warrants have an exercise price of $4.75 and had an original expiration date of December 31, 2007.  On September 21, 2007, the Board of Directors extended the expiration date of all of the Acquisition Warrants to December 31, 2007 and on December 31, 2007, the expiration date was further extended until December 31, 2008.  In November 2008, the Board of Directors amended the expiration date to 120 days subsequent to the effective date of a successful registration statement filed with the SEC covering the Acquisition Warrants.   On July 13, 2009, the Board of Directors extended the expiration date of all of the Acquisition Warrants to March 31, 2010.  As of December 31, 2009 and through the date of this filing, the Company has not had registration statements with respect to any of the Acquisition Warrants declared effective by the SEC.  On January 19, 2010 the Board of Directors again extended the expiration date of all the Acquisition Warrants to December 31, 2010.

Pursuant to the 2006 Acquisition Agreements, the Acquisition Warrants must be held in liquidating trusts for the benefit of their beneficiaries indefinitely until they are registered or an exemption from such registration is available.  Further, unless the underlying shares have been registered, the trustees of the liquidating trusts may serve written demand on the Company that the shares issuable upon exercise of the Acquisition Warrants held by the trusts be registered.  The 23,500,000 Mobilestream Acquisition Warrants issued directly to Mr. Pringle were not held in a liquidating trust as required by the terms of the Mobilestream acquisition agreement.  Although these warrants were not held in the liquidating trust, the Company believes that they should still be subject to the terms of the Mobilestream acquisition documents and, accordingly, were included in the computation of derivative liabilities as discussed below before they were cancelled on October 23, 2007.

The Company analyzed the Acquisition Warrants in conjunction with the 2006 Acquisition Agreements as potential derivative financial instruments. Since the trustees of the liquidating trusts can serve written demand on the Company that the shares issuable upon the exercise of the Acquisition Warrants held by the trusts be registered and the 2006 Acquisition Agreements (i) do not specify any circumstances under which net-cash settlement would be permitted or required and (ii) do not specify how the contract would be settled in the event the Company is unable to deliver registered shares, the Acquisition Warrants do not meet all of the conditions required for equity classification.  Since the Acquisition Warrants are required to be registered, the Company is required to classify them as derivative liabilities at the time of the respective effective dates of each of the 2006 Acquisition Agreements.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

As derivative liabilities, the Acquisition Warrants are measured at fair value at each reporting period (marked to market) with gains and losses being recognized in earnings.  The Acquisition Warrants continue to be accounted for as derivative liabilities until a reclassification event such that the warrants are exercised, cancelled, or expire.  Upon a reclassification event, the Acquisition Warrants would be reclassified from liability back to equity after a mark to market adjustment immediately prior to the reclassification event.  The Company calculates fair value of the Acquisition Warrants using a Black-Scholes option pricing model (see 2nd table below for underlying assumptions).

The impact of the derivative financial instrument treatment of these warrants on the Company’s financial statements as of December 31, 2006, 2007, 2008 and 2009 for the years then ended are as follows:

Date	Transactions	Derivative liability on Consolidated balance sheet		Additional paid in capital		Consolidated statement of operations
	2006 activity
9/22/2006	Acquisition by GRC (Shell) of Carbon Recovery Corporation		$1,257,647	$	(1,257,647)
12/31/2006	Acquisition by GRC of Mobilstream Oil, Inc.		14,881,881		(14,881,881)
12/31/2006	Total year re-valuation of Derivative liability		764,483			(764,483)

	Balance at December 31, 2006		16,904,011		(16,139,528)	(764,483)

	2007 activity
10/22/2007	Cancelation of 23,500,000 warrants, a related party (Pringle)		(2,187,850)		2,187,850
12/31/2007	Total year re-valuation of Derivative liability		(3,765,492)			3,765,492

	Balance at December 31, 2007		10,950,669		(13,951,678)	3,765,492

	2008 activity
12/31/2008	Total year re-valuation of Derivative liability		(9,358,835)			9,358,835
	Balance at December 31, 2008		1,591,834		(13,951,678)	9,358,835

	2009 activity
12/31/2009	Total year re-valuation of Derivative liability		(1,591,834)			1,591,834

	Balance at December 31, 2009	$	— 0 —		(13,951,678)	1,591,834

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

The following table shows the variables used in the Black-Scholes option pricing model calculation use to determine the fair values for the derivative liability above:

Warrants	Date	Exercise Price	Market Price of Underlying Common Stock	Expected Volatility Rate	Risk Free Interest Rate	Expected Remaining Life
CRC B & D	Issuance date	$2.75	$1.20	100%	4.97%	1 year
CRC E		$4.00	$1.20	100%	4.97%	1 year
Mobilestream		$4.75	$1.69	150%	4.94%	1 year

CRC B & D	12/31/2006	$2.75	$1.69	100%	4.94%	9 months
CRC E		$4.00	$1.69	100%	4.94%	9 months
Mobilestream		$4.75	$1.69	150%	4.94%	1 year

CRC B & D	12/31/2007	$2.75	$3.30	134%	3.26%	1 year
CRC E		$4.00	$3.30	134%	3.26%	1 year
Mobilestream		$4.75	$3.30	134%	3.26%	1 year

CRC B & D	12/31/2008	$2.75	$1.07	140%	0.49%	10 months
CRC E		$4.00	$1.07	140%	0.49%	10 months
Mobilestream		$4.75	$1.07	140%	0..49%	10 months

CRC B & D	12/31/2009	$2.75	$0.58	.84%	0.41%	3 months
CRC E		$4.00	$0.58	.84%	0.41%	3 months
Mobilestream		$4.75	$0.58	.84%	0.41%	3 months

In the calculations above, a 0% dividend yield was used.

Compensation warrants

On August 5, 2009 the Company issued an aggregate of 25,000 warrants in connection with the compensation to Board of Directors.  The warrants have exercise prices of $1.10 and expire on August 5, 2014.  An expense of $24,519 was charged to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for year ending December 31, 2009.  The fair value of the warrants was determined using the Black-Scholes option-pricing model.

On March 27, 2009 the Company issued an aggregate of 30,000 warrants in connection with the compensation to Board of Directors.  The warrants have exercise prices of $1.04 and expire on March 27, 2014.  An expense of $27,119 was charged to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for year ending December 31, 2009.  The fair value of the warrants was determined using the Black-Scholes option-pricing model.

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

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

Global Resource Corporation
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

Employee Options

On December 15, 2009  the Company authorized 3,000,000 common stock options to the new Chief Executive Officer of the Company.  The 3 million common stock option award has a performance condition that the Company raise $2 million dollars of capital infusion and enter into a business relationship to sell a one unit of the Company’s 1 ton machine.  The Company concluded that it is probable that it will achieve this milestone of raising $2 million dollars and selling a one 1 ton machine within the next twelve months.  The Company has determined that a requisite service period to achieve the performance condition is twelve months and accordingly will amortize the fair value of the 3 million options over this service period, beginning December 15, 2009 and ending December 15, 2010.  Per FASB ASC 718 stock-based compensation, since the Company has concluded that it is probable that the performance condition will be achieved the Company will recognize a compensation cost for award during the service period.  A fair value of approximately $1,718,773 was calculated using the Black-scholes valuation method,  the excise price use was $0.58 per share the close price of the Company’s common stock on December 15, 2009, the expected life of the options three years, volatility was 288.5%, risk free rate 1.38%.  For the year ended December 31, 2009, a half of months expense in the amount of $71,600 was record to the consolidated statement of operations and comprehensive loss and to the consolidated equity statement to additional paid in capital account.

On February 19, 2009, the Company granted 75,000 common stock options to an employee.  These options have an exercise price of $1.27, and expire on February 19, 2019.  The options vest one-third on the one year anniversary of the grant date, one-third on the two year anniversary of the grant date one-third on the three year anniversary of the grant date.  These options were granted under the Company’s 2008 Incentive Stock Option Plan, as amended, and are subject to stockholders’ approval of an Amendment to the Plan, increasing the number of shares available for issuance. No expense has yet to be recorded for the unapproved options.

On January 29, 2009, the Company granted 35,000 common stock options to staff employees.  These options have an exercise price of $1.02, an expiration date of ten years from grant date and become fully vested on July 1, 2009.  These options were granted under the Company’s 2008 Incentive Stock Option Plan, as amended and are subject to stockholders’ approval of an Amendment to the Plan, increasing the number of shares available for issuance. No expense has yet to be recorded for the unapproved options.

On September 23, 2008, as part of a series of employment term sheets, the Company authorized the grant of a total of 8,500,000 stock options to four key executives. 5,000,000 of those stock options were granted to Eric Swain, the Company's Chief Executive officer.  The other 3,500,000 stock options were granted to three other officers of the Company and remain subject to stockholders’ approval of an amendment to the Company's stock option plan increasing the number of authorized shares available for issuance under the plan.  All of these options have an exercise price of $1.18 per share and expire ten years after the vesting date.  1,000,000 of Mr. Swain’s options vested immediately and the balances were scheduled to vest in equal annual installments of 1,000,000 options on September 23, 2009 and on each anniversary thereafter for the three years thereafter.   On July 6, 2009, Mr. Swain’s employment with the Company was terminated and a subsequent severance agreement was entered into between the Company and Mr. Swain on October 2, 2009.   As part of the severance agreement, 2,000,000 of Mr. Swain’s options were cancelled.   (See Note 14 – Commitments and Contingencies – Severance Agreements).   The assumptions used in the Black-Scholes option-pricing model used to determine the fair value of the options are: a dividend yield of 0%; an expected volatility rate of 123.5%; a risk-free interest rate of 2.93%; and an expected life of approximately six years. Expected forfeitures were estimated to be 0%.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

On February 9, 2010 the Company entered into an agreement with Mr. Jeffrey Andrews to exchange the 1,000,000 previously granted employee stock option which were subject to shareholders approval for Company warrants.  Mr. Andrews was issued 1,000,000 warrants with an exercise price of $1.18 per share, of these warrants 400,000 are exercisable immediately and the 600,000 remaining become excerisable on January 31, 2011, except that the remaining warrants will become immediately exercisable in full in the event that the Company terminates the consulting services of Mr. Andrews at any time after six months.   The warrants have an expiration date of January 31, 2013.

On April 27, 2009, with the retirement of Mr. Wayne Koehl, 600,000 of his options still waiting stockholders’ approval were cancelled (see Note 14 for details). Of the combined 2,900,000 options granted to Mr. Koehl and the two other executives, one-fifth of these options will vest immediately upon approval of the amendment of the Company’s stock option plan, and the remainder are scheduled to vest one-fifth on September 23, 2009, and an additional one-fifth on each anniversary thereafter, for the next three years, provided that the executives are employed by the Company at each vesting date, or the options are subject to the terms of a retirement or severance agreement.  On February 4, 2010 the Company entered into an agreement to exchange previously granted  employee stock options which were subject to shareholders approval for  Company  warrants.  Mr. Koehl was issued 400,000 warrants with an exercise price of $1.18 per share in exchange for the 400,000 options, these warrants are exercisable immediately and have an expiration date of December 31, 2018.

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

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

A summary of the status of the Company’s outstanding employee stock options as of December 31, 2009 is as follows:

	Number of Option Shares	Weighted Average Exercise price	Number of Vested Option shares
Options from July 19, 2002 (inception) to December 31, 2004	-	$-	-
Granted	200,000	$1.00	50,000
Options as of December 31, 2005	200,000	$1.00	50,000
Options as of December 31, 2006	200,000	$1.00	100,000
Options as of December 31, 2007	200,000	$1.00	150,000
Granted	5,000,000	$1.18	1,000,000
Exercised		$-	-
Forfeited/expired	-	$-	-
Outstanding at December 31, 2008	5,200,000	$1.18	1,200,000
Granted	3,000,000	$0.58	-
Exercised	-	$-	-
Forfeited/expired	(2,000,000)	$-	-
Outstanding at December 31, 2009	6,200,000	$0.88	3,200,000

The 3,460,000 options (for eight employees and one former employee) awaiting stockholder approval are not included in summary table above because options under an arrangement that is subject to shareholder approval are not deemed to be granted until that approval is obtained, unless approval is essentially a formality, which the Company has deemed not to be the case. Also see Note No. 22 subsequent events for new agreements on options awaiting stockholders’ approval

As of December 31, 2009, 3,200,000 options are vested and no options have been exercised. The weighted average exercise price is $0.88.

NOTE 12 -   DEPOSITS AND OTHER ASSETS

As of December 31, 2009 and 2008, the balance of deposits and other assets was $124,330 and $123,726, respectively.  At December 31, 2009, the deposits consist of a $45,000 investment in land acquired through the issuance of common stock in 2006, a $29,860 deposit made in August 2007 on a future lease for additional equipment, a $1,366 lease deposit for offices in Rockford, Illinois in April 2008, and a $47,500 deposit for newly leased offices in New Jersey in November 2008.

NOTE 13-    PREPAID SERVICES

During the year ended December 31, 2009, the Company issued an aggregate 2,699,000 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $2,431,050, as that was deemed to be the more readily determinable value.  In the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2009, a charge to general and administrative expenses related to these agreements was made in the amount of $1,853,800.  The unamortized amount as of December 31, 2009 is $577,250.

During the year ended December 31, 2008, the Company issued an aggregate 2,050,000 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $2,232,500, as that was deemed to be the more readily determinable value.  In the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2008, a charge to general and administrative expenses related to these agreements was made in the amount of $808,625.  The unamortized amount as of December 31, 2008 is $1,423,875.  Also in October 2008, the Company paid two consultants a total of $215,000 in cash for services to be provided over the next six months. A charge of $130,000 was expensed to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2008, $85,000 is the unamortized amount associated with these cash transactions. The total unamortized amount as of December 31, 2008 is $1,508,875.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

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

NOTE 14 -   COMMITMENTS AND CONTINGENCIES

Severance Agreement

On July 6, 2009, the Company terminated the employment of Eric Swain, its Chief Executive Officer, and removed him from the Company’s Board of Directors.  On October 2, 2009, the Company finalized a Severance Agreement with Mr. Swain (the “Swain Severance Agreement”).  The Swain Severance Agreement replaced the prior terms of employment  that the Company had with Mr. Swain.  Pursuant to the terms of the Swain Severance Agreement, among other things, (a) of the options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $1.18 per share previously granted to Mr. Swain, Mr. Swain shall retain 1,000,000 that previously vested, 1,000,000 that will vest on December 1, 2009 and 1,000,000 that will vest on December 1, 2010, the remaining 2,000,000 being cancelled, (b) the Company has agreed, subject to Mr. Swain’s continued compliance with the terms of the Swain Settlement Agreement, (i) to pay to Mr. Swain certain bonuses, if earned, payable to him under the prior terms of his employment through January 6, 2011, and (ii) to issue to Mr. Swain an aggregate of 2,250,000 shares of its common stock on certain dates starting on October 6, 2009 and ending on October 6, 2011, of which 1,800,000 shares are to registered under the Securities Act of 1933 pursuant to an effective registration statement on Form S-8 filed on January 29, 2008 (“S-8 Shares”); (c) Mr. Swain has agreed not to sell more than 35,000 S-8 shares during any calendar week; (d) the Company will continue to provide full health insurance benefits to Mr. Swain through July 5, 2010;  and (e) the Company transferred to Mr. Swain the title of ownership of the Company’s car then in Mr. Swain’s possession.  In compliance with the terms of the Swain Severance Agreement, on October 5, 2009, the Company issued to Mr. Swain 450,000 restricted shares of its common stock .  In September of 2009, the Company recorded a severance expense of $3,654,714 for the payments to be paid by the Company to Mr. Swain pursuant to the Swain Settlement Agreement. For the options still to be delivered, the liability was revalued to its fair value at December 31, 2009 and the compensation expense was reduced by $568,000 in the financial statements. The expenses recorded were valued using the present value of expected future outflows. Subsequent to year end December 31, 2009 the Swain Severance Agreement was amended on January 26, 2010, the remaining 1.2 million shares of its registered common stock to be issued on future dates in 2010 and 2011 was replaced by issuing Mr. Swain 1.4 million shares of its restricted common stock subject to SEC rule 144 on January 27, 2010, (see Note 22 subsequent events).

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

On November 12, 2008, the Company entered into a severance agreement with Pringle, and 888 Corporation, a New Jersey corporation owned directly or indirectly by Pringle (the "Severance Agreement").  The Severance Agreement replaces a prior consulting agreement with 888 Corporation, which was approved by the Board of Directors on May 21, 2008.  Pursuant to the Severance Agreement, the Company has agreed to pay Pringle $200,000 per year for the six-year period commencing on January 1, 2009 subject to Pringle and 888 Corporation’s continued compliance with the terms of the Severance Agreement. Pursuant to the Severance Agreement, Pringle has returned 225,000 shares of the Company’s common stock previously issued to him, and he resigned as a member of the Company's Board of Directors and in all other capacities. Pringle also agreed to restrict the amount of shares of the Company’s common stock that he or his affiliates may sell to the following amounts: an aggregate of 400,000 shares of the Company’s common stock in the three month period beginning February 1, 2009, an aggregate of 300,000 shares of the Company’s common stock in the three-month period beginning May 1, 2009 and an aggregate of 250,000 shares of Company’s common stock in any three-month period thereafter beginning with the three-month period beginning August 1, 2009. The foregoing restrictions remain in place until Pringle has less than 5,000,000 shares of Company’s common stock. Any transfers by Pringle in accordance with the foregoing restrictions remain subject to the Company's right of first refusal to purchase the stock. The Severance Agreement also provides for: (i) the immediate termination of the consulting agreement between the Company and 888 Corporation dated as of January 1, 2008 (though the Company has agreed to pay 888 Corporation the remainder of any payments otherwise due them through December 31, 2008); (ii) a nine year non-compete and non-solicitation agreement from Mr. Pringle; (iii) certain representations, warranties and covenants from Pringle and associated indemnification obligations; and (iv) mutual general releases and non-disparagement provisions.  The Company has recorded a charge in the amount of $1,200,000 charge to expense in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2008 related to the Severance Agreement.  The Company’s pledge of its pending patents as collateral for the payments to Pringle was eliminated.   On September 29, 2009, (i) the Company declined to exercise its right of first refusal to purchase a total of 950,000 shares from Mr. Pringle and (ii) the Company and Pringle agreed to amend the Severance Agreement with respect to the selling restrictions (the “Amendment”).  Pursuant to the Amendment, (i) Mr. Pringle agreed not to sell, assign, transfer, pledge or encumber more than 20,000 shares of the Company’s common stock per week commencing on September 28, 2009 and continuing for the following 78 weeks thereafter, (ii) any transfers of shares that Mr. Pringle agreed to make prior to September 28, 2009 would be made from the 950,000 shares that were permitted to be sold pursuant to the Severance Agreement prior to November 1, 2009 and (iii) in all other respects, the terms of the original Severance Agreement remain unchanged.   On January 7, 2010, subsequent to the year ending December 31, 2009, the Company entered into an addendum to severance agreement, the severance agreement was amended as follows:  (i) reduce the current monthly cash payments to $10,000 per month retroactively to December 2009, (ii) accruing the difference of $6,667 per month as a liability, (iii) in consideration for this forbearance the Company shall issue to Mr. Pringle on or before January 8, 2010, 100,000 shares of the Company’s common stock, (iii) pay a 100% of Mr. Pringle’s health insurance coverage for the 12 month period covering 2010; (iv) Once the Company has raised a total of $1.0 million dollars in new equity investments, the full payments to Mr. Pringle shall recommence as of the first month of the succeeding month and accrued liability shall be paid in six equal installments also beginning as of the first month of the succeeding month; (v) all restrictions of when Mr. Pringle can sell his stock are rescinded; (vi) the Company has had ample opportunity to investigate any claims of Mr. Pringle or a Pringle related party for which an offset would be made.  In May 2010 the Company has raised a total of $1.0 million dollars in new equity investments, consequently the full payments to Mr. Pringle shall recommence at $16,666 per month and the accrued liability will begin to be paid in six equal installments.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

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

Employment / Compensation Agreements

On December 15, 2009 the Board of Directors approved the compensation packages for the Chairman of the Board, the Chief Executive Officer and members of the Board of directors.  The compensation packages are contingent upon the Company achieving certain financial and operation milestones and are not effective until the Company reaches predetermined Milestones.   As of December 31, 2009 the company had not achieved any of the milestone levels. Definition of Milestone: Milestone 1 is defined as having the Company raising $2.0 million dollars of capital infusion and entering into a business agreement for the sale of a 1 ton production microwave unit machine.  Milestone 2 is defined as having the Company raising $5.0 million dollars of capital infusion (the $5.0 million dollars include the $2.0 million from milestone 1) and the enters into a business agreement for the sale of three 1 ton production microwave unit machines or one 3 ton production microwave unit machine.

Contingently approved compensation for the Chairman of the Board: When milestone 2 objective is achieved Mr. Brian Ettinger will receive (i) 100,000 shares of its unregistered (rule 144 shares) common stock shares each quarter.  If the average stock price remains above a $1.50 per share for three consecutive months, the 100,000 shares of common stock issued per quarter will increase to 200,000 shares of its common stock. (ii) 100,000 stock option shares each quarter.  If the average stock price remains above a $1.50 per share for three consecutive months, the 100,000 stock options shares issued per quarter will increase to 200,000 stock options. (iii) Mr. Ettinger is entitled to receive a bonus of 1.5% of the profit before taxes for any joint ventures and/or strategic alliances the Company enters into when the venture becomes operational.  (iv)  If the Company is sold for over $100,000,000 (not including a hostile takeover) during Mr. Ettinger’s tenure as Chairman of the Board, he is entitled to receive a 1.5% bonus of the net proceeds from the sale of the Company.  If Mr. Ettinger is terminated as Chairman of the Board of Directors without cause, Mr. Ettinger is entitled to 500,000 shares of its common stock and 1.0 million stock option shares valued at the stock price on the termination date.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

Contingently approved compensation for the Chief Executive Officer: When milestone 1 objective is achieved Mr. Ken Kinsella will receive (i) a compensation package of $300,000 a year, this compensation includes a salary of $277,200 per year, car allowance of  $900 per month and a living allowance of $1,000 per month, (ii) 3,000,000 stock options will be granted at the closing share price on the date that the milestone 1 is achieved and these stock options are 100% vested on the grant date and have a three year expiration date, an expense of $71,616 was recorded to the consolidated statement of operations and comprehensive loss (see note No. 11 above for detail under Employee options) (iv) Mr. Kinsella is eligible to receive health insurance coverage provided by the company.  (v) If Mr. Kinsella is terminated as CEO without cause, he will be entitled to an additional 2.0 million common stock options valued at the stock price on the termination date.  If the Company reaches a milestone 2 objective the Board of Directors may award Mr. Kinsella additional compensation at the discretion of the Board.

Contingently approved compensation for a member of the Board: When milestone 2 objective is achieved Mr. Paul Sweeney will receive (i) $25,000 per quarter for services he is currently providing as a consultant, (ii) a grant of 50,000 common stock shares (unregister-Rule 144 shares) each quarter and if the average stock price remains above a $1.50 per share for three consecutive months, the 100,000 shares of common stock issued per quarter will increase to 200,000 shares of its common stock,(ii) 100,000 stock option shares each quarter and if the average stock price remains above a $1.50 per share for three consecutive months, the 100,000 stock options shares issued per quarter will increase to 200,000 stock options:

Contingently approved compensation for a member of the Board: When milestone 2 objective is achieved Mr. Peter Worthington, former CEO  will receive (i) 100,000 of the Company’s common stock options values at closing market price on date issuance, exercisable up to 36 months from date of issuance, (ii) Mr. Worthington will receive $45,000 in cash for services render as CEO.

Contingently approved compensation based on the Company achieving milestone 2, the current compensation for Board of Directors of receiving 5,000 stock warrants for attending a board meeting will change to the following: (i) Chairman will receive $50,000 in cash based on approximately 20 days full time work per year comprising Board and shareholders meetings and general interaction with CEO, executive team, other directors and Company shareholders; (ii) Board members will receive $25,000 in cash based on approximately 10 days full time work per year comprising Board and shareholders meetings and general interaction with CEO, executive team, other directors and Company shareholders; (iii) if a Board member is a committee chairman will receive $3,000 per meeting held as per charter and if a Board member is a member of a committee will receive $2,500 per meeting as per charter;  (iv) for all Board members reasonable expenses will be reimbursed as approved by nominations and compensation committee.  (v) Board member will be entitled to receive a bonus of 1.5% of the profit before taxes for any joint ventures and/or strategic alliances the Company enters into when the venture becomes operational for five years;  (vi)  If the Company is sold for over $100,000,000 (not including a hostile takeover) during the Board members tenure, the member  is entitled to receive a 1.5% bonus of the net proceeds from the sale of the Company.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

On November 11, 2009, the Board of Directors approved the appointment of Mr. Ken Kinsella to the position of Chief Executive Officer (“CEO”) of the Company.  Mr. Kinsella is currently receiving the following compensation: A salary of $12,000 per month, a car allowance of approximately $900 per month, and a living allowance of approximately $1,000 per month for a total compensation of   approximately $167,000, per year. He is eligible to receive health insurance coverage provided by the company.

On November 11, 2009, the Board of Directors elected Mr. Brian Ettinger to the Board of Directors of the Company and appointed him as the Chairman of the Board of Directors for a one year term.  On December 15, 2009, the Company issued 150,000 shares of its common stock to Mr. Ettinger, (ii) the Company renewed a consulting agreement with Mr. Ettinger, pursuant to the consulting agreement Mr. Ettinger agreed to provide the Company with certain consulting services outside his duties as Chairman of the Board of Directors of the Company (see related party footnote No. 10 above for details of consulting agreement).

On July 6, 2009, the Board of Directors approved the appointment of Mr. Peter A. Worthington as its Interim Chairman of the Board and to the position of Chief Executive officer of the Company.  Mr. Worthington has been a member of the Board of Directors since August 13, 2008.  Mr. Worthington received no compensation for being interim chairman of the Board and CEO the Company other than being reimbursed for living and travel expenses.  The Company did accrue an expense of $45,000 for potential compensation to be agreed upon which was recorded the statement of operations as of December 31, 2009.  On November 11, 2009, Mr. Worthington resigned from the position of CEO as well as from its Board of Directors, including as Interim Chairman of the Board.  On December 15, 2009, the Board approved 200,000 common stock options with an option price of $.40, are vested immediately and have expire of three years from date of issuance for his efforts as interim Chairman of the Board  and CEO.  An expense of $45,000 was recorded to the statement of operation as of December 31, 2009.  The Board also determined that Mr. Worthington was owed $45,000 as salary compensation which can be paid upon the Company reaching a milestone objective of the Company raising or having available $5.0 million dollars of capital infusion.

On September 23, 2008, the Board of Directors approved employment letter agreements with (i) the president of the Company, Jeffrey Kimberly, (ii) the Chief Operating Officer (“COO”) of the Company, Wayne Koehl, and (iii) the CFO of the Company, Jeffrey Andrews. These letter agreements amended and restated the terms and conditions of employment of each of these executives of the Company.

Mr. Kimberly's employment letter provides for an employment term of five years at an annual salary beginning January 1, 2009 of $300,000, with an increase to $375,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to approval of the CEO of the Company and the Board of Directors. Subject to approval by the stockholders of the Company, Mr. Kimberly will be granted an option to purchase 1,500,000 shares of the Company’s common stock. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten years thereafter. Options for 300,000 shares of common stock shall vest immediately on September 23, 2008, and options for 300,000 additional shares of common stock shall vest on September 23rd of each successive year between 2010 and 2013 inclusive, provided that Mr. Kimberly is still employed on the relevant vesting date. These stock options are not deemed to be granted until stockholder approval is obtained. Mr. Kimberly will be entitled to receive bonuses of between 0.75% and 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones. The Company shall pay the monthly loan payments on Mr. Kimberly's car for two years and then pay off all of the remaining loan balance on this automobile provided he is still employed by the Company.  On March 25, 2010, the Company terminated Mr. Kimberly’s contract (see Note 22 subsequent events).

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

Mr. Andrews' employment letter provides for an employment term of five years at an annual salary for 2008 of $180,000, with an increase to $225,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to the approval of the CEO of the Company and the Board of Directors. Subject to approval by the stockholders of the Company, Mr. Andrews will be granted an option to purchase 1,000,000 shares of the Company’s common stock. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten years thereafter. Options for 200,000 shares of common stock shall vest immediately on September 23, 2008, and options for 200,000 additional shares of common stock shall vest on September 23rd of each successive year between  2010 and 2013 inclusive, provided that Mr. Andrews is still employed on the relevant vesting date. These stock options are not deemed to be granted until stockholder approval is obtained.  Mr. Andrews will be entitled to receive bonuses of between 0.75% and 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones.  Mr. Andrews shall also receive a monthly automobile allowance of $500.   On February 9, 2010 the Company entered into a consultant agreement (see Note 22 – Subsequent events below) with Mr. Andrews, this new consultant agreement replaces the prior terms of employment that the Company had with Mr. Andrews.

Mr. Koehl's employment letter provides for an employment term of five years at an annual salary for 2009 of $225,000, with an increase to $250,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to the approval of the CEO of the Company and the Board of Directors.  Subject to approval of the stockholders of the Company, Mr. Koehl will be granted an option to purchase 1,000,000 shares of common stock of the Company. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten years thereafter. Options for 200,000 shares of common stock shall vest immediately on September 23, 2008, and options for 200,000 additional shares of common stock shall vest on September 23rd of each successive year between 2010 and 2013 inclusive, provided that Mr. Koehl is still employed on the relevant vesting date. These stock options are not deemed to be granted until stockholder approval is obtained. Mr. Koehl will be entitled to receive bonuses of between 0.75% and 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones. Mr. Koehl shall also receive a monthly automobile allowance of $500. On April 27, 2009, the Company entered into a new agreement with Mr. Koehl.  This new agreement replaces the prior employment agreement discussed above.  Pursuant to the new agreement, Mr. Koehl no longer works for the Company, the Company has agreed to pay Mr. Koehl his current salary for a period of approximately six months, ending on October 31, 2009.  The new agreement also provides that:  (a) Mr Koehl will be entitled to receive a bonus based upon sales of equipment made by the Company solely to one certain customer;  (b) Mr. Koehl shall be entitled to retain the  options to purchase 200,000 shares of the Company’s common stock  previously granted which are vested but are subject to the shareholders approval and the options to purchase an additional 200,000 shares of the Company’s common stock previously granted, also subject to the shareholders approval, which were to vest on September 23, 2009 but shall now be immediately vested;  (c)  the Company will continue to provide medical coverage under the Company’s current health care benefits plan for period of approximately six months ending on October 31, 2009.  Thereafter Mr. Koehl shall be entitled to elect to continue such COBRA coverage for the remainder of the COBRA period, at Mr. Koehl’s own expense.  On February 4, 2010 the Company entered into an second agreement to exchange previously granted  employee stock option which were subject to shareholders approval for  Company  warrants.  Mr. Koehl was issued 400,000 warrants with an exercise price of $1.18 per share, this warrants are exercise immediately and have an expiration date of December 31, 2018, (see Note 22 subsequent events for details).

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

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

Mr. Swain will be entitled to receive bonuses, payable in the form of common stock or options to purchase common stock equal to 0.75% of the Company's gross profits on each sale of equipment over $25,000,000. Mr. Swain shall also receive a monthly automobile allowance of $900. The Company has agreed that, if Mr. Swain should incur costs (including legal expenses) arising from his previous employment, the Company would reimburse Mr. Swain for any such costs.  The Company has recorded a $560,000 charge in the accompanying 2008 consolidated statement of operations and comprehensive loss related to this possible contingency, which is included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2008.  On October 2, 2009, the Company entered into a Severance Agreement with Mr. Swain (the “Swain Severance Agreement”, also see amendment to Swain Severance agreement) see above for details.

Joint Development Agreement (Schlumberger Agreement)

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
December 31, 2009
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

Pursuant to the JDA, Schlumberger agreed to pay $300,000 to GHO within thirty days of the execution of the JDA and another $300,000 on the first anniversary of the JDA.  These moneys are non-refundable.  The first $300,000 was received on May 22, 2009. As of December 31, 2009, the Company recognized $180,000 of it as revenue, with the remaining $120,000 remaining on the accompanying  consolidated balance sheet as deferred revenue.  The Company recognizes revenue in accordance with Securities and Exchange Commission guidance Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements” (SAB 104) guidance on revenue recognition. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized as services are rendered in accordance with the terms of the JDA.  Beginning in July 2009, revenue of $30,000 per month has been recognized, corresponding to when R& D services began, the initial 300,000 payment is being amortize over a ten month time period,

Pursuant to the terms of the JDA, each JDA Party granted to the other JDA Party an exclusive, worldwide, royalty-free license to use such JDA Party’s intellectual property applicable to Surface Upgrading in Heavy Oil oilfield operations during the term of the JDA.

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
December 31, 2009
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

The costs being incurred by GHO for the research and development to be performed by it under the JDA are being funded by the Company out of its working capital.  The Company’s current expectation is that such costs will total approximately $600,000 during Phase I.

Joint Development Agreement (Universal Alternative Fuels Agreement)

On October 14, 2009, the Company entered into a license agreement with Universal Alternative Fuels (“UAF”).   Pursuant to the terms of the license agreement, in material part, (i) UAF purchased an exclusive, world-wide, royalty-free license, with the right to sub-license and effective for an unlimited time, to use and exploit the Company’s intellectual property and technological know-how for the microwave processing of oil shale and coal and the recovery of energy, energy-producing materials and by-products from oil shale and coal for a license fee of $750,000; (ii) UAF paid to the Company a license fee of $750,000 and will issue to the Company shares of common stock of UAF equal to 20% of the issued and outstanding shares of UAF common stock; and (iii) UAF agreed to purchase exclusively from the Company all machines to be manufactured for UAF (or its sub-licensees) under the license agreement, subject to the Company’s ability to manufacture such machines.

In connection with the execution of the license agreement, the Company entered into a security agreement with UAF granting to UAF first priority security interests in (i) the Company’s existing prototype machine (the “Existing Prototype Machine”) and (ii) the Company’s patent rights, technology and trademarks as applied to the oil shale and coal fields of use.  The security interests secure the amount of $1.7 million, and in connection with the execution of the License Agreement, the Company granted to UAF a first priority security interest in the Company’s patent rights, technology and trademarks as applied to the oil shale and coal fields of use.  The security interests granted pursuant to the security Agreement will terminate and be released upon acceptance by UAF of the initial machine described in the next paragraph.   Contemporaneous with the execution of the license agreement, UAF issued a purchase order to the Company for an initial machine capable of processing one ton per hour of oil shale (the “Purchase Order”).  The purchase price for the initial machine is based on a formula related to the Company’s cost to manufacture the initial machine and will not exceed $3.5 million.  Payment of the purchase price is as follows: (i) UAF will pay $500,000 to the Company six months from the date of the Purchase Order, (ii) UAF will pay $500,000 to the Company nine months from the date of the purchase order, (iii) a deemed purchase discount by UAF of $843,000 was credited against the purchase price on the date of the Purchase Order, and (iv) the balance of the purchase price will be paid upon completion of the initial machine, demonstration that it meets the warranted purpose and acceptance of it by UAF.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

Contemporaneous with the execution of the Purchase Order to the Company for an initial machine UAF shall have a “wait and see period of 180 days from the date of license agreement to terminate that purchase order for the initial machine; but such right is dependent upon the Company’s failure, within 150 days from the date of the license agreement, to raise at least $3.4 million in additional equity capital. If the Company fails to achieve such financing, UAF shall have the right (but not the obligation) to terminate the Purchase order.  If UAF so elects to terminate the purchase order the Company has a 30 day to repurchase this License and retain the existing Prototype Machine.  The repurchase and retention price shall be $1.7 million.  If the repurchase/retention is not timely accomplished by the Company, its option to repurchase/retain shall be null and void and then UAF will retain the license and will have the right to foreclose on the collateral under the security agreement and take immediate and exclusive possession and ownership of the Existing Prototype Machine.

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

As of December 31, 2009 the Company and UAF was in the “wait and see” period and the Company was not in default and UAF had not terminated the purchase order.  No machine was built and delivered consequently no activity was done that would allow the Company to recognize any revenue in 2009.  The $750,000 paid to the Company from UAF has been recognized on the Consolidated Balance Sheet as current liability (Royalty Advance fee). The Company has not recognized the 20% interest in UAF since UAF has not shared and will not share their financial statements and since we do not have any significant control over UAF the value of this potential asset is undeterminable.

Reserve Equity Financing Agreement

On November 24, 2009, the Company entered into a Reserve Equity Financing Agreement (the “REF Agreement”) with AGS Capital Group, LLC (“AGS”).  In connection and contemporaneous with the execution of the REF Agreement, the Company also entered into a Registration Rights Agreement with AGS (the “Registration Rights Agreement”).  The Company  paid to AGS a due diligence fee of $10,000, and on November 30, 2009, the Company issued 300,000 shares of its Common Stock to AGS.  It was determine that the Company would not be able to meet the conditions under the REF Agreement in order to obtain an Advance or that the Company will be able to draw down any portion of the amounts available under the REF Agreement.  The Company has excise its option to not move forward with this REF Agreement.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

CRC and Mobilestream Asset Acquisitions

With respect to the Company’s past acquisitions of the assets of CRC and Mobilestream Oil, Inc. and the registration under the Securities Act of 1933 on Form S-1, Registration Statement Number 333-149199 (the “Registration Statement”), of securities issued to the Carbon Recovery Liquidating Trust and the Mobilestream Liquidating Trust in connection therewith, specifically (i) the distribution of 22,334,221 shares of the Company’s common stock (the “Shares”) and warrants to purchase a total of 10,409,407 shares of the Company’s common stock (the “Warrants”) to the beneficiaries of such liquidating trusts, (ii) the issuance of 10,409,407 shares of the Company’s common stock upon exercise of the Warrants (the “Warrant Shares”) and (iii) the resale of the Shares and the Warrant Shares by the initial recipients thereof (the “Acquisition and Registration”), the Staff of the Securities and Exchange Commission (the “SEC”) has advised the Company that in the view of the Staff the Acquisition and Registration may, in substance, be an attempt to complete a business combination transaction via a registered offering when it was already started without registration and has further advised the Company to include the Staff’s view in the Registration Statement, and the risks to and potential liability of the Company, if any, associated therewith.  The Company is continuing to evaluate the view of the Staff of the SEC in this matter and the Company’s options with respect to the Registration Statement.  In addition, the 35,236,188 shares of Preferred Stock A issued directly to Mr. Pringle as part of the acquisition of the assets of Mobilestream were not held in a liquidating trust and the Staff has advised the Company that such fact should be disclosed in the Registration Statement. The Company is continuing to evaluate the view of the Staff and it is not clear whether the Company faces any potential liability as a result of such shares being issued directly to Mr. Pringle and not included in the liquidating trust as may have been required pursuant to the terms of the acquisition documents and therefore the Company has not recorded the fair value of any potential liability resulting therefrom. The Company recognizes that there may be a probable contingency loss but the amount of the contingency loss cannot be reasonably estimated.  Per FASB ASC 450-20 a potential contingency loss must be both probable and reasonable estimated for the company to record the loss to the financial statements.

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

NOTE 15 -    PATENTS

The Company currently has three utility patent applications pending in the United States Patent and Trademark Office ("USPTO") and approximately ten corresponding utility patent applications pending in international patent offices in commercially relevant countries. In August 2009, the Company received a Notice of Allowance for its first application (Serial No 11/610,823) from the USPTO.   A Notice of Allowance is issued if one or more of the claims of an application are allowed and precedes the formal patent issuance. The Company’s patent applications cover its proprietary microwave technology for recovering hydrocarbons and fossil fuels from sources such as tires, oil shale, capped wells, shale deposits, and waste oil streams. Legal fees associated with the above mentioned patent applications are recorded as prepaid patent costs on the accompanying condensed consolidated balance sheets.  Upon final approval by the USPTO, the prepaid patent costs will be reclassified to an intangible asset and amortized over the expected life of the patent.  The prepaid patent costs are $559,855 and $383,685 at December 31, 2009 and December 31, 2008, respectively.
On December 8, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,629,427 to the Company.  This issue is for the technology that is the core of the Company's Patriot 2TM Tire-to-Fuel Oil Recycling System, in addition to other potential future applications.  The Patriot 2TM is our next generation prototype containing additional features and improved efficiency.  This patent was determined to have a value of $79,203 and reclassified from prepaid patent to patents on the December 31, 2009 Consolidated Balance Sheets.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

On October 2, 2009, the Company filed a continuation application with the USPTO for the microwave processing of (i) oil shale and (ii) coal.

On October 14, 2009, the Company entered into a license agreement with Universal Alternative Fuels Inc. (“UAF”).  In connection with the execution of the license agreement, the Company granted to UAF a first priority security interest in the Company’s patent rights, technology and trademarks as applied to the oil shale and coal fields of use.  (See Note 14 – UAF agreement above).

NOTE 16 -     SHORT-TERM INVESTMENTS

Cash in excess of operating requirements is invested in marketable securities.  All securities are considered available for sale and are carried at their fair value on the accompanying consolidated  balance sheet.

The Company has liquidated all of its investments during the twelve month period ended December 31, 2009, and did not have any short-term investments at December 31, 2009.

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

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
NOTE 17 -   FAIR VALUE MEASUREMENTS

The following tables represent available for sale securities measured at fair value at December 31, 2009 and December 31, 2008 :

	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs ( Level 2)	Significant Unobservable Inputs ( Level 3)
Liabilities
Severance value stocks to be issued	$624,000	$624,000	$-	$0
Derivative financial instruments	-	-	-

Total Liabilities	$624,000	$624,000	$-	$0

	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs ( Level 2)	Significant Unobservable Inputs ( Level 3)
Assets
Fixed-rate capital securities	$95,000	$95,000
Corporate Bonds	1,618,714	1,492,621	126,093
Preferred Stock	843,560	843,560
Total	$2,557,274	$2,431,181	$126,093	$-

Liabilities
Derivative financial instruments	$1,591,834	$-	$-	$1,591,834

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

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
Changes in Level 3 liabilities measured at fair value for the twelve month period ended December 31, 2009:
	LEVEL 3
	Beginning Balance January 1, 2009	Gains	Purchase Sales and Settlements	Ending Balance December 31, 2009	Change in Fair Value of Derivative financial instruments still held at December 31, 2009
Liabilities
Derivative financial instruments, at fair value	$1,591,834	$(1,591,834)	$-	$0	$(1,591,834)

	LEVEL 3
	Beginning Balance January 1, 2008	Gains	Purchase Sales and Settlements	Ending Balance December 31, 2008	Change in Fair Value of Derivative financial instruments still held at December 31, 2008
Liabilities
Derivative financial instruments, at fair value	$10,950,670	$(9,358,836)	$-	$1,591,834	$(9,358,836)

The change in fair value of derivative financial instruments are included in the accompanying condensed consolidated statements of operations and comprehensive loss, as other income (expense).  The change in fair value of derivative financial instruments for the twelve month period ended December 31, 2009, the change in fair value is a reduction of $1,591,834.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 18 -   SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY FROM CASH FLOW STATEMENTS

	December 31, 2009	December 31, 2008	July 19, 2002 (Inception) to December 31, 2009

Preferred stock conversions to common stock	$-	$35,231	$35,231

Acquisition of equipment with long-term debt	$-	$32,432	$181,249

Common stock issed in exchange for real estate	$-	$-	$775,800

Common stock issued to convert accounts payable into equity	$-	$-	$1,087

Subscription receivable write-off	$-	$130,518	$130,518

Conversion of debenture and accrued interest into common stock	$-	$-	$120,683

Common and preferred stock issued in connection with the Mobilestream Transaction (recorded at the historical basis of Mobilestream)	$-	$-	$3,346,157

NOTE 19-     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

The impact of these adjustments on the Company’s financial results as originally reported are summarized below:
	As Reported	Adjustments	As Restated
Year ended December 31, 2002
Balance sheet
Deficit accumulated during the development stage	$(2,008,508)	$1,500,000	$(508,508)

Statement of operations
General and administrative expenses	(2,008,508)	1,500,000	(508,508)
Total operating expenses	(2,008,508)	1,500,000	(508,508)

Net loss	$(2,008,508)	$1,500,000	$(508,508)
Basic and diluted loss per common share	$(0.42)	$0.31	$(0.11)

Statement of cash flows
Net loss	(2,008,508)	1,500,000	(508,508)

Impairment of license	1,500,000	(1,500,000)	-

Preferred stock issued for license	1,500,000	(1,500,000)	-

Year ended December 31, 2003
Balance sheet
Deficit accumulated during the development stage	$(2,939,667)	$2,227,500	$(712,167)

Statement of operations
General and administrative expenses	(931,159)	727,500	(203,659)
Total operating expenses	(931,159)	727,500	(203,659)

Net loss	$(931,159)	$727,500	$(203,659)

Basic and diluted loss per common share	$(0.19)	$0.15	$(0.04)
Statement of cash flows
Net loss	(931,159)	727,500	(203,659)

Common stock issued for services	727,500	(727,500)	-

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 20-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007

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

2.	We reclassified deferred compensation (contra-equity) as a reduction of additional paid-in capital in the amount of $218,000 to comply with ASC 718.
3.
We adjusted legal fees of $143,063 associated with the filing of our patents as a prepaid asset. Previously, we had reflected these costs as an expense on our consolidated statement of operations and comprehensive loss.

Column B Adjustments:

4.	Column B adjustments: We reclassified the Acquisition Warrants (as defined in Note 11) as derivative liabilities. Previously, we had reflected the Acquisition Warrants as equity.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 20-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007 (CONTINUED)

	As Originally Reported	Column A Adjustments	As Reported in Form 8-K dated April 2, 2009	Column B Adjustments	Restated
ASSETS
CURRENT ASSETS
Cash	$780,425	$-	$780,425	$-	$780,425
Prepaid Services		1,808,042	1,808,042		1,808,042

Total Current Assets	780,425	1,808,042	2,588,467		2,588,467

Property and equipment	373,135		373,135		373,135

Investments and deposits	74,860		74,860		74,860

Prepaid patent costs		143,063	143,063		143,063

TOTAL ASSETS	$1,228,420	$1,951,105	$3,179,525		$3,179,525

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	119,588		119,588		119,588
Loans payable- equipment	40,964		40,964		40,964
Loan payable to officer	150,000		150,000		150,000

Total current liabilities	310,552		310,552		310,552

Loan payable -equipment, net
of current portion	51,629		51,629		51,629
Derivative financial instruments			-	10,950,670	10,950,670

Total liabilities	362,181		362,181	10,950,670	11,312,851

STOCKHOLDERS' EQUITY
Preferred stock A - $.001 par value,
100,000,000 shares authorized,
35,236,188 issued and outstanding	35,236		35,236		35,236
at December 31, 2007
Preferred stock B - $.001 par value,
1,000 shares authorized, issued, and
outstanding at December 31, 2007	1		1		1
Common stock - $.001 par value,
200,000,000 shares authorized,
30,263,330 issued and outstanding
at December 31, 2007	30,358		30,358		30,358
Additional paid-in capital	20,497,849	(218,000)	20,279,849	(13,951,679)	6,328,170
Stock subscription receivable	(185,693)		(185,693)		(185,693)
Deficit accumulated during the
development stage	(17,418,997)	143,063	(17,275,934)	3,001,009	(14,274,925)

	2,958,754	(74,937)	2,883,817	(10,950,670)	(8,066,853)

Treasury stock	(66,473)		(66,473)		(66,473)
Prepaid services	(1,808,042)	1,808,042	-		-
Deferred compensation	(218,000)	218,000	-		-

Total stockholders' equity	866,239	1,951,105	2,817,344	(10,950,670)	(8,133,326)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,228,420	$1,951,105	$3,179,525	$-	$3,179,525

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 20-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007 (CONTINUED)

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

2.	Except for the addition of R&D to be in compliance with ASC 730-10, “Accounting for Research and Development Costs”, all operating expenses were collapsed into general and administrative expenses.

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

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

	As Originally	Column A	As Reported in Form 8-K dated April 2, 2009	Column B
	Reported	Adjustments	Restated	Adjustments	Adjusted

REVENUES	$-	$-	$-	$-	$-

COST OF SALES

GROSS PROFIT

OPERATING EXPENSES
Consulting fees	117,881	(117,881)
Professional fees for legal and accounting	572,411	(572,411)
Investment banking fees and investor relations	4,813,322	(4,813,322)
General and administrative	4,799,415	5,231,885	10,031,300		10,031,300
Research and development	-	222,530	222,530		222,530
Depreciation	93,864	(93,864)

Total Operating expenses	10,396,893	(143,063)	10,253,830		10,253,830

OPERATING LOSS	(10,396,893)	143,063	(10,253,830)		(10,253,830)

OTHER INCOME (EXPENSE)
Loss on deposits and other	(100,000)		(100,000)		(100,000)
Change in fair value of derivative financial instruments	-			3,765,492	3,765,492
Interest expense	(23,322)		(23,322)		(23,322)
Interest income	33,329		33,329		33,329

Total Other income (expense)	(89,993)		(89,993)	3,765,492	3,675,499

NET LOSS APPLICABLE TO
COMMON SHARES	$(10,486,886)	$143,063	$(10,343,823)	$3,765,492	$(6,578,331)

BASIC AND DILUTED LOSS
PER SHARE	$(0.40)	$0.01	$(0.39)	$0.14	$(0.25)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES	26,489,850	26,489,850	26,489,850	26,489,850	26,489,850

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 20-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007 (CONTINUED)

Consolidated Statement of Cash Flows Adjustments

In light of the adjustments made to our 2007 consolidated balance sheet and statements of operations and comprehensive loss, we adjusted our previously issued consolidated statement of cash flows as follows:

	As Originally Reported	Column A Adjustments	As Reported on Form 8-K dated April 2, 2009	Column B Adjustments	Adjusted
CASH FLOWS FROM OPERATING ACTIVITES

Net loss	$(10,486,886)	$143,063	$(10,343,823)	$3,765,492	$(6,578,331)

Adjustments to reconcile net
loss to net cash used in
operating activities:

Depreciation	93,864		93,864		93,864
Preferred stock issued for services	400,000		400,000		400,000
Common stock issued for services	7,107,000	(773,336)	6,333,664		6,333,664
Amortization of prepaid common stock issued for services		773,458	773,458		773,458
Amortization of deferred compensation	109,000		109,000		109,000
Loss on sale of property, plant and equipment	11,775	(1)	11,774		11,774
Loss on sale of real estate and other		100,000	100,000		100,000
Change in fair value of derivative liability				(3,765,492)	(3,765,492)
Change in operating assets and liabilities
Deposits and other	70,140	(100,000)	(29,860)		(29,860)
Prepaid patent costs		(143,063)	(143,063)		(143,063)
Accounts payable and accrued liabilities	5,542	(1)	5,541		5,541

Total adjustments	7,797,321	(142,943)	7,654,378	(3,765,492)	3,888,886

Net cash used in operating activities	(2,689,565)	120	(2,689,445)		(2,689,445)

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 20-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007 (CONTINUED)

	As Originally Reported	Column A Adjustments	As Reported on Form 8-K dated April 2, 2009	Column B Adjustments	Adjusted
CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of property and equipment	(24,033)		(24,033)		(24,033)
Proceeds from sale of property and equipment	34,200		34,200		34,200

Net cash provided by (used in) investing activities	10,167	-	10,167	-	10,167

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	1,168,461	1	1,168,462		1,168,462
Issuance of equity securities as paid- in-capital for merger and other	201,464	(201,464)	-		-
Liability for stock to be issued	(201,343)	201,343	-		-
Proceeds from stock subscription receivable		475,000	475,000		475,000
(Increase) decrease in stock subscription receivable	475,000	(475,000)	-	-	-
Proceeds from officer loan	150,000		150,000		150,000
Purchase of treasury stock	(66,473)		(66,473)		(66,473)
Repayment of loans payable	(37,288)		(37,288)		(37,288)

Net cash provided by financing activities	1,689,821	(120)	1,689,701	-	1,689,701

NET DECREASE IN CASH AND CASH EQUIVALENTS	(989,577)		(989,577)		(989,577)

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	1,770,002		1,770,002		1,770,002
END OF YEAR	$780,425		$780,425		$780,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid	$-	$22,134	$22,134	$-	$22,134

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 21 -   SUBSEQUENT EVENTS

Between January 1, 2010 and December 17, 2010, the Company has sold 1,835,922 shares of its common stock for $617,535 in cash.

Between January 1, 2010 and December 17, 2010, the Company has received approximately $1.6 million dollars in cash in exchange for numerous convertible promissory notes payable.  These convertible promissory notes payable can be converted into our Series A Preferred Stock at a conversion prices of approximately $0.24 per share, the notes have a maturity date of May 31, 2011,  none of the promissory notes have be converted to preferred stock as of the issuance of these Consolidated financial Statements.

Between January 1, and December 17, 2010, the Company raised $320,000 from various convertible notes payable. These convertible notes payable can be converted to common stock.

Between January 1, and December 17, 2010, the Company issued 9,787,783 shares of common stock for services.

On January 16, 2010, the Board of Directors extended the expiration date of all the Acquisition Warrants (see Note 11 above for details) from March 31, 2010 to December 31, 2010.

On January 26, 2010, the Swain Severance Agreement was amended such that the remaining 1.2 million shares of the Company’s registered common stock to be issued on future dates in 2010 and 2011 was replaced by issuing Mr. Swain 1.4 million shares of its restricted common stock subject to SEC rule 144 on January 27, 2010.

On January 29, 2010, the Company issued 100,000 shares of its common stock to Frank Pringle in fulfillment of an obligation under the Pringle’s Severance agreement.

On January 29, 2010, the Company entered into an agreement with the holders of Company’s stock warrants pursuant to the agreement the holders of the Company’s $.80 stock warrants agreed to the cancellation of 400,000 warrants to purchase Common Stock of the Company at $0.80 per share in exchange for the issued 40,000 shares of its Common Stock.

On February 1, 2010, the Company issued, pursuant to January 19, 2010 approvals of the Board of Directors of the Company, the following shares of the Company’s Common stock: (i) 10,000 shares of its Common Stock to General Lincoln Jones III, a director of the Company, (ii) 10,000 shares of its Common Stock to Frederick A. Clark, a director of the Company, (iii) 15,000 shares of its Common Stock to Kim Thorne O’Brien, a director of the Company, and (iv) 75,000 shares of its Common Stock to Jonathan Simon, a director of the Company.

On February 1, 2010, the Company entered into an agreement with the holders of Company’s stock warrants pursuant to the agreement the holders of the Company’s $2.50 stock warrants agreed to the cancellation of 290,000 warrants to purchase Common Stock of the Company at $2.50 per share in exchange for the issued 48,333 shares of its Common Stock. Of which, 85,000 of the cancelled warrants and 14,167 of the common shares were for Jonathan Simon, a director of the company.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

On February 9, 2010, the Company entered into a Consulting Services Agreement with Jeffrey J. Andrews, its Chief Financial Officer, effective February 1, 2010, as of which date Mr. Andrews is no longer an employee of the Company and is continuing to provide his services to the Company as a consultant.

Pursuant to the Consulting Services Agreement, the Company acknowledged and agreed that $204,485 is due to Mr. Andrews as a result of the severance provisions of Mr. Andrews’ employment agreement previously in effect and consequently agreed to (i) pay to Mr. Andrews $120,000 in cash over a twelve month period split evenly into 24 payments payable twice per month and (ii) issue to Mr. Andrews shares of the Company’s Common Stock valued at $84,845, split into 24 issuances contemporaneous with the payments made pursuant to the previous clause, which shares would be valued at a 10% discount to the public market price of a share of the Company’s Common Stock (the “Market Price”) at the time of each issuance and which shares would be shares previously registered under the Securities Act of 1933, as amended (the “Securities Act”), on Form S-8 (“S-8 Shares”).

Mr. Andrews Consulting Services Agreement was terminated on September 21, 2010; all amounts owed were settled with common stock.

Further, pursuant to the Consulting Services Agreement, stock options to purchase 1,000,000 shares of the Company’s Common Stock previously granted to Mr. Andrews exercisable at $1.18 per share, of which the option to purchase 400,000 shares had already vested, subject to stockholder approval of an amendment to the plan pursuant to which they were issued, was replaced with a Warrant to purchase 1,000,000 shares of the Company’s Common Stock at $1.18 per share, of which 400,000 is immediately exercisable and the remainder of which is exercisable on January 31, 2011, except that the Warrant will become immediately exercisable in full in the event that the Company terminates the Consulting Services Agreement at any time or Mr. Andrews terminates the Consulting Services Agreement after six months.  The Warrant expires on January 31, 2013.

In addition, the Company acknowledged that it owed Andrews $139,000 for past services performed by Mr. Andrews outside the scope of his employment with the Company and consequently agreed with Mr. Andrews to issue to Mr. Andrews (i) 250,000 S-8 Shares and (ii) 250,000 shares of its Common Stock not registered under the Securities Act, which shares were issued February 2, 2010 and February 5, 2010, respectively.

On February 4, 2010 the Company entered into an agreement to exchange previously granted employee stock options which were subject to shareholders’ approval for Company warrants.  Mr. Koehl was issued 400,000 warrants with an exercise price of $1.18 per share in exchange for the 400,000 options, this warrants are exercisable immediately and have an expiration date of December 31, 2018.

On March 4, 2010, the Company received the second $300,000 payment due as part of phase I under the joint development agreement entered into on April 23, 2009 with Schlumberger Technology Corporation and Schlumberger Holdings Limited.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

On March 29, 2010, the Company entered into an agreement with the holders of Company’s stock warrants pursuant to the agreement the holders of the Company’s $2.75 stock warrants agreed to the cancellation of 352,106 warrants to purchase Common Stock of the Company at $2.75 per share in exchange for the issued 73,691 shares of its Common Stock.

Between January 1, 2010 and December 17, 2010, the Company issued 2,270,002 common stock warrants to various vendors for services rendered or for services to be rendered.  The warrants have an exercise price ranging from $.25 to $1.30 and all warrants expire within thirty months from date of issuance.

The Board of Directors (the “Board”) of Global Resource Corporation (the “Company”) declared a dividend, payable to stockholders of record on March 11, 2010 (the “Record Date”), of one right (a “Right”) per each share of outstanding Common Stock of the Company, par value $0.001 per share (“Common Stock”), to purchase 1/1,000th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Stock”), at a price of $100.00 per share (such amount, as may be adjusted from time to time as provided in the Rights Agreement, the “Purchase Price”).  In connection therewith, the Company entered into a Rights Agreement, dated March 11, 2010 (as the same may be amended from time to time, the “Rights Agreement”) with Olde Monmouth Stock Transfer Co., Inc., as Rights Agent (the “Rights Agent”).

On March 8, 2010, the Board of Directors of the Company elected Paul Somerville and Edward Szofer to its Board of Directors. They each received 100,000 shares of the Company’s Common stock.

On June 2, 2010, the Company entered into a five years lease for a new lab facility and new corporate office headquarters facility in North Carolina. The monthly payments begin at $13,615 per month and the lease expires March 2015.

In June of 2010, as a result of the new North Carolina new lab facility, the Company negotiated a settlement for the former R&D lab lease in Berlin, New Jersey; under the terms of this settlement the Company will pay $16,200 between July 1, 2010 and May 1, 2011.  On June 25th 2010 the leaseholder of the Mount Laurel, New Jersey exercised its right to the $47,500 letter of credit for delinquent payments of rent.  The company has engaged a commercial real estate broker to market the in Mount Laurel New Jersey for sublet.

In April 2010 Mr. Jeff Kimberly filed a lawsuit against the Company for wrongful termination of his employment contract. In Mr. Kimberly’s lawsuit he is asking for the remaining salary and stock option due him per his employment contract of September 23, 2008. The Company is currently in settlement negotiation with Mr. Kimberly.

In May 2010 the Company raised a total of $1.0 million dollars in new equity investments, consequently the full payments to Mr. Pringle shall recommence at $16,666 per month and the accrued liability will begin to be paid in six equal installments.

On July 16, 2010 Brian Ettinger resigned as Chairman of the Board.  Upon his resignation the company deemed all shares issued and options granted in his consulting agreement as earned. The company also agreed to pay him $80,000 which includes approximately $53,000 for an outstanding invoice for legal services.  The Company entered into a one year consulting agreement with Mr. Ettinger. For all opportunities agreed upon in writing by the Company, Mr. Ettinger shall receive a consulting fee equal to 5% of the gross revenues received by the Company.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

The Company received from UAF a notice of termination (the "Termination Notice") of the License Agreement and Purchase Order and a notice of foreclosure ("Foreclosure Notice") in connection with the Security Agreement.  The Company believes that, for a number of reasons, pursuant to the terms of the License Agreement and all related agreements, the Termination Notice and Foreclosure Notice are invalid. On July 26, 2010, the Company issued a notice of default ("Default Notice") to UAF as a result of UAF's failure to issue the Equity Interests and make the required Purchase Price payments pursuant to the terms of the License Agreement and Purchase Order.  UAF has 60 days from the date of the Default Notice to cure such breach.  If UAF has not cured the breach within the 60 day time frame the Default Notice serves as notice of termination by the Company of the License Agreement and Purchase Order. Upon such termination UAF's lien pursuant to the Security Agreement would terminate.  There are no assurances as to whether UAF will cure the breach, or whether UAF will recognize and honor the Default Notice or seek to enforce its Termination Notice and Foreclosure Notice, which the Company believes are invalid. We cannot predict the outcome of this dispute.

The 3,000,000 options granted to Ken Kinsella on December 15, 2009 were cancelled on November 10, 2010.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 23-   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 2009

The Company had previously inappropriately reported severance payable which should have been recorded to equity of 960,000 dollars associated with the Eric Swain agreement in the September 30, 2009, 10-Q filed on November 23, 2009. The reclassification had no impact on previously reported operating losses, net losses or cash flows.

The Company assessed the materiality of the reclassification in accordance with SEC Staff accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined the classification error was immaterial to the previous report. The effect of the reclassification is shown in the following table.

Condensed Consolidated Balance Sheets
September 30, 2009

	As reported	Adjustments	Restated
ASSETS

TOTAL ASSETS	$2,839,475		$2,839,475

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	1,108,849		1,108,849

LONG-TERM LIABILITIES
Loans payable - equipment, net of current portion	2,829		2,829
Capital lease obligation - equipment, net of current portion	7,664		7,664
Severance payable, net of current portion	4,504,714	(960,000)	3,544,714
Derivative financial instruments	131,150		131,150
Total long-term liabilities	4,646,357	(960,000)	3,686,357

Total liabilities	5,755,206	(960,000)	4,795,206

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock A - $.001 par value 100,000,000 shares authorized, none issued and outstanding at June 30, 2009, 5,000 issued and outstanding at December 31, 2008
Common stock, $.001 par value; 200,000,000 shares authorized, 70,400,664 shares issued and 63,705,703 outstanding at September 30, 2009, 69,549,164 shares issued and 62,854,203 outstanding at December 31, 2008	70,400		70,400
Additional paid-in capital	38,370,594	960,000	39,330,594
Accumulated other comprehensive loss	-		-
Deficit accumulated in the development stage	(39,640,252)		(39,640,252)
	(1,199,258)	960,000	(239,258)

Treasury stock	(1,716,473)		(1,716,473)

Total stockholders' equity	(2,915,731)	960,000	(1,955,731)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,839,475	$—	$2,839,475

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s Annual Report on Form 10-K, an evaluation was carried out by our management, with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2009, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several material weaknesses were identified.  As a result of the material weaknesses, described more fully below, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were ineffective.

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

Management has conducted, with the participation of the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of December 31, 2009, the Company’s internal control over financial reporting was not effective due to the following material weaknesses:

·	The Company lacks adequate accounting resources to address non routine and complex transactions and financial reporting matters on a timely basis.

·	The Company lacks adequate journal entry approval and disclosure controls needed to identify and prevent misstatements in the consolidated financial statements and accompanying footnotes.

·	During part of the year the Board of Directors lacked a director qualified as an audit committee expert.

·	The Company lacks adequate controls to prevent double counting of transactions.

·	The Company lacks adequate controls to capture and record transactions accurately.

·	The Company’s control environment does not have adequate segregation of duties; the Company only had one person performing all accounting-related on-site duties.

Our independent registered public accounting firm, Cherry, Bekaert &  Holland, L.L.P. has not prepared an attestation report regarding our internal controls over financial reporting per existing SEC rules for non-accelerated filers.

 Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company has commenced efforts to address the material weaknesses in its internal control over financial reporting and its control environment through the following actions:

·	Supplementing existing resources with technically qualified third party consultants.

·	Instituting a more stringent approval process for financial transactions

·	Performing additional procedures and analysis for significant transactions as a mitigating control in the control environment due to segregation of duties issues.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and cumulative period July 19, 2002 (inception) to December 31, 2009  in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

 Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended December 31, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

There have been changes to our officers and directors during the fiscal year ended December 31, 2009 and through the date of the filing of this Annual Report.  On April 17, 2009, the Company’s Chief Operating Officer, Wayne J. Koehl, retired. Effective July 6, 2009, Eric Swain, the Company’s Chief Executive Officer was terminated for cause and removed from the Company’s Board of Directors.  Upon Mr. Swain’s removal, effective July 6, 2009, the Board appointed Peter A. Worthington, director of the Company and its Interim Chairman of the Board at the time, to the position of Chief Executive Officer.  On November 11, 2009, Peter A. Worthington resigned from the position of Chief Executive Officer of the Company as well as from its Board of Directors, including as Interim Chairman of the Board.  On November 11, 2009, the Board elected Mr. Brian Ettinger to the Board of Directors of the Company and appointed him as the Chairman of the Board, filling the vacancy created by the resignation of Mr. Worthington. On November 11, 2009, the Board appointed Ken Kinsella to the position of Chief Executive Officer of the Company.

On February 9, 2010, the Company entered into a consulting services arrangement with Jeffrey Andrews, the Company’s Chief Financial Officer, Secretary and Treasurer, pursuant to which Jeffrey Andrews would no longer be an employee of the Company, effective February 1, 2010, but instead would provide consulting services to the Company. On September 21, 2010, the consulting services agreement with Jeff Andrews was terminated. Since February 1, 2010, Mr. Kinsella, has acted as the Company’s principal financial officer. On March 9, 2010, General Lincoln Jones III and Fredrick Clark, each a director, resigned from the Board of Directors. On March 9, 2010, the Board of Directors of the Company elected Mr. Paul Somerville and Mr. Edward Szofer to the Board of Directors.  On March 25, 2010, the Company terminated Jeffrey T. Kimberly who was appointed as the Company’s Chief Operating Officer on February 7, 2008 and promoted to its President on August 13, 2008. On April 28, 2010, Paul Somerville resigned as director and Mr. Kinsella and David Ames were elected to serve as directors on the Board of Directors.  On July 8, 2010 Kim O’Brien and Jonathan Simon resigned from the Board of Directors.  On July 16, 2010, Brian Ettinger resigned as director and Chairman of the Board.  On July 27, 2010, Ken Kinsella was appointed to serve as the Company’s President and Chairman of the Board.

 The following table sets forth certain information regarding the Company’s directors and executive officers as of December  23 2010:

Name	Age	Position and Offices with the Company
Ken Kinsella	46	Chief Executive Officer, President and Chairman of the Board
David Ames	61	Director
Edward Szofer	51	Director
Paul J. Sweeney	41	Director

 The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Ken Kinsella has been the Chief Executive Officer of the Company since November 11, 2009.  He has been a director of the Company since April 28, 2010 and was appointed as the Company’s President and Chairman of the Board on July 27, 2010. Mr. Kinsella has extensive senior executive experience in the operations and management of several top organizations including both private and publicly listed NASDAQ companies. Prior to joining the Company, he was a Founding Partner in Tribe Equity Limited, a provider of capital and corporate growth strategies to rapidly growing small and medium businesses founded in 2007.  Prior to Tribe Equity Limited, since 2005, he was the CEO of Invicta Investments Limited, an organization that specialized in the construction of transactions including international property, energy, renewables and corporate equity deals in the United States and Europe.   Mr. Kinsella received an Honors Business Degree from Trinity College, Dublin, Ireland, in 1988.

David Ames has been a director of the Company since April 28, 2010. Mr. Ames, served as the President and CEO of the public company Global Energy Holdings Group from 2006 to 2010. Mr. Ames was co-founder and Chairman/CEO of Alterna Energy LLC, from 2004 to 2006 which advanced technology in alternate energy processes and services. In 1994, he founded and served as Chairman, President and CEO of Convergence.com from 1992 to 1990, which managed high-speed cable modem broadband Internet access over cable systems throughout the world.  Mr. Ames has served on the board of directors of The Good Company.com, an internet e-commerce company since 2006.  Mr. Ames is a member of ACORE (American Council on Renewable Energy) and the ACORE CEO Council. Mr. Ames also serves on the Board of Trustees of Ithaca College and is a member of the Park School of Communications National Advisory Board. In 2004, he established the David R. Ames Film Fund at the college to provide funds annually for student film projects in cinema and photography. He is also a member of the College President’s Associates.

Edward Szofer has been a director of the Company since March 9, 2010. Mr. Szofer is currently the President/CEO of Seneca Global Inc. He has held various board positions at multi-national companies, both public and private, including Executive Price President of Alliance Consulting, Inc. from 2003-2005, President/CEO of Devine, Inc. from 2001 to 2003.  Mr. Szofer has also served as the Chief Development Officer for marchFIRST from 2000 to 2001 and President/Chief Operating Officer of Whitman-Hart from 1997-200. In these roles he has worked for companies from start-ups to corporations with valuations of over $4.0 billion in market cap. Mr. Szofer also has experience in organizational growth, P&L responsibility and operational management. His background also entails knowledge relating to mergers and acquisitions, as well as joint ventures and strategic alliance agreements.

Paul J. Sweeney has been a director of the Company since August 13, 2008. From February 2007 to the present Mr. Sweeney has been a financial advisor acting as a principal in Paul Sweeney Financial Services. From 2002 until February 2007 Mr. Sweeney was an Investment Manager with the Bank of Ireland. Prior thereto, from 1990 to 2002 Mr. Sweeney was a bank manager for National Irish Bank. Mr. Sweeney has a Diploma in Financial Services and a B.A. in Finance. Mr. Sweeney received the Investor Manager of the Year Award in 2006.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

To our knowledge, there have been no events, during the past ten years, under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its Common Stock have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Code of Ethics

On May 19, 2008, we adopted a Code of Ethics that applies to all senior financial officers of the Company, including, but not limited to, the President, the Chief Executive Officer, the Treasurer, the Chief Financial Officer, the Chief Accounting Officer, the Controller, Assistant Treasurers, Assistant Controllers, the Vice-President Finance, and other designated Finance Employees, and that recognizes their personal responsibility for full, fair, accurate, timely and understandable reporting of the financial condition of the Company.  On May 19, 2008, we also adopted a Code of Conduct and a Whistleblower Policy.  On July 2008, we adopted a Disclosure Policy intended to provide for procedures for the disclosure of information in accordance with Regulation FD and limiting the inadvertent disclosure of potentially “inside information.”

The text of the Code of Ethics, the Code of Conduct, the Whistleblower Policy and the Disclosure Policy are posted and available on our website at www.globalresourcecorp.com/investor-relations/corporate-governance.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Effective May 21, 2008, the Board of Directors of the Company established an Audit Committee for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of its financial statements.  As of the date of the filing of this Annual Report, the members of the Audit Committee are Ken Kinsella and Edward Szofer. The company is not a "listed company" under SEC rules and therefore its audit committee is not required to be comprised of only independent directors. Ken Kinsella is not an independent member but Edward Szofer is an independent member.  The audit committee does not include an independent director who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board has determined, however, that the members of the audit committee are able to read and understand fundamental financial statements and have substantial business experience that results in that member's financial sophistication. Accordingly, the board believes that the members of the audit committee have the sufficient knowledge and experience necessary to fulfill their duties and obligations required to serve on the audit committee.

Compensation Committee

The Board of Directors performs the functions of a compensation committee.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of our last two fiscal years awarded to, earned by or paid to (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2009 and 2008, (ii) the most highly compensated individuals other than the chief executive officer that served as an executive officer at the conclusion of the fiscal years ended December 31, 2009 and 2008 and who received total compensation in excess of $100,000 during such fiscal year and (iii) the most highly compensated individuals that did not serve as an executive officer at the conclusion of the fiscal years ended December 31, 2009 and 2008 but who received total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Stock Award ($) (1)	Option Awards ($)(1)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Contributions	All Other Compensation ($)(3)	Total ($)
Kenneth Kinsella	2009	-	-	-	$62,000		-	-	-	$62,000	(4)
Chief Executive Officer	2008	-	-	-	-		-	-	-	-
Peter A. Worthington	2009	45,000	-	-	$93,000		-	-	-	$138,000
Former Chief Executive Officer	2008	-	-	-	-		-	-	-	-
Eric Swain	2009	$230,416	-	$1,134,000	$2,098,000		-	-	$61,998	$3,524,404
Former Chief Executive Officer	2008	$133,125	-	-	$1,040,000		-	$17,760	-	$1,190,885
Brian Ettinger	2009	-	-	$87,000			-	-	-	$87,000
Chairman of the Board	2008	-	-	-	-		-	-	-	-
Jeffrey J. Andrews	2009	$162,817							$9,485	172,302
Chief Financial Officer, Secretary and Treasurer	2008	$166,256	-	-		(a)	-	-	$9,948	$175,754
Jeffrey T. Kimberly	2009	$267,333	-	-	-		-	-	$17,628
Former President and Chief Operating Officer	2008	$193,750	$100,000	-		(a)	-	-	$7,800	$301,550
Wayne J. Koehl	2009	$191,093	-	-	-			-	$20,613	$211,706
Former [Chief Operating Officer] and Executive Vice President	2008	$135,729	$100,000	-		(a)	-	-	$3,500	$239,229

(1) Amounts are calculated based on provisions of ASC 718-10, Stock Compensation.  See note 11 of the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 regarding assumptions underlying valuation of equity awards.

(a)The Company has authorized options in September 2008 and December of 2009 but no expense was recorded in fiscal years 2008 and 2009 because the options are subject to share holder approval of an amendment to the Company's stock option plan increasing the number of authorized options shares available for issuance under the plan.  See note 11 of the consolidated financial statements.

(2) The amounts represent executive hiring signing bonuses.

(3)The amounts include reimbursement during the fiscal year paid on behalf of the executive officer for (i) car allowance, (ii) life insurance premiums and (iii) interest paid from a loan.

(4) Ken Kinsella was engaged as the Company’s Chief Executive Officer (“CEO”) on November 11, 2009.  Represents  one months expense for three months of options derived from an aggregate of 3,000,000 options authorized for issuance to Mr. Kinsella on December 15, 2009. Such options were subsequently cancelled in November of 2010. Mr. Kinsella’s compensation package, beginning on January 1, 2010 is described under the heading Employment Agreements below.

Employment Agreements

On December 15, 2009, the Board of Directors approved a compensation package for its Chief Executive Officer, then Chairman of the Board and certain board members. The compensation package to Mr. Kinsella is contingent upon the Company achieving certain financial and operation milestones and is not effective until the Company reaches the predetermined milestones.  Milestone 1 is defined as the Company raising $2.0 million dollars of capital infusion and entering into a business agreement for the purchase of a 1 ton production microwave unit machine (“Milestone 1”).  Milestone 2 is reached when the Company has raised $5.0 million dollars of capital infusion (inclusive of the $2.0 million capital infusion obtained when reaching Milestone 1) and enters into a business agreement for the purchase of three 1 ton production microwave unit machines or one 3 ton production microwave unit machine. As of December 31, 2009, the Company had not achieved any of the milestone levels.

Ken Kinsella

The compensation package approved by the Board for Mr. Kinsella provides that, upon achieving Milestone 1, Mr. Kinsella will receive (i) cash compensation equal to $273,000, which shall include (a) a salary of $20,000 a month (b) a car allowance equal to $900 per month and (3) a living allowance of $1,000 per month, (ii) 300,000 restricted shares of the Company’s common stock, subject to Rule 144, to be issued 25,000 monthly and (iii) Mr. Kinsella is eligible to receive health insurance coverage provided by the company. If Mr. Kinsella is terminated as CEO without cause, he will be entitled to an additional 2.0 million options valued at the share price on the termination date.  If the Company reaches Milestone 2, the Board may award Mr. Kinsella additional compensation at its discretion.

Upon reaching Milestone 2, Mr. Kinsella shall receive total cash compensation equal to $324,000 a year, which shall include (a) a salary of $25,000 a month and (b) a living allowance equal to $2,000.00 per month; (ii) 200,000 restricted shares of the Company’s common stock, subject to Rule 144, to be issued quarterly at a price per share to be determined on the last trading day of the quarter beginning six months after Milestone 2 is achieved (where the average stock price remains above $1.50 for three consecutive months, then Mr. Kinsella will receive 200,000 shares of restricted common stock subject to Rule 144 each quarter); (iii) 500,000 stock options each quarter with an exercise price per share to be determined on the last trading day of the quarter, if the average stock price remains above $1.50 for three consecutive months. 4. Mr. Kinsella will receive a bonus based on joint ventures, and/or strategic alliances entered into with the company equal to 3% of the profit before taxes of the Company’s interest in any joint venture after said venture becomes operational.  If the company is sold for over $100,000,000 (not a hostile takeover) during Mr. Kinsella’s tenure as CEO, he will receive an additional bonus of 5% of the net proceeds from sale of the company.

Until Milestone 1 has been obtained, Mr. Kinsella shall receive a salary equal to $12,000 per month, a car allowance of approximately $900 per month, and a living allowance of approximately $1,000 per month for total compensation of approximately $167,000, per year plus 3,000,000 options to purchase the Company’s common stock at the current share price on the date issued which are immediately exercisable during the next 36 months. Such options were subsequently cancelled. He is eligible to receive health insurance coverage provided by the company.  In the event, that Mr. Kinsella is terminated without cause, he is entitled to an additional 2,000,000 stock options valued at the price per share in effect on the date of termination, in addition to the success based compensation described above.

Peter Worthington

Peter Worthington was engaged to serve as the Company’s CEO and interim Chairman of the Board on July 6, 2009. He served as a director from August 13th 2008 through November 11, 2009. On November 11, 2009, Mr. Worthington resigned as CEO, member of the Board and Chairman of the Board. On December 15, 2009, the Board approved the issuance of 200,000 fully vested options to purchase shares of the Company’s common stock at a price of $.40 per share, to expire three years from the date of issuance for Mr. Worthington’s efforts as interim Chairman of the Board and CEO.  The Board also determined that Mr. Worthington was owed $45,000 as salary compensation which shall be paid upon the Company reaching Milestone 1 or having $5.0 million dollars of capital infusion available. Mr. Worthington received reimbursement for living and travel expenses.

Eric Swain

Eric Swain was appointed to serve as the Chief Executive Officer of the Company by the Board on September 24, 2008.  In connection with the appointment, the Board of Directors approved a summary of terms of proposed employment agreement (the “Summary of Terms”) to be entered into between the Company and Mr. Swain.  The Summary of Terms provided, among other things, (i) for an employment term of five years at an annual salary of $450,000 from the date of the execution of the employment agreement through December 31, 2009, with an increase to $525,000 on January 1, 2010 if the Company reaches at least one sales goal as defined in the Summary of Terms and (ii) an option to purchase five million (5,000,000) shares of Common Stock, exercisable at $1.18 per share, of which, options for one million (1,000,000) shares of Common Stock vested immediately and options for one million (1,000,000) shares of Common Stock were to vest on each of September 23, 2009, September 23, 2010, September 23, 2011 and September 23, 2012, provided that Mr. Swain was still employed on the relevant vesting date, exercisable from and after their respective vesting date for a period of fifteen (15) years thereafter.  Mr. Swain was also entitled to receive bonuses, payable in the form of Common Stock or options to purchase Common Stock equal to 0.75% of the Company's gross profits on each sale of equipment over $25,000,000. Mr. Swain received a monthly automobile allowance of $900. Mr. Swain's employment with the Company was terminated for cause effective July 6, 2009.

On October 2, 2009, the Company entered into a Settlement Agreement and Release with Mr. Swain (the “Swain Severance Agreement”).  The Swain Severance Agreement replaced the prior terms of employment that the Company had with Mr. Swain.  Pursuant to the terms of the Swain Severance Agreement, in material part, (a) the Company and Mr. Swain agreed to mutual general releases; (b) Mr. Swain agreed, for a two year period, not to compete in the business of microwave resource recovery technology and not to solicit the Company’s employees or customers; (c) of the options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $1.18 per share previously granted to Mr. Swain, Mr. Swain retained 1,000,000 that previously vested, 1,000,000 that vested on December 1, 2009 and 1,000,000 that will vest on December 1, 2010, the remaining 2,000,000 being cancelled; (d) the Company agreed, subject to Mr. Swain’s continued compliance with the terms of the Swain Settlement Agreement, (i) to pay to Mr. Swain certain bonuses, if earned, payable to him under the prior terms of his employment through January 6, 2011, and (ii) to issue to Mr. Swain an aggregate of 2,250,000 shares of its common stock on certain dates starting on October 6, 2009 and ending on October 6, 2011, of which 1,800,000 shares were to be shares registered under the Securities Act of 1933 pursuant to an effective registration statement on Form S-8 filed on January 29, 2008 (“S-8 Shares”); (e) Mr. Swain agreed not to sell more than 35,000 S-8 shares during any calendar week; (f) the Company continued to provide full health insurance benefits to Mr. Swain through July 5, 2010;  and (g) the Company also transferred the title of the company’s car then in Mr. Swain’s possession to Mr. Swain.

The Swain Severance Agreement was amended on January 26, 2010, to provide that the remaining 1.2 million S-8 Shares issuable in connection with the Severance Agreement on future dates in 2010 and 2011 would be replaced by issuing 1.4 million shares of its restricted common stock on January 27, 2010.

Brian Ettinger

Brian Ettinger was appointed to serve as the Company’s Chairman of the Board on November 11, 2009 and resigned as Chairman of the Board on July 16, 2010.   Prior to Mr. Ettinger’s resignation, the following compensation to Mr. Ettinger was approved by the Board. Upon accepting the chairmanship Mr. Ettinger received a compensation package equal to 150,000 restricted shares of Common Stock.  When the Company reached Milestone 1, Mr. Ettinger would serve as the Company’s in house legal counsel with a $10,000 a month legal retainer.  Additionally, $3,000 per month for office expenses was approved to be paid for the Houston, Texas legal office. Mr Ettinger was entitled to receive (i) 100,000 shares of Common Stock each quarter, to be increased to 200,000 shares of common stock per quarter if the average stock price remains above $1.50 per share for three consecutive months and (ii) an option to purchase 100,000 shares of Common Stock each quarter, to be increased to an option to purchase 200,000 shares of Common Stock each quarter if the average stock price remains above $1.50 per share for three consecutive months.  Additionally, Mr. Ettinger was entitled to receive a bonus of 1.5% of the profit before taxes for any joint ventures and/or strategic alliances that the Company may enter into when the venture becomes operational.  In the event, the Company was sold for over $100,000,000 (not including a hostile takeover) during Mr. Ettinger’s tenure as Chairman of the Board, he would have received a bonus equal to 1.5% of the  net proceeds from the sale of the Company.

In connection with Mr. Ettinger’s resignation all prior employment and/or consulting agreements with Mr. Ettinger were terminated and the Company entered into a new consulting agreement with Mr. Ettinger, the terms of which are described below in transactions with related parties. Mr. Ettinger also agreed to waive his right to receive 500,000 shares of the Company’s Common Stock and options to purchase an aggregate of 1,000,000 shares of the Company’s Common Stock approved by the Company’s Board of Directors in December of 2009, as well as any other additional compensation benefits that Mr. Ettinger may have been entitled to upon the Company reaching certain milestones.

Jeffrey Andrews

Jeff Andrews was engaged to serve as the Company’s Chief Financial Officer, pursuant to an Employment Agreement with the Company dated September 26, 2008 (the “Employment Agreement”).  On February 9, 2010, the Company entered into a consulting services agreement with Mr. Andrews, replacing the Employment Agreement with Mr. Andrews, pursuant to which he would no longer be considered an employee of the Company, effective February 1, 2010 (the “Andrews Consulting Agreement”). The terms of the Consulting Agreement provide that Mr. Andrews’ consulting services include serving as the Company’s CFO, Treasurer and SEC Compliance Officer and other tasks as requested by the Company’s CEO.  Pursuant to the Consulting Services Agreement, the Company acknowledged and agreed that $204,485 is due to Mr. Andrews  as a result of the severance provisions of the Employment Agreement and consequently agreed to (i) pay to Mr. Andrews $120,000 in cash over a twelve month period divided equally into 24 payments payable twice per month and (ii) issue such number of shares of the Company’s Common Stock issuable pursuant to the Company’s Form S-8 filed on January 29, 2008 valued at $84,845, divided into 24 issuances contemporaneous with the cash payments described above.  Such shares would be issued pursuant to the Company valued at a 10% discount to the public market price of a share of the Company’s Common Stock (the “Market Price”) at the time of each issuance.

The Consulting Services Agreement terminates on January 31, 2011, but may be extended by mutual agreement of both parties for another twelve month term.  The Consulting Services Agreement may also be terminated at any time after six months by either party for any reason upon thirty days’ notice to the other party.  However, in the event of such termination by the Company, then the payments and issuances  remaining to be made to Mr. Andrews shall be immediately made, except that 25% of the total remaining value shall be paid in cash and the remainder paid in S-8 Shares valued at a 10% discount to the market price at the time of issuance.

Further, pursuant to the Consulting Services Agreement, stock options to purchase 1,000,000 shares of the Company’s Common Stock previously granted to Mr. Andrews exercisable at $1.18 per share, of which the option to purchase 400,000 shares had already vested, subject to stockholder approval of an amendment to the plan pursuant to which they were issued, was replaced with a warrant to purchase 1,000,000 shares of the Company’s Common Stock at $1.18 per share, of which 400,000 is immediately exercisable and the remainder of which is exercisable on January 31, 2011, except that the Warrant will become immediately exercisable in full in the event that the Company terminates the Consulting Services Agreement at any time or Mr. Andrews terminates the Consulting Services Agreement after six months.  The Warrant expires on January 31, 2013.

In addition, the Company acknowledged that it owed Andrews $139,000 for past services performed by Mr. Andrews outside the scope of his employment with the Company and consequently agreed with Mr. Andrews to issue to Mr. Andrews (i) 250,000 shares of Common Stock issuable in connection with the Company’s Form S-8 filed on January 29, 2008 and (ii) 250,000 shares of its Common Stock not registered under the Securities Act, which shares were issued February 2, 2010 and February 5, 2010, respectively.

On September 21, 2010 the Consulting Services Agreement by and between the Company and Jeff Andrews was terminated. In connection with the termination consulting arrangement, Mr. Andrews accepted $2,700 and 347,826 S-8 Shares.

 Jeffrey T. Kimberly

Mr. Kimberly, the former President and Chief Operating Officer, initially was employed pursuant to a term sheet executed on November 4, 2007.  Mr. Kimberly’s employment commenced on February 11, 2008 for a term of five years. The Company paid Mr. Kimberly a signing bonus equal to $100,000 in connection with his execution of the term sheet.  Initially, Mr. Kimberly received a base salary of $200,000 per annum which was increased to $225,000 on August 11, 2008, the sixth month anniversary of his start date. Mr. Kimberly was eligible to receive a yearly performance bonus to be paid in shares of Common Stock issued under the Company 2008 Employees Compensation Plan in accordance with the following schedule: (a) up to 50,000 shares for fiscal 2008; (b) up to 40,000 shares for fiscal 2009; (c) up to 35,000 shares for fiscal 2010; (d) up to 35,000 shares for fiscal 2011; and (e) up to 35,000 shares for fiscal 2012.  The number of shares to be issued for each fiscal year bonus and the performance criteria for such bonus was to be established by our Board of Directors. On September 23, 2008, the Company and Mr. Kimberly entered into a new employment agreement, and as part of the new arrangement, the bonus plan was eliminated.

On September 23, 2008, we entered into a new five year employment term sheet agreement with Mr. Kimberly, pursuant to which Mr. Kimberly's salary was increased to $300,000 per annum effective January 1, 2009, to increase to $375,000 per annum starting January 1, 2010 if the Company received (i) orders for 6 of our machines or (ii) orders for a minimum purchase value of $24,000,000 (the "Milestone"). Mr. Kimberly was awarded options to purchase 1,500,000 shares of our common stock at $1.18 per share which will vest in equal installments of 300,000 with the first 300,000 vesting immediately upon approval of the amendment of the Company’s stock option plan authorizing an increase in the number of options available for issuance under the plan and an additional 300,000 vesting on September 23, 2009 and on each anniversary thereafter for the next three years. Each installment of options will be exercisable for 10 years from the respective vesting dates.

During the two year period commencing February 11, 2008, we made monthly car payments to Mr. Kimberly in the amount of $509.88. At the end of the two year period, the Company was required to pay to Mr. Kimberly an amount equal to (a) the balance of his auto loan for his current automobile and (b) the amounts paid for such auto loan by Mr. Kimberly prior to February 11, 2008. The Company also paid Mr. Kimberly a relocation package which consisted of (i) the cost of a moving company to pack and move Mr. Kimberly's household to New Jersey, (ii) temporary housing costs until he acquires a home in New Jersey and (iii) certain traveling expenses. Mr. Kimberly was provided with medical, dental, group life and long term disability insurance.

On March 25, 2010, the Company terminated Mr. Kimberly from employment with the Company. Mr. Kimberly has sued the Company, Brian Ettinger and Ken Kinsella claiming certain amounts In April 2010, Mr. Jeff Kimberly, the Company’s former President, filed a lawsuit against the Company, Brian Ettinger and Ken Kinsella, the Company’s former Chairman of the board and Chief Executive Officer, respectively, for wrongful termination of his employment contract. Mr. Kimberly is asking for the remaining salary and stock options due him under his employment contract dated September 23, 2008. The Company is currently in settlement negotiations with Mr. Kimberly.

Wayne J. Koehl

Mr. Koehl, the Company’s Chief Operating Officer from May 15, 2008 through April 17, 2009. The initial term of employment was five years. Initially Mr. Koehl received a base salary of $160,000 per annum which was increased to $200,000 on November 5, 2008. Mr. Koehl also participated in the Company's benefit plans and received an automobile allowance. The Company paid Mr. Koehl a bonus of 100,000 shares of our Common Stock at the time of commencement of his employment which the Company repurchased for $100,000 from Mr. Koehl as part of a new employment agreement entered into between the Company and Mr. Koehl on September 23, 2008.

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

Mr. Koehl retired on April 17, 2009 and the Company and Mr. Koehl entered into an agreement and general release dated on or about May 9, 2009. The Company agreed (a) to pay to Koehl a salary for a period of six (6) months and two (2) weeks from April 17, 2009 (the “Compensation Period”) (b) to pay to Koehl any bonuses that would have been payable to Koehl pursuant to his employment letter with the Company dated September 23, 2008 (the “Employment Letter”) based upon sales made by the Company solely to Biofuels, Inc. as if Koehl had remained in the employment of the Company at the time of such sales; (bonuses would not be paid on sales made other than to Biofuels, Inc.) (c) if the Company properly and timely elects to continue medical coverage under Company’s current health care benefits plan in accordance with the continuation requirements of COBRA, the Company shall pay for the cost of the premium for such coverage for a period of six (6) months and two (2) weeks beginning on the last day of employment. Thereafter, Koehl shall be entitled to elect to continue such COBRA coverage for the remainder of the COBRA period, at Koehl’s own expense, subject to the provisions of the American Recovery and Reinvestment Act of 2009; and (d) that Koehl shall be entitled to retain options to purchase 200,000 shares of Common Stock and options to purchase an additional 200,000 shares of Common Stock previously granted to him and which were to vest on September 23, 2009 but which shall now be immediately vested; provided, however, that the grant of all such options remains subject to the approval of the stockholders in accordance with the terms of the original grant thereof and such options may not be exercised prior to such approval being obtained. 600,000 options were forfeited.

Furthermore, Koehl acknowledged that during the course of his employment with the Company, he has become familiar with the Company's trade secrets and other confidential information and Koehl agreed that during the Compensation Period and for a six (6) month period thereafter (the "Non-Compete Period"), Koehl could not directly or indirectly own any interest in, manage, control, participate in, consult, with, render services for, or in any manner engage in any business involved in the business of the Company conducted or contemplated to be conducted by the Company during the period of Keohl's employment within any geographical area in which the Company engaged in such business or planned to engage in during the period of Koehl's employment. Nothing therein, however, was to prohibit Koehl from being a passive owner of not more than 2% of the outstanding stock of any class of a corporation which is publicly traded, so long as Koehl  has no active participation in the business of such corporation.

During the Non-Compete Period, Koehl shall not, directly or indirectly through another person or entity, (i) induce or attempt to induce any employee of the Company to leave the employ of the Company, or in any way interfere with the relationship between the Company and any employee thereof, (ii) hire any person who was an employee of the Company at any time during the period of Koehl 's employment with the Company, or (iii) induce or attempt to induce any client, customer, supplier or other business relation of the Company to cease doing business with the Company or in any way interfere with the relationship between any such client, customer, supplier or business relation and the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to equity awards outstanding at the conclusion of the fiscal year ended December 31, 2009 for each of the named executive officers:

Name and Principal Position	Number of Securities Underlying Unexercised Options (Exercisable)		Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not vested	Market Value of Shares of Units of Stock that have not vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or other rights that have not vested	Equity Incentive Plan Awards; Market or Payout value of Unearned Shares, Units or other rights that have not vested
Kenneth Kinsella Chief Executive Officer	3,000,000		-	0	$0.58/share	12/15/2012	-	$-	$-	$-
Peter A. Worthington Former Chief Executive Officer	200,000	(1)	-	0	$0.40	4/7/2013	-	$-	$-	$-
Eric Swain (a) Former Chief Executive Officer	2,000,000		1,000,000	0	$1.18	9/23/2025	0	$-	$-	$-
Jeffrey J. Andrews (b)(e) Chief Financial Officer, Secretary and Treasurer	400,000		600,000	0	$1.18	9/23/2027	0	$-	0	$-
Jeffrey T. Kimberly (c)(e) Former President and Chief Operating Officer	300,000		1,200,000	0	$1.18	9/23/2028	0	$-	0	$-
Wayne J. Koehl (d)(e) Former Chief Operating Officer and Executive Vice President	400,000		0	0	$1.18	9/23/2027	0	$-	0	$-

(a)
Ken Kinsella was engaged as the Company’s Chief Executive Officer (“CEO”) on November 11, 2009.  On December 15, 2009 the Board approved the issuance of 3,000,000 options to Mr. Kinsella vesting immediately upon issuance at the current share price on the date issued, to expire within three years of issuance. Such options were cancelled in November of 2010.

(b)
On September 23, 2008, Mr. Swain was awarded options to purchase 5,000,000 shares of our common stock at an exercise price of $1.18 per share, with 1,000,0000 options vesting immediately and the balance vesting in equal annual installments of 1,000,000 beginning on September 23, 2009 and on each anniversary thereof for three years thereafter, provided that Mr. Swain is employed by the Company at each vesting date.  Each option is exercisable for 15 years from the respective vesting dates.  Mr. Swain's employment with the Company was terminated effective on July 6, 2009.  On October 2, 2009, the Company entered into a Settlement Agreement and Release with Mr. Swain, pursuant to which of the options to purchase 5,000,000 shares of our common stock previously granted to Mr. Swain, Mr. Swain retained 1,000,000 that previously vested, 1,000,000 that vested on December 1, 2009 and 1,000,000 that will vest on December 1, 2010, the remaining 2,000,000 being cancelled.

(c)
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

(e)
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

Director Compensation Table

Effective September 23, 2008, our directors are awarded warrants to purchase 5,000 shares of our common stock for each board meeting attended.  The exercise price of the warrants are set at the closing price of the Company’s Common Stock on the day of the meeting and each warrant expires five years from the date of issuance.

The directors also receive $200 per meeting and reimbursement for travel expenses.

On December 15, 2009, the Board approved a change to compensation awarded to its board members effective on the date that the Company achieves Milestone 2, to the following: (i) the Chairman of the Board will receive $50,000 in cash based on approximately 20 days full time work per year comprising Board and shareholders meetings and general interaction with the CEO, executive team, other directors and Company shareholders; (ii) Board members will receive $25,000 in cash based on approximately 10 days full time work per year comprising Board and shareholders meetings and general interaction with CEO, executive team, other directors and Company shareholders; (iii) if a Board member is a committee chairman will receive $3,000 per meeting held as per charter and if a Board member is a member of a committee will receive $2,500 per meeting as per charter;  (iv) for all Board members reasonable expenses will be reimbursed as approved by nominations and compensation committee.  (v) Board member will be entitled to receive a bonus of 1.5% of the profit before taxes for any joint ventures and/or strategic alliances the Company enters into when the venture becomes operational for five years; (vi) If the Company is sold for over $100,000,000 (not including a hostile takeover) during the Board members tenure, the member is entitled to receive a 1.5% bonus of the net proceeds from the sale of the Company.

The following table sets forth the compensation of the directors of the Company for the fiscal year ended December 31, 2009:

Name	Fees Earned or paid in Cash ($) (1)	Stock Awards ($)		Warrants Awards ($) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Kim Thorne O'Brien	$400	$166,000	(1,2)	$9,424	$-	$-	$		$175,824
Jonathan L. Simon	$400	$166,000	(1,2)	$9,424	$-	$-	$		$175,824
Fredrick Clark(3)	$400	$-		$9,424	$-	$-	$		$9,824
Lincoln Jones III(4)	$400	$-		$9,424	$-	$-	$		$9,824
Peter Worthington(5)	$200	$-		$4,520	$-	$-	$		$4,720
Paul J. Sweeney	$400	$-		$9,424	$-	$-	$		$9,824
Brian Ettinger Chairman of the Board(7)	$-	$87,000		$-	$-	$-		$-	$87,000
Ken Kinsella	$-	$-		-	$-	$-		$-	$-
David Ames(9)	$-	$-		$-	$-	$-		$-	$-
Edward Szofer(10)	$-	$-		$-	$-	$-		$-	$-
Paul Somerville(11)	$-	$-		$-	$-	$-		$-	$-

(1) Non-Employee directors receive $200 for attending board meetings.

(2) A Director received 5,000 warrants for attendance at board meetings during the fiscal year ended 2009. The dollar amounts are calculated based on provisions of SFAS, No. 123R, "Share Based Payments" See note 11 of the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 regarding assumptions underlying valuation of equity awards.

(3) Effective as of March 9, 2010, Mr. Clark no longer serves as a director of the Company.

(4) Effective March 9, 2010, Mr. Jones no longer serves as a director of the Company.

(5) Effective as of November 11, 2009 Mr. Worthington no longer serves as a director of the Company.

(6) Effective as of July 6, 2009, Mr. Swain no longer serves as a director of the Company.

(7) Mr. Ettinger was elected as a director on November 11, 2009. He received 150,000 shares of restricted Common Stock upon accepting the position as Chairman of the Board.

(8) Mr. Kinsella was elected as a director on April 28, 2010 and therefore he did not receive compensation as a director for the year ended December 31, 2009.

(9) Mr. Ames was elected as a director on April 28, 2010 and therefore he did not receive compensation as a director for the year ended December 31, 2009.

(10) Mr. Szofer was elected as a director on March 9, 2010 and therefore he did not receive compensation as a director for the year ended December 31, 2009.

(11) Mr. Somerville was elected as a director on March 9, 2010 and resigned on April 28, 2010, therefore he did not receive compensation as a director for the year ended December 31, 2009.

(12) Directors received 200,000 shares of Common Stock as members of the Company's audit committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, certain information, as of December  23, 2010, regarding beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our current executive officers and directors as a group.  At the close of business on December  23, 2010, (i) there were 81,165,217 shares of our Common Stock issued and outstanding and (ii) no shares of our Preferred Stock issued and outstanding.  Unless otherwise noted, we believe that all persons named in the table have sole voting power and investment power with respect to all shares beneficially owned by them and the information as to persons who are not officers or directors of the Company is based upon the latest information made available to the Company.  Shares of Common Stock subject to warrants or other instruments currently exercisable or convertible or exercisable or convertible within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants or other instruments, but are not deemed outstanding for computing the percentage of any other person.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Ken Kinsella(1)	10,000	*
Eric Swain(2)	3,850,000	4.74%
Paul J. Sweeney(3)	9,003,774	11.09%
David Ames(4)	0	0.0%
Edward Szofer(5)	100,000	*
Frank G. Pringle(6) 109 Bortons Road Marlton, New Jersey 08053	8,391,891	10.34%
Carbon Recovery Corporation Liquidating Trust(7) c/o Fox Law Offices, P.A., Trustee 131 Court Street, #11 Exeter, New Hampshire 03833	11,188,996	13.79%
Mobilestream Oil, Inc. Liquidating Trust(8) c/o Fox Law Offices, P.A., Trustee 131 Court Street, #11 Exeter, New Hampshire 03833	11,145,225	13.73%
Jeffrey J. Andrews (9)	1,565,765	1.93%
Jeffrey J. Kimberly	300,005	*
Brian Ettinger(10)	525,000	*
Peter Worthington(11)	400,000	*
Wayne Koehl(12)	0	*
All Current Executive Officers and Directors as a Group (4 persons) (13)	9,113,774	11.23%

* Less than 1%.

1. Ken Kinsella is the Company’s Chief Executive Officer, President and Chairman of the Board. Includes 10,000 shares of our Common Stock.

2. Eric Swain served as the Company’s Chief Executive Officer. Includes (i) 1,850,000 outstanding shares of our Common Stock and (ii) immediately exercisable options to purchase 2,000,000 shares of our Common Stock at an exercise price of $1.18 per share and expiring September 23, 2023.  Does not include options to purchase 1,000,000 shares of our Common Stock at an exercise price of $1.18 per share exercisable on December 1, 2010 and expiring September 23, 2023.  Mr. Swain was the Company’s Chief Executive Officer at December 31, 2008, but is no longer employed by the Company.

3.  Paul Sweeney is a director on the Board. Includes (i) 5,249,387 outstanding shares of our Common Stock; (ii) immediately exercisable warrants to purchase 3,749,387 shares of our Common Stock and expiring on December 31, 2010; (iii) immediately exercisable warrants to purchase 5,000 shares of our Common Stock at an exercise price of $2.25 per share and expiring September 24, 2013.  Does not include (i) 316,550 shares of our Common Stock held by the Carbon Recovery Liquidating Trust for the benefit of Mr. Sweeney; (ii) 316,550 not yet exercisable CRC Acquisition Warrants to purchase shares of our Common Stock at an exercise price of $2.75 per share and (iii) 316,550 not yet exercisable CRC Acquisition Warrants to purchase shares of our Common Stock at an exercise price of $4.00 per share, all such CRC Acquisition Warrants being held by the Carbon Recovery Liquidating Trust for the benefit of Mr. Sweeney expiring on December 31, 2010.

4. David Ames is a director on the Board.

5. Edward Szofer is a director on the Board.

6.  Frank Pringle served as the Company’s former Chariaman, President and Chief Executive Officer.  Includes (i) 8,391,891 outstanding shares of our Common Stock.  Does not include (i) 119,000 outstanding shares of our Common Stock held by the Carbon Recovery Liquidating Trust for the benefit of Mr. Pringle; (ii) 473,883 outstanding shares of our Common Stock held by Lois Augustine Pringle, Mr. Pringle's wife; (iii) 1,520,171 outstanding shares of our Common Stock held by the Carbon Recovery Liquidating Trust for the benefit of Mrs. Pringle.

7.  Includes 11,188,996 outstanding shares of our Common Stock. Does not include (i) 5,305,940 not yet exercisable CRC Acquisition Warrants to purchase shares of our Common Stock at an exercise price of $2.75 per share and (ii) 1,397,600 not yet exercisable CRC Acquisition Warrants to purchase shares of our Common Stock at an exercise price of $4.00 per share, all such CRC Acquisition Warrants expiring on December 31, 2010.  Fox Law Offices, P.A. is the trustee of the Carbon Recovery Liquidating Trust and has no beneficial ownership interest in the securities held in the Trust.  However, until such time as our shares of Common Stock held by the Trust are distributed to its beneficial holders, Fox Law Offices, P.A has the right to vote these shares, which right is exercised by Richard C. Fox as principal of Fox Law Offices, P.A. No person or entity has a 5% or greater interest in the Company as the result of his/her/its beneficial interest in the Carbon Recovery Liquidating Trust.

8.  Includes 11,145,225 outstanding shares of our Common Stock. Does not include 3,705,867 not yet exercisable Mobilestream Acquisition Warrants to purchase shares of our Common Stock at an exercise price of $4.75 per share and expiring on December 31, 2010. Fox Law Offices, P.A. is the trustee of the Mobilestream Liquidating Trust and has no beneficial ownership interest in the securities held in the Trust.  However, until such time as our shares of Common Stock held by the Trust are distributed to its beneficial holders. Fox Law Offices, P.A has the right to vote these shares, which right is exercised by Richard C. Fox as principal of Fox Law Offices, P.A. No person or entity has a 5% or greater interest in the Company as the result of his/her/its beneficial interest in the Mobilestream Liquidating Trust.

9. Jeffrey Andrews served as the Company’s Chief Financial Officer, Treasurer and Secretary from September 22, 2006 through February 1, 2010.  Includes (i) 1,365,765 shares of Common Stock and (ii) immediately exercisable warrants to purchase 200,000 shares of our Common Stock at an exercise price of $1.00 per share and expiring September 23, 2018.  Does not include options to purchase 1,000,000 shares of Common Stock at an exercise price of $1.18 per share which are subject to shareholder approval of the amendment to the Company’s stock option plan and expire on September 23, 2028.

10. Does not include 400,000 shares of Common Stock owned by Worldwide Strategic Partners, Inc. (“Worldwide”).  Brian Ettinger, our former Chairman of the Board serves as CEO and General Counsel for Worldwide.

11. Includes 400,000 outstanding shares of our Common Stock held by LP (Origination) Limited, UK, of which Mr. Worthington is the owner.  Mr. Worthington was a director of the Company from August 13, 2008 until November 11, 2009 and the Company’s Chief Executive Officer from July 6, 2009 until November 11, 2009 and is no longer employed by the Company.

12. Mr. Koehl was the Company’s Chief Operating Officer at December 31, 2008, but is no longer employed by the Company.

13. As of December  23, 2010.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of Fiscal Year Ended December 31, 2009
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,200,000		$0.88	0
Equity compensation plans not approved by security holders	3,775,000	(2)(3)	$1.19	1,085,000	(4)
Total	9,660,000		$0.99	0

1. Represents (i) 200,000 options issued to Jeff Andrews in 2006 at an exercise price of $1.00 per share expiring on September 23, 2018; (ii) 3,000,000 options issued to our former CEO, Eric Swain in September of 2008 at an exercise price of $1.18 per share, 1/3 of which will expire each year beginning September 23, 2023; (iii) 3,000,000 options issued to our current CEO, Ken Kinsella, to be exercised within 36 months from the date of issuance at an exercise price of $.58 per share, pursuant to an individual compensation arrangement and (iv) 200,000 securities subject to issuance upon exercise of outstanding warrants pursuant to an individual compensation arrangement with Peter Worthington, our former CEO and a director, at an exercise price of $.40 per share to expire on April 7, 2013.

2. During 2008, the Board of Directors adopted a plan of compensation for the Board of Directors providing for the issuance of a total of up to 1,200,000 warrants to directors for attending meetings of the Board of Directors.  As of December 31, 2008, each director receives 5,000 warrants for each meeting attended.  Warrants from this plan are also granted for each meeting of the committees of the Board attended.  As of December 31, 2009, 115,000 warrants were issued under this plan. An aggregate of 30,000 warrants have an exercise price equal to $1.04 per share and expire on March 27, 2010.  An aggregate of 25,000 of these warrants are exercisable at an exercise price equal to $1.10 per share and expire on August 5, 2013.  The remaining 60,000 warrants are exercisable at an exercise price of $0.58 per share and expire on December 15, 2013.

3.  3,460,000 of these securities are subject to issuance upon exercise of outstanding options, but are subject to stockholder approval of an increase in the number of securities authorized to be issued under our 2008 Stock Option Incentive Plan.  The 2008 Stock Option Incentive Plan reserved up to an aggregate of 2,500,000 shares of the Company’s Common Stock for issuance under the plan.

4.  Includes the number of securities remaining for issuance under the plan of compensation adopted by the Company for attendance at board meetings by directors.

Item 13. Certain Relationships and Related Transactions.

Carbon Recovery Acquisition Agreement

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

At the CRC Acquisition Closing, we assumed certain specified liabilities of CRC, acquired substantially all of the assets of CRC and issued a total of 48,688,996 shares of our common stock (including (i) 37,500,000 shares issued to Mobilestream representing Mobilestream’s ownership of the identical number of shares of CRC common stock and (ii) 11,188,996 shares issued to CRC ).  The acquired assets of CRC included an exclusive license, carried at a zero dollar book value, from Mobilestream to utilize the patent pending application for the use of the Technology.  As part of the transaction, we also issued to CRC 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants (collectively, the "CRC Acquisition Warrants") to purchase shares of our common stock.  The Class B and Class D warrants have an exercise price of $2.75 and the Class E warrants have an exercise price of $4.00.  All of the CRC Acquisition Warrants were originally scheduled to expire at different times in 2007 and 2008. However, through several amendments the Board of Directors extended the expiration date of the CRC Acquisition Warrants to March 31, 2010. The CRC Acquisition Warrants have currently expired.

In order to clarify, restate and memorialize the ownership and licensure of the intellectual property previously licensed to Carbon Recovery by Careful Sell (which, by the time of the CRC Acquisition Closing, had been merged into Mobilestream, contemporaneous with the CRC Acquisition Closing,  Mobilestream, Mr. Pringle and his wife, Lois Augustine Pringle, executed a combined technology license agreement (the "Combined Technology License Agreement").  The Combined Technology License Agreement confirmed (i) Mobilestream as the sole owner of the licensed intellectual property, and (ii) the exclusive license of the intellectual property by Mobilestream to Carbon Recovery.  In the same agreement, Carbon Recovery assigned all of its interest in the intellectual property license to the Company and the Company agreed to pay to Mobilestream the royalty payments that CRC was previously obligated to pay to Mobilestream under the February 2005 Agreement.  The Company's royalty obligations under the Combined Technology License Agreement ended when the Company acquired substantially all of the assets of Mobilestream.

Upon the CRC Acquisition Closing, CRC’s sole assets were the shares and warrants we issued to CRC at the CRC Acquisition Closing (the “CRC Acquisition Consideration”).  For federal income tax reasons and in order to avoid treatment as an inadvertent investment company under the Investment Company Act of 1940, CRC determined to liquidate and dissolve immediately upon the CRC Acquisition Closing and to deposit all its assets (consisting, at that point, solely of the CRC Acquisition Consideration) in a liquidating trust (the “CRC Liquidating Trust”) pursuant to a liquidating trust agreement (the "CRC Liquidating Trust Agreement") entered into with Olde Monmouth Stock Transfer Co., Inc. ("Olde Monmouth"), our transfer agent, and pursuant to which Olde Monmouth agreed to act as the liquidating trustee.  Old Monmouth’s term as trustee has since ended and Fox Law Offices P.C., currently serves as trustee (the "CRC Liquidating Trustee"). The beneficiaries of the CRC Liquidating Trust are the stockholders of CRC.  The CRC Acquisition Consideration must be held in the liquidating trust indefinitely until it can all be distributed to the beneficiaries of the CRC Liquidating Trust pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption therefrom.  In connection with the CRC Liquidating Trust Agreement, we agreed that we would file a registration statement for the resale of the shares of our common stock and warrants (and the shares underlying them) issued as part of the CRC Acquisition Consideration and for the resale of the shares underlying the CRC Acquisition Warrants.  In January of 2010, the expiration date of the Mobilstream Acquisition Warrants, was extended from March 31, 2010 to December 31, 2010.

As of December 31, 2009, the Company believes that (i) Mr. Pringle is entitled to a distribution of 119,000 shares of our common stock from the CRC Liquidating Trust and (ii) Lois Augustine Pringle, the wife of Mr. Pringle, is entitled to a distribution of 1,520,171 shares of our common stock from the CRC Liquidating Trust.

Mobilestream Oil, Inc. Acquisition Agreement

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

The Mobilestream assets we acquired consisted of (i) the then three patents pending for the Technology carried at a book value of zero, (ii) approximately $1,678,000 of cash and (iii) approximately $149,000 of fixed assets.  Mobilestream also owned 37,500,000 shares of our own common stock (acquired in connection with our purchase of the assets of CRC) which were cancelled as part of the transaction.   Further, at the Mobilestream Acquisition Closing, the Combined Technology License Agreement was terminated by virtue of the merger of the interests of the licensor and the licensee thereunder.

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

At the Mobilestream Acquisition Closing, we issued (i) 11,145,225 shares of our Common Stock to Mobilestream (the “Mobilestream Acquisition Common Stock”); (ii) 35,236,188 shares of our 2006 Series of Convertible Preferred Stock (or “Preferred Stock A”) to Frank G. Pringle, the sole holder of the 2006 Series of Mobilestream Preferred Stock; and (iii) 27,205,867 common stock purchase warrants (the "Mobilestream Acquisition Warrants”) to purchase shares of our common stock on the basis of one Mobilestream Acquisition Warrant for each three shares of either Mobilestream common stock or preferred stock, exercisable at $4.75 per share for a period ending on December 31, 2007.  23,500,000 of the Mobilestream Acquisition Warrants were issued directly to Frank G. Pringle and were subsequently cancelled on October 23, 2007.   The remainder of the Mobilestream Acquisition Warrants were issued to Mobilestream.  On December 31, 2007, the Board of Directors extended the expiration date of the outstanding Mobilestream Acquisition Warrants to December 31, 2008.  In November 2008, the Board of Directors amended the expiration date of the outstanding Mobilestream Acquisition Warrants to 120 days subsequent to the effective date of a successful registration statement filed with the SEC covering the outstanding Mobilestream Acquisition Warrants.  In July 2009, the Company amended the expiration date of the Mobilestream Acquisition Warrants to March 31, 2010. In January of 2010, the expiration date of the Mobilstream Acquisition Warrants, was extended from March 31, 2010 to December 31, 2010.

As stated above, at the Mobilestream Acquisition Closing, we issued 35,236,188 shares of our Preferred Stock A to Frank G. Pringle, the sole holder of the 2006 Series of Mobilestream Preferred Stock.  At the time of issuance, each share of Preferred Stock A was entitled to two votes per share and each was convertible into two shares of our Common Stock.  In October 2007, the terms of conversion of our Preferred Stock A were changed from two shares of our Common Stock for each share of Preferred Stock A to half of one share of our Common Stock for each share of our Preferred Stock A.  On June 25, 2008, Mr. Pringle converted 1,791,064 shares of Preferred Stock A into 895,532 shares of our Common Stock.  On August 13, 2008, Mr. Pringle converted an additional 33,440,124 shares of Preferred Stock A into 16,720,062 shares of our Common Stock and sold 6,600,000 shares of our Common Stock back to the Company for $1,650,000 pursuant to a Stock Redemption Agreement.  The remaining 5,000 shares of Preferred Stock A, then held by a person related to Mr. Pringle, were converted into 2,500 shares of our Common Stock on January 6, 2009.

Upon the Mobilestream Acquisition Closing, Mobilestream’s sole assets were the shares and warrants we issued to Mobilestream at and in connection with the Mobilestream Acquisition Closing (the “Mobilestream Acquisition Consideration”, excluding the 23,500,000 Mobilestream Acquisition Warrants issued directly to Frank Pringle which were subsequently cancelled and the Preferred Stock A which has since been converted into shares of our Common Stock).  For federal income tax reasons and in order to avoid treatment as an inadvertent investment company under the Investment Company Act of 1940, Mobilestream determined to liquidate and dissolve immediately upon the Mobilestream Acquisition Closing and to deposit all its assets (consisting, at that point, solely of the Mobilestream Acquisition Consideration) in a liquidating trust (the “Mobilestream Liquidating Trust”) pursuant to a liquidating trust agreement (the "Mobilestream Liquidating Trust Agreement") entered into with Olde Monmouth and pursuant to which Olde Monmouth agreed to act as the liquidating trustee. Old Monmouth’s term as trustee has since ended and Fox Law Offices P.C., currently serves as trustee (the "Mobilstream Liquidating Trustee").  The beneficiaries of the Mobilestream Liquidating Trust are the stockholders of Mobilestream.  The Mobilestream Acquisition Consideration must be held in the liquidating trust indefinitely until it can all be distributed to the beneficiaries of the Mobilestream Liquidating Trust pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption therefrom.  In connection with the Mobilestream Liquidating Trust Agreement, we agreed that we would file a registration statement for the resale of the shares of our common stock and warrants (and the shares underlying them) issued as part of the Mobilestream Acquisition Consideration. The obligation to register now exists solely with respect to the shares of Common Stock issued to Mobilestream at the Mobilestream Acquisition Closing as the Mobilestream Acquisition Warrants have expired as of March 31, 2010.

On May 17, 2007, we purchased 94,961 shares of our common stock for $66,471 in cash from Ms. Lois Pringle, the wife of Mr. Frank G. Pringle, our then President and Chief Executive Officer.

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

Worldwide Strategic Partners, Inc.

In November 2007, the Company entered into a six month consulting agreement with Worldwide Strategic Partners, Inc. (“Worldwide”), a corporation in which General Lincoln Jones III, a former director, has an ownership interest in excess of thirty percent. The consulting agreement was executed and delivered approximately six-months before General Jones became a director of our Company. Subsequent to the execution of the consulting agreement with Worldwide, the Company issued a total of 150,000 shares of its common stock to Worldwide valued at $448,000 through June 30, 2008. On May 26, 2008, the Company and Worldwide terminated the November 2007 consulting agreement by agreeing to pay Worldwide a total of 275,000 shares of its common stock for services rendered, inclusive of the 150,000 shares previously issued. On May 26, 2008, the Company entered into a new five-year consulting agreement with Worldwide expiring on May 26, 2013, pursuant to which Worldwide will identify potential acquisition candidates or joint venture partners for the Company, and upon closing a transaction with any such candidate, the Company will pay Worldwide a fee based upon a percentage of the value of the transaction beginning with 5% of the first $1,000,000 dollars, and declining 1% for each successive $1,000,000 increase in transaction value until Worldwide receives 1% of the transaction value in excess of $4,000,000.  Brian Ettinger, the CEO and General Counsel for Worldwide, was appointed to the Company’s Board of Directors and as its Chairman on November 11, 2009 and resigned on July 16, 2010.

Investor Relations Agreement

On September 4, 2008, the Company entered into an Investor Relations Agreement with Paul Sweeney, a director of the Company since August 13, 2008, for consulting services relating to investor relations and investment banking services to be provided by Mr. Sweeney for a one year period.  On September 8, 2008, the Company issued 1,500,000 shares of its common stock to Mr. Sweeney, valued at $1,440,000, for the consulting services he provided and will provide to the Company.  Prior to his becoming a director of the Company, Mr. Sweeney made investments in the Company whereby he purchased securities directly from the Company as follows:

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

(iii) on April 1, 2008, Mr. Sweeney acquired 2,018,057 shares of common stock from the Issuer at a purchase pr ice of $1.00 per share and in connection therewith received warrants for the purchase of an additional 2,018,057 shares of common stock at an exercise price of $2.00 per share; and

(iv) on April 11, 2008, Mr. Sweeney acquired 1,100,000 shares of common stock from the Company at a purchase price of $1.11 per share and in connection therewith received warrants for the purchase of an additional 1,100,000 shares of common stock at an exercise price of $2.00 per share.

LP Origination Limited Consulting Agreement

On October 1, 2008, the Company and LP (Origination) Limited, a United Kingdom company (“LP Origination”) owned by Peter A. Worthington, a director of the Company from August 13, 2008 until November 11, 2009 and the Company’s Chief Executive Officer from July 6, 2009 until November 11, 2009, entered into a consulting agreement with an effective date of August 1, 2008, pursuant to which LP Origination agreed to perform management advisory and strategic planning services for a term ending on February 1, 2009, in return for a payment of $90,000 and the issuance of 100,000 shares of the Company’s common stock valued at $149,000 using the average of the closing bid and ask price of our common stock on that day as reported by the Pink Sheets. On September 30, 2008, we paid $50,000 to LP Origination with the remaining $40,000 payment paid in November 2008.  On May 11, 2009, we entered into another Consulting Agreement with LP Origination with an effective date of April 7, 2009, pursuant to which LP Origination agreed to perform management advisory, strategic planning and other consulting services as Global may request from time to time for a term ending on April 6, 2010, in return for (i) a payment of $100,000 conditioned upon and to be paid after the consummation of a specified amount of sales have been made that exploits Global’s patent pending microwave technologies and for which LP Origination had some significant involvement as set forth in the Consulting Agreement and (ii) the immediate entitlement to and subsequent issuance of 300,000 shares of Global’s Common Stock, which shares were ultimately issued on May 12, 2009.  The latest Consulting Agreement was terminated on November 11, 2009.

Frank Pringle Severance Agreement

On November 12, 2008 the Company, Mr. Pringle, and 888 Corp. entered into a severance agreement pursuant to which (i) the Company agreed to pay Mr. Pringle $200,000.00 per year for the six (6) year period commencing on January 1, 2009 in consideration for (i) Mr. Pringle's return of 225,000 shares of common stock previously issued to Mr. Pringle on or about June 26, 2008 and which Mr. Pringle held in "street name" at a broker-dealer and (ii) the continued compliance by Mr. Pringle and 888 Corp. with the covenants, agreements and other terms of the Severance Agreement (as described in more detail below). The Company agreed to make payments to Mr. Pringle in monthly installments (which was offset by approximately $15,000 that Mr. Pringle was obligated to reimburse the Company by March 1, 2009, which amount includes personal expenses of Mr. Pringle incurred by the Company and 50% of the legal fees and expenses incurred by the Company in regard to the negotiation and preparation of the Severance Agreement). The Company's severance payments to Mr. Pringle would also be offset by any indemnification payments that Mr. Pringle may become obligated to pay under the Severance Agreement.

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

The Severance Agreement also provided for: (i) the immediate termination of the Consulting Agreement between the Company and 888 Corp. with no further payments or benefits due from the Company to 888 Corp. (except for payments to 888 Corp. of any sums otherwise due under the Consulting Agreement through December 31, 2008); (ii) Mr. Pringle to be subject to a nine year non-compete and non-solicit agreement, which runs from the date of the agreement until the end of the third year after his last scheduled payment under the Severance Agreement; (iii) Mr. Pringle to be subject to a non-disclosure obligation and to return to the Company all copies of confidential information directly or indirectly in his possession or control; and (iv) mutual general releases and non-disparagement provisions.

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

On September 29, 2009, (i) the Company declined to exercise its right of first refusal to purchase a total of 950,000 shares from Mr. Pringle and (ii) the Company and Pringle agreed to amend the Pringle Severance Agreement with respect to the selling restrictions (the “Amendment”).  Pursuant to the Amendment, (i) Mr. Pringle agreed not to sell, assign, transfer, pledge or encumber more than 20,000 shares of the Company’s common stock per week commencing on September 28, 2009 and continuing for the following 78 weeks thereafter, (ii) any transfers of shares that Mr. Pringle agreed to make prior to September 28, 2009 would be made from the 950,000 shares that were permitted to be sold pursuant to the Pringle Severance Agreement prior to November 1, 2009 and (iii) in all other respects, the terms of the original Pringle Severance Agreement remain unchanged.

Clark Resources, Inc.

The Company engaged Clark Resources, Inc. (“Clark”), a governmental relations consulting firm located in Harrisburg, Pennsylvania, to provide consulting services with respect to governmental issues concerning permits and funding.  The president and CEO of Clark is Frederick A. Clark, who served as a director of the Company from December 2006 to March 9, 2010. The Company had an unwritten monthly retainer agreement with Clark Resources and for the years ended December 31, 2008 and 2007, and for the cumulative period July 12, 2002 (inception) to December 31, 2008, paid Clark Resources a total of $60,000, $65,000, and $154,670, respectively.   The monthly retainer agreement was terminated as of May 31, 2009.

Wayne Koehl

Pursuant to an agreement and general release dated on or about May 9, 2009, the Company agreed (a) to pay to Koehl a salary for a period of six (6) months and two (2) weeks from April 17, 2009 (the “Compensation Period”) (b) to pay to Koehl any bonuses that would have been payable to Koehl pursuant to his employment letter with the Company dated September 23, 2008 (the “Employment Letter”) based upon sales made by the Company solely to Biofuels, Inc. as if Koehl had remained in the employment of the Company at the time of such sales; (bonuses would not be paid on sales made other than to Biofuels, Inc.) (c) if the Company properly and timely elects to continue medical coverage under Company’s current health care benefits plan in accordance with the continuation requirements of COBRA, the Company shall pay for the cost of the premium for such coverage for a period of six (6) months and two (2) weeks beginning on the last day of employment. Thereafter, Koehl shall be entitled to elect to continue such COBRA coverage for the remainder of the COBRA period, at Koehl’s own expense, subject to the provisions of the American Recovery and Reinvestment Act of 2009; and (d) that Koehl shall be entitled to retain options to purchase 200,000 shares of Common Stock and options to purchase an additional 200,000 shares of Common Stock previously granted to him and which were to vest on September 23, 2009 but which shall now be immediately vested; provided, however, that the grant of all such options remains subject to the approval of the stockholders in accordance with the terms of the original grant thereof and such options may not be exercised prior to such approval being obtained. 600,000 options were forfeited.

Furthermore, Koehl acknowledged that during the course of his employment with the Company, he has become familiar with the Company's trade secrets and other confidential information and Koehl agreed that during the Compensation Period and for a six (6) month period thereafter (the "Non-Compete Period"), Koehl could not directly or indirectly own any interest in, manage, control, participate in, consult, with, render services for, or in any manner engage in any business involved in the business of the Company conducted or contemplated to be conducted by the Company during the period of Keohl's employment within any geographical area in which the Company engaged in such business or planned to engage in during the period of Koehl's employment. Nothing therein, however, was to prohibit Koehl from being a passive owner of not more than 2% of the outstanding stock of any class of a corporation which is publicly traded, so long as Koehl  has no active participation in the business of such corporation.

During the Non-Compete Period, Koehl shall not, directly or indirectly through another person or entity, (i) induce or attempt to induce any employee of the Company to leave the employ of the Company, or in any way interfere with the relationship between the Company and any employee thereof, (ii) hire any person who was an employee of the Company at any time during the period of Koehl 's employment with the Company, or (iii) induce or attempt to induce any client, customer, supplier or other business relation of the Company to cease doing business with the Company or in any way interfere with the relationship between any such client, customer, supplier or business relation and the Company.

Eric Swain Settlement Agreement and Release

On October 2, 2009, the Company entered into a Settlement Agreement and Release with Eric Swain, the Company’s Chief Executive Officer from November 24, 2008 until July 6, 2009 (the “Swain Severance Agreement”).  The Swain Severance Agreement replaced the prior terms of employment  that the Company had with Mr. Swain.  Pursuant to the terms of the Swain Severance Agreement, in material part, (a) the Company and Mr. Swain agreed to mutual general releases; (b) Mr. Swain agreed, for a two year period, not to compete in the business of microwave resource recovery technology and not to solicit the Company’s employees or customers; (c) of the options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $1.18 per share previously granted to Mr. Swain, Mr. Swain retained 1,000,000 that previously vested, 1,000,000 that vested on December 1, 2009 and 1,000,000 that will vest on December 1, 2010, the remaining 2,000,000 being cancelled; (d) the Company agreed, subject to Mr. Swain’s continued compliance with the terms of the Swain Settlement Agreement, (i) to pay to Mr. Swain certain bonuses, if earned, payable to him under the prior terms of his employment through January 6, 2011, and (ii) to issue to Mr. Swain an aggregate of 2,250,000 shares of its common stock on certain dates starting on October 6, 2009 and ending on October 6, 2011, of which 1,800,000 shares are to be shares registered under the Securities Act of 1933 pursuant to an effective registration statement on Form S-8 filed on January 29, 2008 (“S-8 Shares”); (e) Mr. Swain agreed not to sell more than 35,000 S-8 shares during any calendar week; (f) the Company will continue to provide full health insurance benefits to Mr. Swain through July 5, 2010;  and (g) the Company transferred to Mr. Swain the title of ownership of the Company’s car then in Mr. Swain’s possession.  In compliance with the terms of the Swain Severance Agreement, on October 5, 2009, the Company issued to Mr. Swain 450,000 restricted shares of its common stock.  In September of 2009, the Company recorded a severance expense of $3,654,714 for the payments to be paid by the Company to Mr. Swain pursuant to the Swain Settlement Agreement.  The payments were valued using the present value of expected future outflows. The Swain Severance Agreement was amended on January 26, 2010, to provide that the remaining 1.2 million S-8 Shares issuable in connection with the Severance Agreement on future dates in 2010 and 2011 would be replaced by issuing 1.4 million shares of its restricted common stock subject to SEC rule 144 on January 27, 2010.

UAF License Agreement

On October 14, 2009, the Company entered into a License Agreement with Universal Alternative Fuels, Inc. (“UAF”) and in connection therewith (i) the Company entered into a Security Agreement with UAF and (ii) UAF issued a Purchase Order to the Company.  Pursuant to the terms of the License Agreement, in material part, (i) UAF purchased an exclusive, world-wide, royalty-free license, with the right to sub-license and effective for an unlimited time, to use and exploit the Company’s intellectual property and technological know-how for the microwave processing of oil shale and coal and the recovery of energy, energy-producing materials and by-products from oil shale and coal; (ii) UAF paid to the Company a license fee of $750,000 and will issue to the Company shares of common stock of UAF equal to 20% of the issued and outstanding shares of UAF common stock; and (iii) UAF agreed to purchase exclusively from the Company all machines to be manufactured for UAF (or its sub-licensees) under the license agreement, subject to the Company’s ability to manufacture such machines.  In connection with the License Agreement, (i) the Company entered into a Security Agreement with UAF and (ii) UAF issued a Purchase Order to the Company.  The Company understands that Mr. Thomas Vieweg, who owns 125,000 shares of Common Stock of the Company and was a former consultant to the Company, is a principal in UAF.  In addition, the Company understands that certain other principals of UAF currently are either principals or affiliates of Professional Offshore Opportunity Fund, Ltd. (“POOF”).  POOF previously provided certain financing to, and was a security holder of, the Company.

Prior to the date of this filing, the Company received from UAF a notice of termination (the "Termination Notice") of the License Agreement and Purchase Order and a notice of foreclosure ("Foreclosure Notice") in connection with the Security Agreement.  The Company believes that, for a number of reasons, pursuant to the terms of the License Agreement and all related agreements, the Termination Notice and Foreclosure Notice are invalid. On July 26, 2010, the Company issued a notice of default ("Default Notice") to UAF as a result of UAF's failure to issue the Equity Interests and make the required Purchase Price payments pursuant to the terms of the License Agreement and Purchase Order.  UAF has 60 days from the date of the Default Notice to cure such breach.  If UAF has not cured the breach within the 60 day time frame the Default Notice serves as notice of termination by the Company of the License Agreement and Purchase Order. Upon such termination UAF's lien pursuant to the Security Agreement would terminate. The 60 day time frame has elapsed as of September 26, 2010 thereby terminating the License Agreement and Purchase Order.  On October 20, 2010, UAF sent to the Company a Notice of Disposition of Collateral notifying the Company that certain of it patent applications and other items as identified in the Security Agreement would be offered for sale at a public auction on November 4, 2010. The Company is not aware if such auction was actually held.  Additionally, on November 4, 2010 the Company received a copy of a written consent executed by the board of directors of UAF authorizing the issuance of the Equity Interest together with an unsigned copy of a stock certificate in the Company’s name for an aggregate of 40 shares of the common stock of UAF.  There are no assurances as to the outcome of this dispute.

Brian Ettinger Consulting Agreement and Indemnity Agreement and Release

On November 11, 2009, the Board elected Brian Ettinger to the Board of Directors of the Company and appointed him as the Chairman of the Board. Prior to such appointment and in connection with consultant services provided by Mr. Ettinger to the Company, the Company issued to Mr. Ettinger the following securities: (i) on June 13, 2008, the Company issued 57,500 shares of its Common Stock to Mr. Ettinger as payment for consulting services rendered valued at $129,375; (ii) on October 1, 2008, the Company issued to Mr. Ettinger warrants to purchase 300,000 shares of its Common Stock in partial payment of consulting services to be performed, which warrants have an exercise price of $2.00, with 100,000 warrants vesting on each of June 10, 2009, January 10, 2010 and June 10, 2010; (iii) on October 31, 2008, the Company issued 150,000 shares of its Common Stock to Mr. Ettinger for consulting services rendered valued at $232,500; (iv) on April 1, 2009, the Company issued to Mr. Ettinger warrants to purchase 200,000 shares of its Common Stock in partial payment of consulting services to be performed, which warrants have an exercise price of $1.10 per share and expire on varying dates ranging from January 10, 2012 to June 10, 2012; and (v) on April 22, 2009, the Company issued 225,000 shares of its Common Stock to Mr. Ettinger for consulting services rendered valued at $254,250.

On January 1, 2010, the Company entered into a Consulting Services Agreement with Mr. Ettinger. (A) Mr. Ettinger agreed to provide the Company with certain consulting services outside his duties as Chairman of the Board of Directors of the Company and (B) as compensation for the consulting services to be provided by Mr. Ettinger pursuant to the Consulting Services Agreement, the Company agreed to issue to Mr. Ettinger (i) 375,000 shares of its Common Stock (valued at $0.58 per share, the last sale price per share of the Company’s Common Stock as reported by the Pink Sheets on December 31, 2009), which shares were issued on January 6, 2010 and which may be required to be assigned back to the Company in the event of the termination of the Consulting Services Agreement under certain circumstances, and (ii) warrants to purchase a total of 500,000 shares of the Company’s Common Stock at an exercise price of $0.58 per share, which warrants were issued on January 6, 2010, half of which warrants vest on each of July 1, 2010 and January 1, 2011 and which warrants are exercisable for a 24 month period following the respective vesting dates.

On July 16, 2010, Mr. Ettinger resigned from his position on the Board of Directors of the Company.  In connection with Mr. Ettinger’s resignation all prior employment and/or consulting agreements with Mr. Ettinger were terminated and the Company entered into a new consulting agreement with Mr. Ettinger.  The terms of the new consulting agreement provide that Mr. Ettinger shall provide general consulting services and assist the Company in developing its technology and products for business opportunities in the United States and internationally. The Company also acknowledges and agrees that Mr. Ettinger has earned all compensation, including shares issued and stock options granted under the original consulting agreement. For all opportunities agreed upon in writing by the Company, Mr. Ettinger shall receive a consulting fee equal to 5% of the gross revenues received by the Company.  Additionally, the Company agreed to reimburse Mr. Ettinger for certain pre-approved travel and lodging expenses.  The Consulting Agreement is for a term of one year and may be extended thereafter by mutual agreement of the parties.

The Company and Mr. Ettinger also entered into an indemnity agreement, dated July 16, 2010 (the “Indemnity Agreement”), pursuant to which the Company agreed to indemnify Mr. Ettinger from and against any and all claims, losses, fines, penalties, judgments, damages, costs or expenses (including attorneys’ fees, consultant fees and expert fees) and all other liabilities to any third party arising out of or resulting from that certain lawsuit currently pending in the Superior Court of New Jersey and initiated by Jeffrey Kimberly, the Company’s former Chief Executive Officer against the Company, Ken Kinsella and Brian Ettinger. Additionally, the Company agreed to pay Mr. Ettinger, a lump sum cash payment equal to $80,000, by July 23, 2010, which includes payment of an outstanding invoice for legal services amounting to approximately $53,000.

In accordance with the terms of the Indemnity Agreement, Mr. Ettinger agreed to waive his right to receive 500,000 shares of the Company’s Common Stock and options to purchase an aggregate of 1,000,000 shares of the Company’s Common Stock approved by the Company’s Board of Directors in December of 2009, as well as any other additional compensation benefits that Mr. Ettinger may have been entitled to upon the Company reaching certain milestones.

In addition to the Indemnity Agreement, the Company also entered into a mutual release (the “Mutual Release”) with Mr. Ettinger dated July 16, 2010 (the “Effective Date”), pursuant to which the parties agreed to waive, release and discharge each other party and as applicable, their predecessors in interest, successors, shareholders, assigns, affiliates, directors, officers, shareholders, members, managers, employees, agents and heirs from any and all claims, liabilities, demands, causes of action or suits of any kind whether existing now or in the future, that might arise from, related to or in any way connected with any actions or omissions occurring prior to the Effective Date. The Mutual Release does not release either party from any claim related to or in connection with any acts or omissions that, individually or collectively, constitute fraud, fraudulent inducement or intentional misrepresentation.

Director Independence

As the Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, no disclosure is required for this portion of Item 7, pursuant to Item 407(a) of Regulation S-K. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Ken Kinsella would not be considered an independent director.

Item 14.  Principal Accounting Fees and Services

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

As of May 17, 2010, the Company’s independent auditing firm is Cherry Bekaert & Holland LLP (“Cherry Bekaert”). Prior to this date Rothstein Kass & Company was the Company’s independent auditing firm. The following is a summary of the fees billed to the Company by Rothstein Kass & Company, P.C. for professional services rendered for the fiscal years ended December 31, 2008 and 2009.

Fee Category	Fiscal 2009 Fees		Fiscal 2008 Fees
Audit Fees(a)		$577,287		$358,614
Audit-Related Fees(b)	$		$
Tax Fees(c)		$47,000		$7,546
All Other Fees(d)		$36,935		$60,962
Total Fees		$661,222		$427,121

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

(c)	TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

(d)	ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 31 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

3.1
Articles of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, SEC File Number 333-149199 and incorporated herein by this reference.

3.2	Certificate of Designations, filed with the State of Nevada on May 28, 2010

3.3
Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.2(iii) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, SEC File Number 333-151584, filed October 22, 2008.

4.6
Form of Carbon Recovery Acquisition Class B Warrant dated September 26, 2006, incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1, SEC File Number 333-152118, filed on July 3, 2008 (the “152118 Registration Statement”).

4.6.1	Form of Carbon Recovery Acquisition Class D Warrant dated September 26, 2006, incorporated herein by reference to Exhibit 4.6.1 to the 152118 Registration Statement.

4.6.2	Form of Carbon Recovery Acquisition Class E Warrant dated September 26, 2006, incorporated herein by reference to Exhibit 4.6.2 to the 152118 Registration Statement.

4.6.11	Form of directors warrant, incorporated herein by reference to Exhibit 4.6.11 to the POOF Registration Statement.

4.7	2008 Employees Compensation Plan, incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-8, SEC File Number 333-148916, filed on January 29, 2008.

4.8	Warrant Issuance Resolution with respect to the CRC Acquisition Warrants, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed on September 27, 2006.

4.9	Amendment to the CRC Class B Acquisition Warrant, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2008.

4.10	Amendment to the CRC Class D Acquisition Warrant, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2008.

4.11	Amendment to the CRC Class E Acquisition Warrant, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2008.

4.12	Amendment to the Mobilestream Acquisition Warrants, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 20, 2008.

4.13	2008 Incentive Stock Option Plan, incorporated herein by reference to the Exhibit to the Company’s Proxy Statement on Form 14A filed on April 23, 2008.

10.1
Agreement and Plan of Reorganization dated as of October 29, 2003, by and between Advanced Healthcare Technologies, Inc. and Nutratek, Ltd., incorporated herein by reference to Exhibit 99 to the Company's Current Report on Form 8-K filed on January 12, 2004.

10.2
Articles of Merger by and between E-mail Mortgage.com, Inc. and Mariner Health Care, Inc. dated as of July 29, 2002, incorporated herein by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 8-A, filed September 17, 2004.

10.3
Operating Agreement dated as of January 11, 2005 by and between Global Resource Corporation and Well Renewal, LLC , incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 17, 2004, filed on February 23, 2005.

10.4
Agreement and Plan of Reorganization dated as of July 26, 2006 by and between Global Resource Corporation and Carbon Recovery Corporation, incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on S-1 filed on July 3, 2008 (File No: 152118).

10.5
Carbon Recovery Corporation Liquidating Trust Agreement made September 22, 2006 between Carbon Recovery Corporation and Olde Monmouth Stock Transfer Co., Inc. as Trustee, incorporated herein by reference to Exhibit 10.6.1 to the Company’s Registration Statement on S-1 filed on July 3, 2008 (File No: 152118).

10.6
Combined Technology Agreement dated September 22, 2006 by and among the Company, Carbon Recovery Corporation, Frank G. Pringle, Lois Augustine Pringle, and Mobilestream Oil Corporation, incorporated herein by reference to Exhibit 10.10 to the Registration Statement on S-1 filed on July 3, 2008 (File No: 152118).

10.7
Plan and Agreement of Reorganization dated as of November 28, 2006 by and between the Company and Mobilestream Oil Corporation, incorporated herein by reference to Exhibit 10.11 to the Registration Statement on S-1 filed on July 3, 2008 (File No: 152118).

10.8
Mobilestream Liquidating Trust Agreement made December 29, 2006 between Mobilestream Oil, Inc. and Olde Monmouth Stock Transfer Co., Inc. as Trustee, incorporated herein by reference to Exhibit 10.11.1 to the

10.9	Registration Statement on S-1 filed on July 3, 2008 (File No: 152118).

10.10
Reserve Equity Financing Agreement, dated November 24, 2009, by and between the Company and AGS Capital Group, LLC, filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 1, 2009 and incorporated herein by this reference.

10.11
Registration Rights Agreement, by and between the Company and AGS Capital Group, LLC, filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 1, 2009 and incorporated herein by this reference.

10.12	Marketing Agreement, dated February 4, 2008 by and between the Company and C6 Engineering Pty LTD.

10.13
Consulting agreement dated as of January 1, 2008 by and between 888 Corporation (controlled by Frank Pringle) and the Company, incorporated herein by reference to Exhibit 10.16 to the 152118 Registration Statement.

10.14
Settlement agreement dated as of January 15, 2008 by and among Global Resource Corporation, Patrick F. Hogan, Terence Taylor, Tomahawk Trading Corp., and Frank G. Pringle, incorporated herein by reference to Exhibit 10.17 to the 152118 Registration Statement.

10.15	Employment agreement dated as of November 7, 2007 by and between Jeffrey T. Kimberly and the Company, incorporated herein by reference to Exhibit 10.18 to the 152118 Registration Statement.

10.16
Consultant agreement dated as of November 26, 2007 by and between the Company and Worldwide Strategic Partners, Inc., incorporated herein by reference to Exhibit 10.19 to the POOF Registration Statement.

10.17	Consultant agreement dated as of May 26, 2008 by and between the Company and Worldwide Strategic Partners, Inc. , incorporated herein by reference to Exhibit 10.20 to the POOF Registration Statement.

10.18	Investor Relations Agreement dated as of September 8, 2008 by and between the Company and Paul J. Sweeney, incorporated herein by reference to Exhibit 10.21 to the POOF Registration Statement.

10.19
Stock Redemption Agreement dated as of August 13, 2008 by and between the Company and Frank G. Pringle, , incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 18, 2008.

10.20
Term sheet employment agreement dated September 23, 2008 by and between the Company and Wayne Koehl, incorporated herein by reference to Exhibit 10.1 to the Company’s September 26, 2008 Current Report on Form 8-K.

10.21
Term sheet employment agreement dated September 23, 2008 by and between the Company and Jeffrey T. Kimberly, incorporated herein by reference to Exhibit 10.2 to the Company’s September 26, 2008 Current Report on Form 8-K.

10.22
Term sheet employment agreement dated September 23, 2008 by and between the Company and Jeffrey A. Andrews, incorporated herein by reference to Exhibit 10.3 to the Company’s September 26, 2008 Current Report on Form 8-K.

10.23
Summary of Terms of Proposed Employment Agreement (undated) by and between the Company and Eric Swain, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 24, 2008, filed on October 2, 2008.

10.24
Form of confidentiality agreement between the Company and each director, incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed on  November 12, 2008 (the "September 30, 2008 Form 10-Q").

10.25	Form of confidentiality agreement between the Company and each executive officer, incorporated herein by reference to Exhibit 10.3 to the Company’s September 30, 2008 Form 10-Q.

10.26	Consulting Agreement entered into October 1, 2008 with LP (Origination) Limited, incorporated herein by reference to Exhibit 10.5 to the Company’s September 30, 2008 Form 10-Q.

10.27	Option Agreement dated October 14, 2008 between the Company and Eric Swain, incorporated herein by reference to Exhibit 10.6 to the Company’s September 30, 2008 Form 10-Q.

10.28	Rescission Agreement dated as of September 30, 2008 between the Company and Wayne Koehl, incorporated herein by reference to Exhibit 10.7 to the Company’s September 30, 2008 Form 10-Q.

10.29
Severance Agreement dated as of November 12, 2008 between the Company and Frank G. Pringle, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 17, 2008.

10.30
Agreement and General Release, entered into between the Company and Wayne J. Koehl on April 27, 2009, incorporated herein by reference to Exhibit 10.33 to Amendment No. 4 to the Company's Registration Statement on Form S-1, File Number 333-149199, filed on July 14, 2009.

10.31
Consulting Agreement, entered into between the Company and LP (Origination) Limited on May 11, 2009, incorporated herein by reference to Exhibit 10.34 to Amendment No. 4 to the Company's Registration Statement on Form S-1, File Number 333-149199, filed on July 14, 2009.

10.32
Joint Development Agreement, dated April 23, 2009, by and among Global Heavy Oil Corporation, Schlumberger Technology Corporation and Schlumberger Holdings Limited, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on August 5, 2009.

10.33
Amendment to Severance Agreement, entered into between the Company and Frank G. Pringle on September 29, 2009, filed as Exhibit 10.38 to Amendment No .6 to the Company’s Registration Statement on Form S-1 filed on January 22, 2010 and incorporated herein by this reference.

10.34
Settlement Agreement and Release, entered into between the Company and Eric Swain on October 2, 2009, filed as Exhibit 10.39 to Amendment No .6 to the Company’s Registration Statement on Form S-1 filed on January 22, 2010 and incorporated herein by this reference.

10.35	Amendment to the Swain Settlement Agreement, dated January 26, 2010.

10.36
Consulting Services Agreement, dated as of January 1, 2010, between the Company and Brian Ettinger, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2010.

10.37
Consulting Services Agreement, dated as of July 16, 2010, between the Company and Brian Ettinger, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 22, 2010 and incorporated herein by this reference.

10.38
Agreement and Indemnity by and between the Company and Brian Ettinger, dated July 16, 2010, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 22, 2010 and incorporated herein by this reference.

10.39	Consulting Services Agreement, dated February 9, 2010 by and between the Company and Jeffrey Andrews.

10.40
License Agreement, dated as of October 14, 2009, between Global Resource Corporation and Universal Alternative Fuels, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 20, 2009.

10.41
Amendment Number 1 to License Agreement, dated as of October 14, 2009, between Global Resource Corporation and Universal Alternative Fuels, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 20, 2009.

10.42
Security Agreement, dated as of October 14, 2009, between Global Resource Corporation and Universal Alternative Fuels, Inc., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 20, 2009.

10.43
Purchase Order, issued October 14, 2009, by Universal Alternative Fuels, Inc. to Global Resource Corporation, incorporated by reference to Exhibit 10.4 to the Company's Current Report on From 8-K filed on October 20, 2009.

10.44	Mutual Release, dated July 1, 2010, by and between the Company and Jonathan Simon filed as Exhibit 10.2 to the Company’s Form 8-K/A filed on July 22, 2010 and incorporated herin by this reference.

10.45	Mutual Release, dated July 1, 2010 by and between the Company and Kim O’Brien filed as Exhibit 10.1 to the Company’s Form 8-K/A filed on July 22, 2010 and incorporated herein by this reference.

10.46	Mutual Release, dated July 16, 2010 by and between the Company and Brian Ettinger, filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 22, 2010 and incorporated herein by this reference.

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to Company's Current Report on Form 8-K filed on May 20, 2008.

21.1	Subsidiaries of the Company, incorporated herein by reference to Exhibit 21.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1, File Number 333-149199, filed on July 14, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL RESOURCE CORPORATION

Dated: December 27, 2010	By:	/s/ Ken Kinsella
Ken Kinsella
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 27, 2010	By:	/s/ Paul J. Sweeny
Paul J. Sweeney
Director

Dated: December 27, 2010	By:	/s/ Edward Szofer
Edward Szofer
Director

Dated: December 27, 2010	By:	/s/ David Ames
David Ames
Director

Dated: December 27, 2010	By:	/s/Ken Kinsella
Ken Kinsella
Chief Executive Officer and Director