Form 10-Q
period 2010-03-31
Global Resource CORP
filed 2011-03-14
CIK 1128949

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-50944

Global Resource Corporation
(Exact name of registrant as specified in its charter)

Nevada	84-1565820
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

9400 Globe Center Drive, Suite 101, Morrisville, NC 27560
 (Address of principal executive offices)

919-972-7833
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,662,002 shares of common stock, par value $.001 per share, and 6,229,997 preferred shares, par value $.001, outstanding as of March 9, 2011.

GLOBAL RESOURCE CORPORATION

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2009.

Global Resource Corporation
(A Development Stage Company)
Consolidated  Balance Sheets

	(unaudited)
	Period Ended	Year Ended
	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$109,899	$40,620
Short-term investments	-	-
Prepaid services	870,250	577,250

Total current assets	980,149	617,870

Property and equipment, net of depreciation	1,286,953	1,430,201

OTHER ASSETS
Deposits	115,636	124,330
Patents	78,038	79,203
Prepaid patent costs	605,332	559,855

Total other assets	799,006	763,388

TOTAL ASSETS	$3,066,108	$2,811,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,382,083	$1,094,844
Deferred revenue	330,000	120,000
Loans payable - equipment	9,944	17,738
Capital lease obligation - equipment	13,906	12,250
Royalty Advance	750,000	750,000
Severance payable	200,000	200,000

Total current liabilities	2,685,933	2,194,832

LONG-TERM LIABILITIES
Capital lease obligation - equipment, net of current portion	-	5,252
Severance payable, net of current portion	788,075	1,435,485
Derivative financial instruments	4,840	-
Total long-term liabilities	792,915	1,440,737

Total liabilities	3,478,848	3,635,569

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A - $.001 par value 100,000,000 shares authorized, none issued and outstanding at March 31, 2010, none were issued and outstanding at December 31, 2009	-	-
Common stock, $.001 par value; 200,000,000 shares authorized, 81,303,395 shares issued and 74,608,434 outstanding at March 31, 2010, 74,100,664 shares issued and 67,405,703 outstanding at December 31, 2009	81,303	74,100
Additional paid-in capital	46,789,458	42,880,641
Accumulated other comprehensive loss		-
Deficit accumulated in the development stage	(45,567,028)	(42,062,378)
	1,303,733	892,363

Treasury Stock	(1,716,473)	(1,716,473)

Total stockholders' equity (deficit)	(412,740)	(824,110)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,066,108	$2,811,459

See accompanying notes to consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

			July 19, 2002
	Three Months Ended		(Inception)
	March 31,	March 31,	to
	2010	2009	March 31, 2010

REVENUES	$90,000	$-	$270,000

COST OF REVENUES		-	-

GROSS PROFIT	90,000	-	270,000

OPERATING EXPENSES

General and administrative expenses	3,069,626	2,185,232	55,631,213

Research and development expenses	450,230	242,899	3,338,664

Total operating expenses	3,519,856	2,428,131	58,969,877

OPERATING LOSS	(3,429,856)	(2,428,131)	(58,699,877)

OTHER INCOME (EXPENSE)
Loss on deposit and other	-	-	(179,893)
Net realized loss on short-term investments	-	(17,438)	(901,795)
Change in fair value of derivative financial instruments	(75,317)	695,854	13,876,362
Interest expense	-	(3,144)	(70,061)
Interest income	525	55,497	408,238

Total other income (expense)	(74,792)	730,769	13,132,851

NET LOSS	(3,504,648)	(1,697,362)	(45,567,026)

OTHER COMPREHENSIVE LOSS

Unrealized gain (loss) on short-term investments	-	(312,891)	(1,075,400)
Realized loss on short-term investments, net of taxes, reclassified from accumulated other comprehensive loss	-	-	837,850

COMPREHENSIVE LOSS	$(3,504,648)	$(2,010,253)	$(45,804,576)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	70,697,393	62,920,431

See accompanying notes to consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock A		Preferred Stock B		Common Stock
	Preferred Shares	Par Value $.001 $ Amount	Preferred Shares	Par Value $.001 $ Amount	Common Shares	Par Value $.001 $ Amount	(Restated) Additional Paid-In Capital	Deficit Accumulated during the Development Stage	(Restated) Deferred Compensation	Stock Subscription Receivable	Treasury Stock	Accumulated Other Comprehensive Loss	(Restated) Total

Balance at July 19, 2002 (Inception)		$-		$-	-	$-	-	$-	$-	$-	$-	$-	$-

Issuance of initial founders' shares, September 9, 2002
net of subsequent cancellations					2,555,000								-

Common stock shares issued for cash :
Common stock issued for cash in November 2002, at $.50 per share plus 29,000 warrants					29,000		14,500						14,500

Common stock shares issued for services rendered:
Common stock issued for services rendered, on September 10, 2002, at $0.472 per share					1,000,000		472,000						472,000
Common stock issued for services rendered, in November and December , 2002, at $0.50 per share, plus 13,600 warrants					13,600		6,800						6,800

Net loss for the period July 19, 2002 (Inception) through December 31, 2002 (Restated, see Note 19)								(508,508)					(508,508)

Balance at December 31, 2002 (Restated, see Note 19)	-	-	-	-	3,597,600	-	493,300	(508,508)	-	-	-	-	(15,208)

Re-issuance of initial founders' shares, July 2003					1,455,000								-

Common stock shares issued for cash :
Common stock issued for cash from January 2003 to December 2003, at $.50 per share plus 519,800 warrants					519,800		259,900						259,900

Stock subscriptions receivable, net										(14,340)			(14,340)

Net loss for the year ended December 31, 2003, (Restated, see Note 19)								(203,659)					(203,659)

Balance at December 31, 2003 (Restated, see Note 19)	-	-	-	-	5,572,400	-	753,200	(712,167)	-	(14,340)	-	-	26,693

Common stock shares issued for cash :
Common stock issued for cash from January 2004 to December 2004, at $.50 per share plus 917,645 warrants					917,645		553,105						553,105

Common Stock Shares issued for services rendered:
Common stock issued for services rendered on October 12, 2004, at $1.00 per share					545,000		545,000		(545,000)				-

Other:

Common stock issued in exchange for real estate on August 25, 2004 at $1.00 per share plus 500,000 warrants					500,000		500,000						500,000

Common stock issued in exchange for real estate on September 7, 2004 at $1.00 per share plus 150,000 warrants					150,000		150,000						150,000

Common stock issued as charitable contribution on October 12, 2004, at $1.00 per share					50,000		50,000						50,000

Initial founders' shares cancelled on October 28, 2004					(250,000)								-

Stock subscriptions receivable, net										(74,240)			(74,240)

Net loss for the year ended December 31, 2004								(672,219)					(672,219)

Balance at December 31, 2004	-	-	-	-	7,485,045	-	2,551,305	(1,384,386)	(545,000)	(88,580)	-	-	533,339

Common stock shares issued for cash :

Common stock issued for cash from January 2005 to December 2005 at $1.00 per share plus 163,980 warrants					165,980		181,980						181,980
Common stock issued for cash from September 2005 to December 2005 at $2.00 per share plus 270,470 warrants					270,470		443,930						443,930
Common stock issued for cash on December 30 and 31, 2005, at $1.02 per share plus 126,705 warrants					126,705		163,362						163,362
Common stock issued for cash on December 30, 2005, at $.99 per share plus 8,000 warrants					2,000		1,985						1,985
Common stock issued for cash on December 30, 2005, at $.73 per share plus 66,000 warrants					16,500		12,033						12,033
Common stock issued for cash on December 30, 2005, at $.70 per share plus 472,000 warrants					118,000		82,808						82,808
Common stock issued for cash on December 30, 2005, at $.65 per share plus 105,200 warrants					26,300		17,050						17,050
Common stock issued for cash on December 30, 2005, at $.64 per share plus 60,800 warrants					15,200		9,750						9,750
Common stock issued for cash on December 30, 2005, at $.36 per share plus 18,000 warrants					4,500		1,610						1,610
													-

Common Stock Shares issued for services rendered:

Common stock issued for services rendered from March 2005 to December 2005, at $1.00 per share, plus 53,000 warrants					53,500		53,500						53,500

Other:

Common stock issued in exchange for real estate on January 18, 2005 at $1.00 per share plus 80,800 warrants					80,800		80,800						80,800

Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on February 23, 2005
Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on March 29, 2005					30,000,000								-

Common stock issued for payment of debts on March 11, 2005, at $1.00 per share plus 1,087 warrants					1,087		1,087						1,087

Stock subscriptions receiveable, net										10,398			10,398

Amortization of deferred compensation									109,000				109,000

Net loss for the year ended December 31, 2005								(1,291,169)					(1,291,169)

Balance at December 31, 2005	-	-	-	-	45,866,087	-	3,601,200	(2,675,555)	(436,000)	(78,182)	-	-	411,463

Common stock shares issued for cash :
Common stock issued for cash on February 9, 2006, at $.31 per share plus 52,000 warrants					26,000		8,125						8,125
Common stock issued for cash on March 17, 2006, at $.36 per share plus 308,000 warrants					154,000		55,175						55,175
Common stock issued for cash on May 20, 2006, at $.49 per share plus 10,000 warrants					6,436		3,148						3,148
Common stock issued for cash on June 12, 2006, at $.50 per share plus 50,000 warrants					25,000		12,485						12,485
Common stock issued for cash on September 14, 2006, at $.35 per share plus 863,200 warrants					431,600		288,207						288,207
Common stock issued for cash from February 1, 2006 to September 15, 2006 at $1.00 per share plus 1,337,450 warrants					1,309,650		1,318,010						1,318,010
Common stock issued for cash in February 2006 and July 2006, at $1.02 per share plus 922,000 warrants					486,000		495,614						495,614
Common stock issued for cash on January 9, 2006, at $1.18 per share plus 61,000 warrants					61,000		72,000						72,000
Common stock issued for cash from January 2006 to September 15, 2006 at $2.00 per share plus 391,100 warrants					286,600		558,112						558,112

Common Stock Shares issued for services rendered:
Common stock issued for services rendered, on September 22, 2006, at $1.04 per share plus 14,123 warrants					14,123		14,746						14,746

Common stock issued for services rendered to old GRC (shell)'s officer, on September 23, 2006, at $2.00 per share					25,000	25	49,975						50,000

Other:

Common stock issued in exchange for investment in real estate on September 18, 2006, at $2.00 per share, plus 22,500 warrants					22,500		45,000						45,000

Common stock issued for conversion of old GRC (shell)'s debt on September 26, 2006, at approximately $0.05 per share					2,681,837	2,682	118,000						120,682

Stock subscriptions receiveable, net										(582,511)			(582,511)

Reclass deferred compensation due to adoption of SFAS 123(R)							(436,000)		436,000				-

Amortization of deferred compensation							109,000						109,000

Effect of reverse merger September 22, 2006					72,241	48,761	(169,444)						(120,683)

Common and Preferred Stock A issued for merger with Mobilestream Oil, Inc. on December 31, 2006, at $0.26 per share plus 27,205,867 warrants	35,236,188	35,236			11,145,255	11,145	3,310,274	(10,498)					3,346,157

Cancellation of shares for merger with Mobilestream, Inc. on November 28, 2006					(37,500,000)	(37,500)	37,500						-

Reclassification of derivative liability on warrants							(16,139,529)						(16,139,529)

Net loss for the year ended December 31, 2006								(5,010,541)					(5,010,541)

Balance at December 31, 2006	35,236,188	35,236	-	-	25,113,329	25,113	(6,648,402)	(7,696,594)	-	(660,693)	-	-	(14,945,340)

Common stock shares issued for cash :
Common stock issued for cash from January 29, 2007 to February 21, 2007, at $0.30 per share					17,500	18	5,232						5,250
Common stock issued for cash from April 2, 2007 to June 25, 2007 at $0.32 per share					499,564	500	157,709						158,209
Common stock issued for cash on March 7, 2007, at $1.08 per share (from stock to be issued liability)					186,822	187	201,156						201,343
Common stock issued for cash on October 25, 2007, at $2.00 per share					2,500	2	4,998						5,000
Common stock issued for cash on December 20, 2007, at $1.00 per share plus 625,000 warrants					1,000,000	1,000	999,000						1,000,000

Common Stock Shares issued for services rendered:
Common stock issued for services rendered, on March 19, 2007 and July 9, 2007, at $1.00 per share					9,700	10	9,690						9,700
Common stock issued for services rendered, on March 19 and 20, 2007, at $0.50 per share					31,000	31	20,969						21,000
Common stock issued to employee for services rendered, on April 20, 2007, at $1.38 per share					250,000	250	344,750						345,000
Common stock issued for services rendered, on May 30, 2007, at $1.05 per share					3,417	3	3,301						3,304
Common stock issued to employee for services rendered, on June 1, 2007, at $1.36 per share					194,500	195	264,325						264,520
Common stock issued for services rendered, on July 18, 2007, at $0.80 per share					37,500	37	29,963						30,000
Common stock issued to employee for services rendered, on August 1, 2007, at $4.43 per share					100,000	100	442,900						443,000
Common stock issued to employee for services rendered, on August 19, 2007, at $4.50 per share					250,000	250	1,124,750						1,125,000
Common stock issued for services rendered, on August 30, 2007, at $2.27 per share					3,745	3	8,497						8,500
Common stock issued for services rendered, on August 30, 2007, at $0.69 per share					30,041	30	20,698						20,728
Common stock issued for services rendered, on August 31, 2007, at $3.41per share					361,000	361	1,230,649						1,231,010
Common stock issued for services to be performed, service valued on September 14, 2007, at $2.29 per share					150,000	150	343,350						343,500
Common stock issued to employee for services rendered, on October 1, 2007, at $2.60 per share					300,000	300	779,700						780,000
Common stock issued for services to be performed, service valued on October 02, 2007, at $2.47 per share					350,000	350	864,150						864,500
Common stock issued for services to be performed, service valued on October 02, 2007, at $2.40 per share					75,000	75	179,926						180,001
Common stock issued for services rendered, on October 9, 2007, at $2.69 per share					47,579	47	127,703						127,750
Common stock issued to employee for services rendered, on October 22, 2007, at $1.86 per share					50,000	50	92,950						93,000
Common stock issued for services rendered, on October 29, 2007, at $2.25 per share					150,000	150	337,350						337,500
Common stock issued for services rendered, on November 9, 2007, at $3.23 per share					130,000	130	419,770						419,900
Common stock issued for services rendered, on November 19, 2007, at $3.50 per share					50,000	50	174,950						175,000
Common stock issued for services rendered, on November 26, 2007, at $3.01 per share					30,000	30	90,270						90,300
Common stock issued for services rendered, on December 3, 2007, at $2.00 per share					45,094	45	89,955						90,000
Common stock issued for services rendered, on December 4, 2007, at $3.15 per share					50,000	50	157,450						157,500
Common stock issued for services rendered, on December 11, 2007, at $2.50 per share					200,000	200	499,800						500,000
Common stock issued for services rendered, on December 17, 2007, at $1.446 per share					400,000	400	578,052						578,452
Common stock issued for services rendered, on December 17, 2007, at $2.50 per share					100,000	100	249,900						250,000
Common stock issued for services rendered, on December 18, 2007, at $3.02 per share					50,000	50	150,950						151,000
Common stock issued for services rendered, on December 21, 2007, at $3.00 per share					40,000	40	119,960						120,000
Common stock issued for services rendered, on December 27, 2007, at $3.10 per share					50,000	50	154,950						155,000

Other:

Preferred Stock B Shares issued for settlement of services			1,000	1			399,999						400,000

Treasury stock, purchased from former officer on May 17, 2007, at $.70 per share					(94,961)						(66,473)		(66,473)

Stock subscriptions receiveable, net										475,000			475,000

Amortization of deferred compensation							109,000						109,000

Reclassification of derivative liability into additional paid in capital due to cancellation of warrants							2,187,850						2,187,850

Net loss for the year ended December 31, 2007 (Restated, see Note 20)								(6,578,331)					(6,578,331)

Balance at December 31, 2007 (Restated, see Note 20)	35,236,188	35,236	1,000	1	30,263,330	30,358	6,328,170	(14,274,925)	-	(185,693)	(66,473)	-	(8,133,326)

Common stock shares issued for cash :
Common stock issued for cash on February 19, 2008, at $2.00 per share					17,000	17	33,983						34,000
Common stock issued for cash on March 5, 2008, at $1.61 per share					31,057	31	49,969						50,000
Common stock issued for cash from March 18, 2008 to October 15, 2008 at $1.00 per share, plus 6,081,768 warrants					8,808,987	8,809	8,799,779						8,808,588
Common stock issued for cash on March 26, 2008, at $1.18 per share					9,000	9	10,611						10,620
Common stock issued for cash on April 11, 2008, at $1.11 per share, plus 1,929,775 warrants					1,929,775	1,930	2,148,662						2,150,592
Common stock issued for cash on April 25, 2008, at $1.19 per share, plus 1,487,139 warrants					1,487,139	1,487	1,771,366						1,772,853
Common stock issued for cash on May 15, 2008, at $1.10 per share plus 39,100 warrants					39,100	39	42,891						42,930
Common stock issued for cash on August 21, 2008, at $.88 per share					10,000	10	8,740						8,750
Common stock issued for cash on September 4, 2008, at $1.04 per share					13,867	14	14,384						14,398
Common stock issued on December 16, 2008, at $0 per share					850,000	850	1,089						1,939

Common stock shares issued for services rendered:

Common stock issued for services rendered, on February 1, 2008, at $2.95 per share					100,000	100	294,900						295,000
Common stock issued for services rendered, on February 6, 2008, at $2.63 per share					150,000	150	394,350						394,500
Common stock issued for services rendered, on February 13, 2008, at $2.39 per share					12,500	13	29,862						29,875
Common stock issued for services rendered, on February 15, 2008, at $2.42 per share					20,000	20	48,380						48,400
Common stock issued for services rendered, on February 28, 2008, at $2.15 per share					25,000	25	53,725						53,750
Common stock issued for services rendered, on February 29, 2008, at $2.19 per share					175,000	175	383,075						383,250
Common stock issued for services rendered, on March 14, 2008, at $2.10 per share					5,000	5	10,495						10,500
Common stock issued for services rendered, on March 18, 2008 and March 19, 2008 at $1.60 per share					50,000	50	79,950						80,000
Common stock issued for services rendered, on March 31, 2008 and April 4, 20008 at $1.90 per share					1,436,666	1,437	2,728,228						2,729,665
Common stock issued for services rendered, on April 1, 2008, at $1.95 per share					70,000	70	136,430						136,500
Common stock issued for penalty, on April 2, 2008, at $1.84 per share					50,000	50	91,950						92,000
Common stock issued for services rendered, on April 14, 2008, at $3.05 per share					150,000	150	457,350						457,500
Common stock issued for services rendered, on April 29, 2008, at $3.07 per share					883,333	883	2,710,950						2,711,833
Common stock issued for services rendered, on May 7, 2008, at $2.55 per share					1,000,000	1,000	2,549,000						2,550,000
Common stock issued for services rendered, on May 12, 2008, at $2.65 per share					20,000	20	52,980						53,000
Common stock issued for services rendered, on May 13, 2008, at $2.79 per share					50,000	50	139,450						139,500
Common stock issued for services rendered, on June 3, 2008, at $2.10 per share					150,000	150	314,850						315,000
Common stock issued for services rendered, on June 11, 2008 and June 13, 2008 at $2.25 per share					213,750	214	480,724						480,938
Common stock issued for penalty to "POOF", on June 30, 2008, at $2.09 per share					650,000	650	1,357,850						1,358,500
Common stock issued for services rendered, on July 14, 2008, at $1.66 per share					200,000	200	331,800						332,000
Common stock issued for services rendered, on July 25, 2008, at $1.40 per share					75,000	75	104,925						105,000
Common stock issued for services rendered, on August 8, 2008, at $1.03 per share					75,000	75	77,175						77,250
Common stock issued for services rendered, on August 25, 2008, at $1.25 per share					6,000	6	7,494						7,500
Common stock issued for services rendered, on September 8, 2008, at $.96 per share					1,500,000	1,500	1,438,500						1,440,000
Common stock issued for services rendered, on October 7, 2008, at $1.49 per share					100,000	100	148,900						149,000
Common stock issued for services rendered, on October 15, 2008, at $1.25 per share					60,000	60	74,940						75,000
Common stock issued for services rendered, on October 20, 2008, at $1.50 per share					125,000	125	187,375						187,500
Common stock issued for services rendered, on October 24, 2008, at $1.37 per share					100,000	100	136,900						137,000
Common stock issued for services rendered, on October 31, 2008, at $1.55 per share, plus 300,000 warrants					150,000	150	232,350						232,500
Common stock issued for services rendered, on December 16, 2008, at $1.35 per share					12,600	13	16,997						17,010
Common stock issued for services rendered, on December 18, 2008, at $1.08 per share					100,000	100	107,900						108,000

Common stock issued to employees for services rendered, on June 26, 2008, at $2.08 per share					7,500	8	16,632						16,640

Common stock warrants and option activity:
Common Stock Warrants issued for services (BOD) on February 7, 2008, at $2.43 per share (6,000 warrants)							21,870						21,870
Common Stock Warrants issued for services (BOD) on May 21, 2008, at $2.47 per share (9,000 warrants)							14,795						14,795
Common Stock Warrants issued for services (BOD) on September 23, 2008, at $2.25 per share (25,000 warrants)
Common Stock Warrants issued for services (BOD) on November 13, 2008, at $1.35 per share (20,000 warrants)
Common Stock Warrants issued for services to non-employee on September 3, 2008, at $2.75 per share (76,500 warrants)
Common Stock Warrants issued for services to non-employee on October 1, 2008, at $1.36 per share (300,000 warrants)

Common Stock Warrants exercised cashless by Nutmeg/Black Diamond on April 2, 2008, at $1.84 per share					124,489	124	(124)						-
Common Stock Warrants exercised cashless by POOF on July 3, 2008, at $1.42 per share					325,957	326	(326)						-

Common Stock Options issued to employee on October 1, 2008, at fair value of $1.04 per share							1,040,000						1,040,000

Other:

Preferred stock B - converted to common stock on April 8, 2008			(1,000)	(1)	206,559	207	(206)						-
Preferred stock A - converted by former officer into common stock on June 25, 2008	(1,791,064)	(1,791)			895,532	895	896						-
Preferred stock A - converted by former officer into common stock on August 13, 2008	(33,440,124)	(33,440)			16,720,062	16,720	16,720						-

Treasury stock, purchased from former officer on August 13, 2008, for $.25 per share					(6,600,000)						(1,650,000)		(1,650,000)

Stock subscription receivable, net							(130,518)			185,693			55,175

Record other comprehensive loss - net unrealized gain /(loss) on short-term investments :
Other comprehensive loss - net unrealized loss recorded at June 30, 2008												(142,312)	(142,312)
Other comprehensive loss - net unrealized loss recorded at September 30, 2008												(819,015)	(819,015)
Other comprehensive loss - net unrealized loss recorded at December 31,2008												(114,073)	(114,073)
Reclassification of unrealized loss deemed to be other than temporary												837,850	837,850

Amortization and write-off of deferred compensation							218,000						218,000

Net loss for the year ended December 31, 2008								(15,495,349)					(15,495,349)

Balance at December 31, 2008	5,000	$5	-	$-	62,854,203	$69,549	35,842,053	$(29,770,274)	$-	$-	$(1,716,473)	$(237,550)	$4,187,310

Common stock shares issued for cash :
Common stock issued for cash on December 15, 2009, at $0.50 per share					250,000	250	125,581						125,831

Common stock shares issued for services rendered:
Common stock issued for services rendered, on January 8, 2009, at $1.17 per share plus 150,000 warrants					60,000	60	70,140						70,200
Common stock issued for services rendered, on February 24, 2009, at $1.30 per share					15,000	15	19,485						19,500
Common stock issued for services rendered, on March 20, 2009, at $1.25 per share plus 60,041 warrants					19,000	19	23,731						23,750
Common stock issued for services rendered, on April 22, 2009, at $1.13 per share					225,000	225	254,025						254,250
Common stock issued for services rendered, on March 24, 2009, at $1.37 per share					105,000	105	143,745						143,850
Common stock issued for services rendered, on May 12, 2009, at $1.64 per share					300,000	300	491,700						492,000
Common stock issued for services rendered, on September 10, 2009, at $0.90 per share					125,000	125	112,375						112,500
Common stock issued for services rendered, on October 10, 2009, at $1.08 per share					600,000	600	647,400						648,000
Common stock issued for services rendered, on October 10, 2009, at $1.08 per share					450,000	450	485,550						486,000
Common stock issued for services rendered, on November 20, 2009, at $0.91 per share					250,000	250	227,250						227,500
Common stock issued for services rendered, on November 23, 2009, at $0.87 per share					250,000	250	217,250						217,500
Common stock issued for services rendered, on November 30, 2009, at $0.80 per share					300,000	300	239,700						240,000
Common stock issued for services rendered, on December 17, 2009, at $0.62 per share					400,000	400	231,600						232,000
Common stock issued for services rendered, on December 15, 2009, at $0.58 per share					200,000	200	115,800						116,000
Common stock issued for services rendered, on December 15, 2009, at $0.58 per share					200,000	200	115,800						116,000
Common stock issued for services rendered, on December 16, 2009, at $0.58 per share					200,000	200	137,663						137,863
Common stock issued for services rendered, on December 17, 2009, at $0.62 per share					500,000	500	309,500						310,000
Common stock issued for services rendered, on December 21, 2009, at $0.59 per share					100,000	100	58,900						59,000
													-
Common stock warrants and option activity:

Common Stock Warrants issued for services to non-employees on January 2, 2009, at $1.50 per share							103,147						103,147
Common Stock Warrants issued for services to non-employees on February 18, 2009, at $2.50 per share							31,666						31,666
Common Stock Warrants issued for services to non-employees on March 2, 2009, at $1.02 per share							54,618						54,618
Common Stock Warrants issued for services (BOD) on March 27, 2009, at $1.04 per share (30,000 warrants)							27,119						27,119
Common Stock Warrants issued for services (BOD) on August 5, 2009, at $1.10 per share (25,000 warrants)							24,519						24,519
Common Stock Warrants amortization expense for warrants issued for services to non-employees on October 31, 2008, at $1.58 per share							306,855						306,855
Record Common Stock Options expense for options issued to former employee on October 5, 2009, at fair value of $1.18 per share							1,986,236						1,986,236
Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.50 per share							98,661						98,661
Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.01 per share							140,880						140,880
Common Stock Warrants issued for services to non-employees on November 11, 2009, at $0.58 per share							54,653						54,653
Common Stock Warrants issued for services to non-employees on November 23, 2009, at $0.58 per share							17,584						17,584
Common stock Warrants issued for services to former employee on December 15, 2009 at $0.58 per share							93,836						93,836
Common stock Warrants issued for services to former employee on December 15, 2009 at $0.58 per share							71,616						71,616
													-
													-
Other:													-
													-
Preferred stock A - converted to common stock on January 6, 2009	(5,000)	(5)			2,500	2	3						-
													-
Record other comprehensive loss - unrealized loss recorded at July 31, 2009												237,550	237,550
													-
Net loss for the year ended December 31, 2009								(12,292,104)					(12,292,104)
								.
Balance at December 31, 2009	-	$-	-	$-	67,405,703	$74,100	42,880,641	$(42,062,378)	$-	$-	$(1,716,473)	$-	$(824,110)

Common stock shares issued for cash :
Common stock issued for cash on January 14, 2010, at $0.40 per share					97,950	98	39,090						39,188
Common stock issued for cash on January 25, 2010, at $0.65 per share					153,847	154	99,846						100,000
Common stock issued for cash on January 28, 2010, at $0.40 per share					175,000	175	69,729						69,904
Common stock issued for cash on February 5, 2010, at $0.33 per share					300,000	300	99,661						99,961
Common stock issued for cash on February 9, 2010, at $0.40 per share					100,000	100	39,900						40,000
Common stock issued for cash on February 23, 2010, at $0.40 per share					32,500	33	12,968						13,000
Common stock issued for cash on February 23, 2010, at $0.30 per share					156,000	156	46,644						46,800
Common stock issued for cash on February 26, 2010, at $0.30 per share					50,000	50	14,950						15,000
Common stock issued for cash on March 5, 2010, at $0.25 per share					155,000	155	38,595						38,750
Common stock issued for cash on March 10, 2010, at $0.30 per share					66,667	67	19,904						19,971
Common stock issued for cash on March 12, 2010, at $0.30 per share					283,333	283	84,678						84,961
Common stock issued for cash on March 25, 2010, at $0.19 per share					265,625	266	49,734						50,000

Common stock shares issued for services rendered:
Common stock issued for services rendered, on January 6, 2010, at $.58 per share					725,000	725	419,775						420,500
Common stock issued for services rendered, on January 12, 2010, at $.75 per share					330,642	331	247,431						247,762
Common stock issued for services rendered, on February 2, 2010, at $.62 per share					250,000	250	154,750						155,000
Common stock issued for services rendered, on February 5, 2010, at $.57 per share					250,000	250	142,250						142,500
Common stock issued for services rendered, on February 9, 2010, at $.62 per share					164,423	164	101,475						101,639
Common stock issued for services rendered, on February 12, 2010, at $.50 per share					5,050	5	2,495						2,500
Common stock issued for services rendered, on February 17, 2010, at $.51 per share					500,000	500	254,500						255,000
Common stock issued for services rendered, on February 23, 2010, at $.45 per share					300,000	300	134,700						135,000
Common stock issued for services rendered, on February 24, 2010, at $.45 per share					10,000	10	5,090						5,100
Common stock issued for services rendered, on February 25, 2010, at $.41 per share					316,789	317	129,683						130,000
Common stock issued for services rendered, on March 12, 2010, at $.39 per share					17,948	18	6,982						7,000
Common stock issued for services rendered, on March 15, 2010, at $.32 per share					360,000	360	114,840						115,200
Common stock issued for services rendered, on March 25, 2010, at $.19 per share					200,000	200	37,800						38,000
Common stock issued for services rendered, on March 30, 2010, at $.25 per share					28,000	28	6,972						7,000
Common stock issued for services rendered, on March 31, 2010, at $.34 per share					246,933	247	83,710						83,957

Common stock shares issued for severance:
Common stock issued for severance, on January 27, 2010, at $.63 per share					1,400,000	1,400	880,600						882,000
Common stock issued for severance, on January 29, 2010, at $.78 per share					100,000	100	77,900						78,000

Common stock shares issued in replacement of warrants:
Common stock issued in replacement of warrants, on January 29, 2010, at $.63 per share					36,667	37	23,064						23,101
Common stock issued in replacement of warrants, on February 1, 2010, at $.63 per share					31,667	32	19,919						19,951
Common stock issued in replacement of warrants, on February 2, 2010, at $.63 per share					4,999	5	3,144						3,149
Common stock issued in replacement of warrants, on February 11, 2010, at $.53 per share					15,000	15	7,935						7,950
Common stock issued in replacement of warrants, on March 22, 2010, at $.63 per share					35,934	36	22,602						22,638
Common stock issued in replacement of warrants, on March 29, 2010, at $.25 per share					37,757	38	9,401						9,439

Common stock warrants and option activity:
Warrants for services q1 2010							406,100						406,100

Net loss for period ended March 31, 2010								(3,504,648)					(3,504,648)

	-	-	-	-	74,608,434	81,303	46,789,458	(45,567,026)	-	-	(1,716,473)	-	(412,738)

See accompanying notes to consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(With Cumulative Totals Since Inception)
(unaudited)

			July 19, 2002
	Three Months Ended		(Inception)
	March 31,	March 31,	to
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,504,648)	$(1,697,362)	$(45,567,028)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	143,249	32,328	800,495
Amortization	1,165	-	1,165
Preferred stock issued for services	-	-	400,000
Common stock issued for services	1,408,356	43,250	23,793,665
Amortization of prepaid common stock issued for services	442,500	548,675	6,226,050
Common stock warrants and options issued for services	492,327	455,960	3,875,296
Amortization of deferred compensation	-	-	545,000
Loss on sale of property and equipment	-	-	51,441
Loss on sale of real estate and forfeiture of deposit	-	-	212,936
Loss on sale of short-term investments	-	17,438	17,438
Change in severance payable non-cash	-	-	1,035,485
Change in fair value of derivative financial instruments	4,840	(695,854)	(13,946,839)
Other than temporary losses on short-term investments	-	-	1,075,400
Common stock issued as charitable contribution	-	-	50,000

Changes in operating assets and liabilities		-
Prepaid services	(60,000)	53,750	786,625
Deposits	8,694	-	(170,636)
Prepaid patent costs	(45,477)	(37,125)	(684,535)
Accounts payable and accrued liabilities	355,543	(109,025)	2,213,221
Deferred revenue	210,000	-	330,000
Severance payable	6,590	(50,000)	1,006,590

Total adjustments	2,967,784	259,397	27,618,796

Net cash used in operating activities	(536,866)	(1,437,965)	(17,948,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment - equipment & machinery	-	(72,208)	(666,697)
Purchase of property and equipment - construction-in-progress	-	(194,163)	(1,352,987)
Proceeds from sale of property and equipment	-	-	44,200
Proceeds from sale of real estate	-	-	617,864
Purchase of short-term investments	-	-	(4,586,334)
Proceeds from sale of short-term investments	-	487,985	3,510,934

Net cash provided by (used in) investing activities	-	221,614	(2,433,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	617,535	-	21,745,541
Proceeds from stock subscription receivable	-	-	(130,518)
Proceeds from royalty advance	-	-	750,000
Purchase of treasury stock	-	-	(1,716,473)
Repayment of loans payable and capital lease obligation	(11,390)	(13,092)	(157,399)

Net cash provided by (used in) financing activities	606,145	(13,092)	20,491,151

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,279	(1,229,443)	109,899

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	40,620	2,013,730

CASH AND CASH EQUIVALENTS - END OF PERIOD	$109,899	$784,287	$109,899

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Interest Paid	$-	$3,144	$65,596

See accompanying notes to consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010

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

The Company is considered to be in the development stage as defined the Financial Accounting Standards Board (“FASB”) in accordance with Accounting Standards Codification (“ASC”), 915-205-45 "Accounting and Reporting by Development Stage Enterprises ".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing its product to the market and the raising of capital. The Company has begun generating revenue from licensing agreements and has taken a conditional order for one development prototype machine related to one of those license agreements as of March 31, 2010.

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  The Company believes that the disclosures made are adequate to make the information not misleading.  All adjustments that, in the opinion of management and consisting only of a normal and recurring nature, are necessary for a fair presentation for the interim periods have been reflected as required by Regulation S-X, Rule 10-01.

Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  It is suggested that these financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes contained in the Company’s latest shareholders’ annual report and the Company’s Form 10-K for the year ended December 31, 2009 as filed with Securities and Exchange Commission.

Prior to September 22, 2006, GRC was a shell company (“old GRC (shell)”).

On September 22, 2006, the old GRC (shell) completed its merger with Carbon Recovery Corporation (“CRC”), a New Jersey corporation formed on July 19, 2002, pursuant to a July 2006 plan and agreement of reorganization (“July 2006 CRC Acquisition Agreement”).

On December 31, 2006, the Company completed the acquisition of Mobilestream Oil, Inc. (“Mobilestream”) in a transaction deemed to be a merger of entities under common control.

Recapitalization Transaction
Each of the foregoing transactions changed the reporting entity of the Company.  As a result of the CRC transaction, the Company’s reporting reflected the historical accounts of CRC.  Subsequently, as a result of the Mobilestream transaction, the Company’s financial statements were combined with Mobilestream on an “as-if” pooling basis since the date common control was established. As a result of a February 2006 recapitalization transaction between Mobilestream, legal acquirer, and PSO Enterprises, Inc. (“PSO”) (surviving corporation of a January 2006 merger with a related party, Careful Sell Holdings,LLC (“Careful Sell”)), accounting acquirer, common control was established at February 17, 2005, the inception date of Careful Sell.

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010

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

Under the Company’s current strategy, its revenue is likely to be generated from the development, licensing or sale of  proprietary Technology and/or design, manufacture and sale of machinery and equipment units.  For machinery and equipment sales, revenue will be recognized when the machinery and equipment is shipped, installed and operating successfully at the destination site.  For a licensing agreement, revenue is recognized when services have been rendered per the terms of the licensing agreement.

For the quarter ended March 31, 2010 all of the Company’s revenues were generated from a licensing agreement (see Note 7 – Commitments and Contingencies –Schlumberger Agreement).

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

Research and Development Costs

The Company complies with the accounting and reporting requirements of FASB ASC 730-10, “ Accounting for Research and Development Cost)”.   Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s microwave Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   R & D costs are expensed when incurred.   The amounts charged to operations for the quarters ended March 31, 2010 and 2009, and for the cumulative period July 19, 2002 (inception) to March 31, 2010 were $450,230, $242,899, and $3,338,664, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB ASC No. 718 (formerly SFAS No. 123R), “ Share-Based Payment ,” requiring the expense recognition of the estimated fair value of all share-based payments issued to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to the Company’s consolidated financial statements. The compensation cost associated with these awards is recorded as an expense within the same functional expense category as cash compensation for the respective grantee. No tax benefit has been recognized with respect to this expense.

On January 1, 2006, the Company adopted the provisions of ASC 718 using the modified prospective transition method. The total expense associated with stock-based employee compensation was approximately $0 and $260,000 for the quarters ended March 31, 2010 and 2009, respectively, and $3,244,000 for the period July 19, 2002 (inception) to March 31, 2010.

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

Earnings (Loss) Per Share of Common Stock

The Company complies with the accounting and reporting requirements of ASC No. 260, “ Earnings Per Share ”.   Basic loss per share is calculated by dividing net loss attributable to common shares by the weighted average number of outstanding common shares for the period.  Diluted earnings per common share includes dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and the conversion of convertible preferred stock.

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of March 31, 2010 and 2009 respectively, are as follows:

	2010	2009
Options	3,200,000	5,200,000

Warrants	24,278,732	21,725,836

Convertible preferred stock	-	-

Total	27,478,732	26,925,836

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of March 31, 2010 and 2009.

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

Fair Value Measurements

On January 1, 2008, the Company adopted FASB ASC 820-20-50 (formerly SFAS No. 157) “ Fair Value Measurements ”.  The FASB ASC provision defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements.  Fair value valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The provision classifies these inputs into the following hierarchy:

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

NOTE 3-             GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses in the amount of $3,504,648 and $1,697,362 for the three months ended March 31, 2010 and 2009, respectively, and $45,567,026 for the cumulative period from July 19, 2002 (inception) to March 31, 2010. The Company also had negative cash flows from its operations in the amount of $536,866, $1,437,965, and $17,948,232 for the three months ended March 31, 2010 and 2009, respectively, and for the cumulative period from July 19, 2002 (inception) to March 31, 2010.

Based on the Company’s current operating plan, total cash expenditures needed for the next twelve months are expected to exceed the Company’s cash of approximately $110,000 as of March 31, 2010.  The Company’s assessment of its cash needs may be affected by changes in the assumptions relating to the Company’s strategy, technological and engineering requirements in the development of its products as well as payroll, staff and administrative related matters.

On April 23, 2009, the Company, through a wholly-owned subsidiary, entered into a Joint Development Agreement pursuant to which the Company received $300,000 on May 22, 2009 and another $300,000 in April 2010 and upon a successful completion of Phase I of the Agreement and the beginning of Phase II the Company is to receive a $1,000,000 one-time engineering fee (See Note 7 – Commitments and Contingencies – Schlumberger Agreement).  On October 14, 2009, the Company entered into a licensing and purchasing agreement and received a $750,000 licensing fee (see Note 7 – Commitments and Contingencies – Universal Alternative Fuels Agreement).

The Company has completed a development prototype fixed frequency microwave reactor system, named “Patriot-1” which it has used to demonstrate the decomposition of tires into diesel oil, combustible gas and carbon char.  Between May 4, 2009 and March 23, 2010, the Company provided public demonstrations of the Patriot-1 to prospects, partners and dignitaries at its outside contract manufacturer’s facility (Ingersoll Production System) located in Rockford, Illinois and has since relocated the Patriot-1 to a new facility in North Carolina.  As of March 31, 2010, the Company did not have any committed orders for its equipment.  (However, see Note 7 - with respect to an order for a development prototype machine received on October 14, 2009 from Universal Alternative Fuels, Inc.).  Management believes that it will take the Company approximately twelve months to deliver a system from the time the Company receives an order. Management currently anticipates that each order will be accompanied by a deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

The Company’s plans to address the expected cash shortfall are dependent upon its ability to raise capital or to secure significant sales orders of our system as a source of revenue.  Subsequent to the balance sheet date of March 31, 2010, the Company has raised approximately $2.6 million in cash from various equity and debt transactions.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations thus raising substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities in the normal course of business.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4-	BALANCE SHEET COMPONENTS

Prepaid Services

During the quarter ended March 31, 2010, the Company issued an aggregate of 1,225,000 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $675,500, as that was deemed to be the more readily determinable value.

During the three month period ended March 31, 2010, the Company recorded an expense of $442,500 to the accompanying consolidated statement of operations and comprehensive loss for the amortization of stock issued for services.  The unamortized amount as of March 31, 2010 is $810,250.

During the three month period ended March 31, 2009, the Company recorded an expense of $548,675 to the accompanying consolidated statement of operations and comprehensive loss for the amortization of stock issued for services that were issued in 2008.

Property and Equipment

Property and equipment as of March 31, 2010 and December 31, 2009 were as follows:

	Estimated Useful Lives (Years)	2010	2009
Testing equipment	5 – 7	$493,906	$493,906
Office, future & computer equipment	3 – 5	132,079	132,079
Leasehold improvements	3	17,820	17,820
Phone equipment –Capital lease	3	32,432	32,432
Prototype – “Patriot-1”	3	1,352,986	1,352,986
	Total	2,029,223	2,029,223

Less accumulated depreciation and amortization		742,270	599,022
Net Property and Equipment		$1,286,953	$1,430,201

Depreciation expense charged to operations for the quarters ended March 31, 2010 and 2009 and the cumulative period July 19, 2002 (inception) to March 31, 2010, was $143,249, $32,328 and $800,495, respectively.

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

On December 8, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,629,427 to the Company.  The Company anticipates that this technology will be the core of the Company's Patriot 2 TM Tire-to-Fuel Oil Recycling System, in addition to other potential future applications.   This patent was determined to have a value of $79,203 and reclassified from prepaid patent to patents on the December 31, 2009 Consolidated Balance Sheets.

The prepaid patent costs are $605,332 and $559,855 at March 31, 2010 and December 31, 2009, respectively.  Patent amortization expense charged to operations for the quarters ended March 31, 2010 and 2009 and the cumulative period July 19, 2002 (inception) to March 31, 2010, was $1,165, $0, and $1,165, respectively.

Royalty Advance Related to Joint Development Agreement (Universal Alternative Fuels Agreement)

As more fully described in Note 7 – Commitments and Contingencies, on October 14, 2009, the Company entered into a license agreement with Universal Alternative Fuels (“UAF”) and during the fourth calendar quarter of 2009 received $750,000 as a license fee

As of December 31, 2009 and March 31, 2010, the $750,000 paid to the Company from UAF has been recognized on the Consolidated Balance Sheet as a current liability (Royalty Advance fee).

Deferred Revenue Related to Joint Development Agreement (Schlumberger Agreement)

As more fully described in Note 7 – Commitments and Contingencies, on April 23, 2009, Global Heavy Oil Corporation, a wholly-owned subsidiary of the Company (“GHO”), entered into a Joint Development Agreement (the “JDA”) with Schlumberger Technology Corporation and Schlumberger Holdings Limited (collectively, “Schlumberger”; together with GHO, the “JDA Parties”).

Pursuant to the JDA, on May 22, 2009 Schlumberger made a non-refundable payment of $300,000 to GHO and another $300,000 on the first anniversary of the JDA.  These moneys are non-refundable.  As of December 31, 2009, the Company recognized $180,000 of it as revenue, with the remaining $120,000 remaining on the accompanying consolidated balance sheet as deferred revenue.  On March 4, 2010, the Company received the second $300,000 payment from Schlumberger.  During the quarter ended March 31, 2010, the Company recognized $90,000 of it as revenue, with the remaining $330,000 remaining on the accompanying  consolidated balance sheet as deferred revenue.

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

NOTE 5 -      RELATED PARTY TRANSACTIONS

The Company engaged Clark Resources, Inc. (“Clark”), a governmental relations consulting firm located in Harrisburg, Pennsylvania, to provide consulting services with respect to governmental issues concerning permits and funding.  The Company has a monthly retainer agreement with Clark and for the three months ended March 31, 2010 and 2009, and for the cumulative period July 12, 2002 (inception) to March 31, 2010, paid Clark Resources a total of $0, $15,000, and $169,670, respectively.  The president and CEO of Clark is Frederick A. Clark, who has served as a director of the Company since December 2006.  On March 8, 2010, Mr. Clark resigned as a member of the Board of directors.

In November 2007, the Company entered into a six month consulting agreement with Worldwide Strategic Partners, Inc. (“Worldwide”), a corporation in which General Lincoln Jones III, one of our directors, has an ownership interest in excess of ten percent. The consulting agreement was executed and delivered approximately six-months before General Jones became a director of our Company. Subsequent to the execution of the consulting agreement with Worldwide, the Company issued a total of 150,000 shares of its common stock to Worldwide and its assignees valued at $448,000 through June 30, 2008, of which 31,250 shares were distributed to General Jones. On May 26, 2008, the Company and Worldwide terminated the November 2007 consulting agreement by agreeing to pay Worldwide a total of 275,000 shares of its common stock for services rendered, inclusive of the 150,000 shares previously issued. The residual expense of $281,250 associated with consulting services was recorded to the consolidated statement of operations and comprehensive loss in general and administrative expenses in the third quarter of 2008.  On May 26, 2008, the Company entered into a new five-year consulting agreement with Worldwide expiring on May 26, 2013, pursuant to which Worldwide will identify potential acquisition candidates or joint venture partners for the Company, and upon closing a transaction with any such candidate, the Company will pay Worldwide a fee based upon a percentage of the value of the transaction beginning with 5% of the first $1,000,000 dollars, and declining 1% for each successive $1,000,000 increase in transaction value until Worldwide receives 1% of the transaction value in excess of $4,000,000.  On March 8, 2010, General Jones III resigned as a member of the Board of directors.

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

During the twelve months year ended December 31, 2009 Jonathan Simon, a member of the Board of Directors since 2007, incurred expenses in the amount of $54,900 on the behalf of the Company.  The Company recorded an accrual to accounts payable and expensed $54,900 to the financial statements for the year ended December 31, 2009.  This obligation was settled in January 2010 by the Company issuing Mr. Simon 75,000 shares of the Company’s common stock.

On November 11, 2009, the Board elected Mr. Brian Ettinger to the Board of Directors of the Company and appointed him as the Chairman of the Board, filling the vacancy created by the resignation of Mr. Worthington.   Mr. Ettinger, a consultant to the Company since 2008, currently serves as the CEO and General Counsel for Worldwide Strategic Partners, Inc. (“WSP”).  General Lincoln Jones III, a former director of the Company, owns in excess of ten percent of WSP.  The Company currently has a consulting agreement in place with WSP.  Since January 1, 2008, in connection with consultant services provided by Mr. Ettinger to the Company, the Company issued to Mr. Ettinger the following securities: (i) on June 13, 2008, the Company issued 57,500 shares of its Common Stock to Mr. Ettinger as payment for consulting services rendered valued at $129,375; (ii) on October 1, 2008, the Company issued to Mr. Ettinger warrants to purchase 300,000 shares of its Common Stock in partial payment of consulting services to be performed, which warrants have an exercise price of $2.00, with 100,000 warrants vesting on each of June 10, 2009, January 10, 2010 and June 10, 2010; (iii) on October 31, 2008, the Company issued 150,000 shares of its Common Stock to Mr. Ettinger for consulting services rendered valued at $232,500; (iv) on April 1, 2009, the Company issued to Mr. Ettinger warrants to purchase 200,000 shares of its Common Stock in partial payment of consulting services to be performed, which warrants have an exercise price of $1.10 per share and expire on varying dates ranging from January 10, 2012 to June 10, 2012; and (v) on April 22, 2009, the Company issued 225,000 shares of its Common Stock to Mr. Ettinger for consulting services rendered valued at $254,250.   On December 15, 2009, the Company issued Mr. Ettinger 250,000 shares of its Common Stock for consulting services rendered in November 2009, the services were valued at $145,000 using the closing day stock price and recorded to the financial statements.   Also on December 15, 2009 the Company issued Mr. Ettinger 150,000 shares of its Common Stock for becoming the Company’s Chairman of the Board of Directors, an expense of $87,000, using the closing day stock price, was recorded to the statement of operations and comprehensive loss for the year ended December 31, 2009.   On January 1, 2010, the Company entered into another Consulting Services Agreement with Brian Ettinger, the Chairman of the Board of Directors of the Company.  Pursuant to the Consulting Services Agreement, (A) Mr. Ettinger agreed to provide the Company with certain consulting services outside his duties as Chairman of the Board of Directors of the Company and (B) as compensation for the consulting services to be provided by Mr. Ettinger pursuant to the Consulting Services Agreement, the Company agreed to issue to Mr. Ettinger (i) 375,000 shares of its Common Stock (valued at $0.58 per share, the last sale price per share of the Company’s Common Stock as reported by the Pink Sheets on December 31, 2009), which shares may be required to be assigned back to the Company in the event of the termination of the Consulting Services Agreement under certain circumstances, and (ii) warrants to purchase a total of 500,000 shares of the Company’s Common Stock at an exercise price of $0.58 per share, half of which warrants vest on each of July 1, 2010 and January 1, 2011 and which warrants are exercisable for a 24 month period following the respective vesting dates. On July 16, 2010 Mr. Ettinger resigned as Chairman of the Board of Directors and the Company entered into a new consulting service agreement with Mr. Ettinger (See Note 8 – Subsequent Events).

NOTE 6 - STOCKHOLDERS’ EQUITY

Rights Dividend

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

Common stock financing

Between January 1, 2010 and March 31, 2010, the Company sold 1,835,922 shares of its common stock for $617,535 in cash.

During the year ended December 31, 2009, the Company issued 250,000 shares of common stock at an average of approximately $0.50 per share for a total of $125,830 in cash.  The issuance with a private investor and were sold at a discount on the market price.

Common stock issued for services to non-employees

During the quarter ended March 31, 2010, the Company issued an aggregate of 3,704,785 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $1,846,158, as that was deemed to be the more readily determinable value.  Included in the 3,704,785 shares of Common Stock issued to non-employees are 1,225,000 shares for services to be provided through December 2010.  The unamortized amount of prepaid services at March 31, 2010 is $810,250 (see Note 4).  The Company recorded $442,500 as general and administrative expenses related to the amortization of prepaid stock for services in the accompanying consolidated statement of operations and comprehensive loss for the quarter ended March 31, 2010.  The Company also issued 1,400,000 shares of Common Stock valued at $882,000 to Eric Swain, a former CEO of the  Company as part of a severance agreement and 100,000 shares of Common Stock valued at $78,000 to Frank Pringle, another former CEO of the Company, as part of a severance agreement (see Note 7).

Additionally, on February 1, 2010, the Company issued, pursuant to January 19, 2010 approvals of the Board of Directors of the Company, the following shares of the Company’s Common stock: (i) 10,000 shares of its Common Stock to General Lincoln Jones III, a director of the Company, (ii) 10,000 shares of its Common Stock to Frederick A. Clark, a director of the Company, (iii) 15,000 shares of its Common Stock to Kim Thorne O’Brien, a director of the Company, and (iv) 75,000 shares of its Common Stock to Jonathan Simon, a director of the Company. On March 8, 2010, the Board of Directors of the Company elected Paul Somerville and Edward Szofer to its Board of Directors. They each received 100,000 shares of the Company’s Common stock.

During the year ended December 31, 2009, the Company issued a total of 2,699,000 shares of its common stock to non-employees for services rendered during the year or to be rendered.  These services were valued at $2,431,050.   Included in the 2,699,000 shares of common stock issued to non-employees is 850,000 shares for services to be provided through December 2010.  The unamortized amount of prepaid services at December 31, 2009 is $577,250 (see Note 4).  The Company recorded $1,853,800 as general and administrative expenses related to these issuances in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2009.  The Company also issued 1,050,000 shares of common stock to a former employee as part of a severance agreement the value of the stock issue was $1,134,000 (see Note 7).

Warrants

During the period from July 19, 2002 (inception) to March 31, 2010, the Company granted two types of warrants: (a) Purchase warrants – sold in conjunction with the sale of common stock and (b) Compensation warrants – grants to non-employee consultants for services provided or to be provided.  Warrants issued in association with the sale of common stock have no related expense, and accordingly no effect on the Company’s results of operations. Fair value for each warrant is calculated using the Black-Scholes option-pricing model and a debit and credit is recorded to additional paid-in capital.

For Compensation warrants, the Company records the expense of options granted to non-employee consultants for services based on the estimated fair value of the warrants using the Black-Scholes option-pricing model on the grant date.  The Company believes that the estimated fair value of the warrants is more readily measurable than the fair value of services rendered.

The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions:

	2010	19-July-2002 (inception) to 31-March-2010

Dividend yield	0%	0%
Expected volatility	111%-137%	100% - 240%
Risk-free interest rate	0.84%-2.36%	0.78% - 4.97%
Expected life	2.93 years	.5 - 7 year
Expected forfeiture rate	0%	0%

A summary of the status of the Company’s stock warrants for the three month period ended March 31, 2010 is as follows:

	Warrants	Range of Exercise Price	Weighted Average Exercise Price

Balance at December 31, 2009	22,500,836	$.40 - $4.75	$2.71

Granted	2,820,002	.45 - $1.30	.71
Cancelled – Warrants Exchanged for Shares of Common Stock	1,042,106	.80 - $2.75	$1.93
Exercised	-

Balance at March 31, 2010	24,278,732	$.40 - $4.75	$2.56

Exercisable at March 31, 2010	12,169,325		$1.89

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at 3/31/10	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable 3/31/10	Weighted Average Exercise Price
$0.40	200,000	3.33	$0.40	-	$0.40
$0.45	150,000	1.94	$0.45	-	$0.45
$0.58	850,000	2.25	$0.58	350,000	$0.58
$0.85	200,000	1.91	$0.85	200,000	$0.85
$1.02	60,000	4.17	$1.02	60,000	$1.02
$1.04	30,000	4.24	$1.04	30,000	$1.04
$1.10	225,000	1.31	$1.10	125,000	$1.10
$1.18	1,400,000	4.69	$1.18	900,000	$1.18
$1.30	420,002	1.81	$1.30	420,002	$1.30
$1.35	20,000	3.87	$1.35	20,000	$1.35
$1.50	300,000	1.16	$1.50	150,000	$1.50
$2.00	9,837,782	0.10	$2.00	9,737,782	$2.00
$2.25	25,000	3.73	$2.25	25,000	$2.25
$2.50	60,041	0.29	$2.50	60,041	$2.50
$2.63	6,000	3.11	$2.63	6,000	$2.63
$2.75	5,382,440	1.00	$2.75	76,500	$2.75
$2.83	9,000	3.39	$2.83	9,000	$2.83
$4.00	1,397,600	1.00	$4.00	-	$4.00
$4.75	3,705,867	1.00	$4.75	-	$4.75

	24,278,732		$2.54	12,169,325	$1.89

Warrant Cancellation and Exchange Agreements

On January 29, 2010, the Company entered into an agreement with the holders of Company’s stock warrants pursuant to the agreement the holders of the Company’s $.80 stock warrants agreed to the cancellation of 400,000 warrants to purchase Common Stock of the Company at $0.80 per share in exchange for the issued 40,000 shares of its Common Stock.

On February 1, 2010, the Company entered into an agreement with the holders of Company’s stock warrants pursuant to the agreement the holders of the Company’s $2.50 stock warrants agreed to the cancellation of 290,000 warrants to purchase Common Stock of the Company at $2.50 per share in exchange for the issued 48,333 shares of its Common Stock, of which, 85,000 of the cancelled warrants and 14,167 of the common shares were for Jonathan Simon, a director of the company.

On March 29, 2010, the Company entered into an agreement with the holders of Company’s stock warrants pursuant to the agreement the holders of the Company’s $2.75 stock warrants agreed to the cancellation of 352,106 warrants to purchase Common Stock of the Company at $2.75 per share in exchange for the issued 73,691 shares of its Common Stock.

Purchased warrants

During the quarter ended March 31, 2010, the Company issued warrants to purchase 307,694 shares of Common Stock at $1.30 per share to three individuals in conjunction with the sale of Common Stock.  These warrants expire January 22, 2012.  During the year ended December 31, 2009 no purchase warrants were issued in conjunction with the sale of common stock.

CRC and Mobilestream Warrants (Derivative Liabilities)

In conjunction with the CRC Acquisition Agreement and the Mobilestream Acquisition Agreement (together, “the 2006 Acquisition Agreements”) (see Note 1 – Nature of Business and Basis of Presentation), the Company issued common stock purchase warrants (“Acquisition Warrants”).   The Acquisition Warrants consisted of 3,908,340 Carbon Recovery Class B Acquisition Warrants (“Class B Warrants”), 1,397,600 Carbon Recovery Class D Acquisition Warrants (“Class D Warrants”), 1,397,800 Carbon Recovery Class E Acquisition Warrants (“Class E Warrants”)  and 27,205,867 Mobilestream Acquisition Warrants, of which 23,500,000 Mobilestream Acquisition Warrants were issued directly to Mr. Frank Pringle and on October 23, 2007, the Company cancelled the 23,500,000 Mobilestream Acquisition Warrants which were voluntary return to the Company by Mr. Pringle.  The Class B Warrants and the Class D Warrants each have an exercise price of $2.75 and had an original expiration date of September 21, 2007.   The Class  E warrants have an exercise price of $4.00 and had an original expiration date of September 21, 2007.  The Mobilestream Acquisition Warrants have an exercise price of $4.75 and had an original expiration date of December 31, 2007.  On September 21, 2007, the Board of Directors extended the expiration date of all of the Acquisition Warrants to December 31, 2007 and on December 31, 2007, the expiration date was further extended until December 31, 2008.  In November 2008, the Board of Directors amended the expiration date to 120 days subsequent to the effective date of a successful registration statement filed with the SEC covering the Acquisition Warrants.   On July 13, 2009, the Board of Directors extended the expiration date of all of the Acquisition Warrants to March 31, 2010.  As of March 31, 2010 and through the date of this filing, the Company has not had registration statements with respect to any of the Acquisition Warrants declared effective by the SEC.  On January 19, 2010 the Board of Directors again extended the expiration date of all the Acquisition Warrants to December 31, 2010.

Compensation warrants

Between January 1, 2010 and March 31, 2010, the Company issued 962,308 common stock warrants to various vendors for services rendered or for services to be rendered.  The warrants have an exercise price ranging from $.58 to $1.30 and all warrants expire within thirty months from date of issuance.

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

On October 1, 2008, the Company granted a non-employee 300,000 common stock warrants as a portion of the payment for services to be performed.  These warrants have an exercise price of $2.00, and 100,000 warrants vest on each of the following dates: June 10, 2009, January 10, 2010 and June 10, 2010. An expense of $102,285 and $306,855 was recorded to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2008 and 2009, respectively.  The fair value of the warrants was determined using the Black-Scholes option pricing model.

Employee Options

On September 23, 2008, as part of a series of employment term sheets, the Company authorized the grant of a total of 8,500,000 stock options to four key executives. 5,000,000 of those stock options were granted to Eric Swain, the Company's Chief Executive officer.  The other 3,500,000 stock options were granted to three other officers of the Company and remain subject to stockholders’ approval of an amendment to the Company's stock option plan increasing the number of authorized shares available for issuance under the plan.  All of these options have an exercise price of $1.18 per share and expire ten years after the vesting date.  1,000,000 of Mr. Swain’s options vested immediately and the balances were scheduled to vest in equal annual installments of 1,000,000 options on September 23, 2009 and on each anniversary thereafter for the three years thereafter.   On July 6, 2009, Mr. Swain’s employment with the Company was terminated and a subsequent severance agreement was entered into between the Company and Mr. Swain on October 2, 2009.   As part of the severance agreement, 2,000,000 of Mr. Swain’s options were cancelled.   (See Note 7 – Commitments and Contingencies – Severance Agreements).   The assumptions used in the Black-Scholes option-pricing model used to determine the fair value of the options are: a dividend yield of 0%; an expected volatility rate of 123.5%; a risk-free interest rate of 2.93%; and an expected life of approximately six years. Expected forfeitures were estimated to be 0%.

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

On April 27, 2009, with the retirement of Mr. Wayne Koehl, 600,000 of his options still waiting stockholders’ approval were cancelled (see Note 7 for details). Of the combined 2,900,000 options granted to Mr. Koehl and the two other executives, one-fifth of these options will vest immediately upon approval of the amendment of the Company’s stock option plan, and the remainder are scheduled to vest one-fifth on September 23, 2009, and an additional one-fifth on each anniversary thereafter, for the next three years, provided that the executives are employed by the Company at each vesting date, or the options are subject to the terms of a retirement or severance agreement.  On February 4, 2010 the Company entered into an agreement to exchange previously granted  employee stock options which were subject to shareholders approval for  Company  warrants.  Mr. Koehl was issued 400,000 warrants with an exercise price of $1.18 per share in exchange for the 400,000 options, these warrants are exercisable immediately and have an expiration date of December 31, 2018.

In March 2005, CRC issued 200,000 stock options to the CFO.  The options have an exercise price of $1.00 per share and expire on December 31, 2014.  The options are fully vested as of December 31, 2008.  Prior to March 2005, the Company had not issued any employee common stock purchase options.

A summary of the status of the Company’s outstanding employee stock options as of March 31, 2010 is as follows:

	Number of Option Shares	Weighted Average Exercise price	Number of Vested Option shares
Outstanding at December 31, 2009	3,200,000	$1.17	3,200,000
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at March 31, 2010	3,200,000	$1.17	3,200,000

As of December 31, 2009, 3,200,000 options are vested and no options have been exercised. The weighted average exercise price is $1.17.

NOTE 7 -     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has four separate lease agreements including two separate facilities in New Jersey, one in Rockford, Illinois, and its new corporate headquarters in North Carolina.  The North Carolina lease for lab space and office space and the Company’s new corporate headquarters was entered into in June 2010.   The lease is for five years with monthly payments beginning at $13,613 per month and the lease expires June 2015.   With all leases, the Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.  See Note 8 – Subsequent Events.

Rent expense for the three months ended March 31, 2010 and 2009, and for the cumulative period July 19, 2002 (inception) to March 31, 2010, was approximately $67,885, $28,000, and $466,885, respectively.

Severance Agreement

On July 6, 2009, the Company terminated the employment of Eric Swain, its Chief Executive Officer, and removed him from the Company’s Board of Directors.  On October 2, 2009, the Company finalized a Severance Agreement with Mr. Swain (the “Swain Severance Agreement”).  The Swain Severance Agreement replaced the prior terms of employment  that the Company had with Mr. Swain.  Pursuant to the terms of the Swain Severance Agreement, among other things, (a) of the options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $1.18 per share previously granted to Mr. Swain, Mr. Swain retained 1,000,000 shares that previously vested, 1,000,000 that vested on December 1, 2009 and 1,000,000 that will vest on December 1, 2010, the remaining 2,000,000 being cancelled, (b) the Company agreed, subject to Mr. Swain’s continued compliance with the terms of the Swain Settlement Agreement, (i) to pay to Mr. Swain certain bonuses, if earned, payable to him under the prior terms of his employment through January 6, 2011, and (ii) to issue to Mr. Swain an aggregate of 2,250,000 shares of its common stock on certain dates starting on October 6, 2009 and ending on October 6, 2011, of which 1,800,000 shares are to registered under the Securities Act of 1933 pursuant to an effective registration statement on Form S-8 filed on January 29, 2008 (“S-8 Shares”); (c) Mr. Swain has agreed not to sell more than 35,000 S-8 shares during any calendar week; (d) the Company will continue to provide full health insurance benefits to Mr. Swain through July 5, 2010;  and (e) the Company transferred to Mr. Swain the title of ownership of the Company’s car then in Mr. Swain’s possession.  In compliance with the terms of the Swain Severance Agreement, on October 5, 2009, the Company issued to Mr. Swain 450,000 restricted shares of its common stock.  In September of 2009, the Company recorded a severance expense of $3,654,714 for the payments to be paid by the Company to Mr. Swain pursuant to the Swain Settlement Agreement. The liability for the undelivered option shares as of December 31, 2009, was revalued to its fair value at December 31, 2009 and the compensation expense was reduced by $568,000 in the financial statements. The expenses recorded were valued using the present value of expected future outflows. The Swain Severance Agreement was amended on January 26, 2010 pursuant to which the remaining 1.2 million shares of its registered common stock to be issued on future dates in 2010 and 2011 was replaced by issuing Mr. Swain 1.4 million shares of its restricted common stock subject to SEC rule 144 on January 27, 2010.

On November 12, 2008, the Company entered into a severance agreement with Pringle, and 888 Corporation, a New Jersey corporation owned directly or indirectly by Pringle (the "Severance Agreement").  The Severance Agreement replaces a prior consulting agreement with 888 Corporation, which was approved by the Board of Directors on May 21, 2008.  Pursuant to the Severance Agreement, the Company has agreed to pay Pringle $200,000 per year for the six-year period commencing on January 1, 2009 subject to Pringle and 888 Corporation’s continued compliance with the terms of the Severance Agreement. Pursuant to the Severance Agreement, Pringle returned 225,000 shares of the Company’s common stock previously issued to him, and he resigned as a member of the Company's Board of Directors and in all other capacities. Pringle also agreed to restrict the amount of shares of the Company’s common stock that he or his affiliates may sell to during certain periods of 2009 and an aggregate of 250,000 shares of the Company’s common stock in any three-month period beginning August 1, 2009.  The foregoing restrictions remain in place until Pringle has less than 5,000,000 shares of Company’s common stock. Any transfers by Pringle in accordance with the foregoing restrictions remain subject to the Company's right of first refusal to purchase the stock.  The Severance Agreement also provides for: (i) the immediate termination of the consulting agreement between the Company and 888 Corporation dated as of January 1, 2008 (though the Company has agreed to pay 888 Corporation the remainder of any payments otherwise due them through December 31, 2008); (ii) a nine year non-compete and non-solicitation agreement from Mr. Pringle; (iii) certain representations, warranties and covenants from Pringle and associated indemnification obligations; and (iv) mutual general releases and non-disparagement provisions.   During 2008, the Company recorded a charge in the amount of $1,200,000 to expense related to the Severance Agreement.  The Company’s pledge of its pending patents as collateral for the payments to Pringle was eliminated.   On September 29, 2009, (i) the Company declined to exercise its right of first refusal to purchase a total of 950,000 shares from Mr. Pringle and (ii) the Company and Pringle agreed to amend the Severance Agreement with respect to the selling restrictions (the “Amendment”).  Pursuant to the Amendment, (i) Mr. Pringle agreed not to sell, assign, transfer, pledge or encumber more than 20,000 shares of the Company’s common stock per week commencing on September 28, 2009 and continuing for the following 78 weeks thereafter, (ii) any transfers of shares that Mr. Pringle agreed to make prior to September 28, 2009 would be made from the 950,000 shares that were permitted to be sold pursuant to the Severance Agreement prior to November 1, 2009 and (iii) in all other respects, the terms of the original Severance Agreement remain unchanged.   On January 7, 2010, the Company entered into an addendum to the Severance Agreement whereby the severance agreement was amended as follows:  (i) reduce the current monthly cash payments to $10,000 per month retroactively to December 2009, (ii) accruing the difference of $6,667 per month as a liability, (iii) in consideration for this forbearance the Company issued to Mr. Pringle, during January 2010, 100,000 shares of the Company’s common stock, (iii) agreed to pay 100% of Mr. Pringle’s health insurance coverage for the 12 month period covering 2010; (iv) once the Company has raised a total of $1.0 million dollars in new equity investments, the full payments to Mr. Pringle shall recommence as of the first month of the succeeding month and accrued liability shall be paid in six equal installments also beginning as of the first month of the succeeding month; (v) all restrictions of when Mr. Pringle can sell his stock are rescinded; (vi) the Company has had ample opportunity to investigate any claims of Mr. Pringle or a Pringle related party for which an offset would be made.  In May 2010 the Company has raised a total of $1.0 million dollars in new equity investments, consequently the full payments to Mr. Pringle shall recommence at $16,666 per month and the accrued liability will begin to be paid in six equal installments.

Employment / Compensation Agreements

On December 15, 2009 the Board of Directors approved the compensation packages for the Chairman of the Board, the Chief Executive Officer and members of the Board of directors.  The compensation packages are contingent upon the Company achieving certain financial and operation milestones and are not effective until the Company reaches predetermined Milestones.   Definition of Milestone: Milestone 1 is defined as having the Company raising $2.0 million dollars of capital infusion and entering into a business agreement for the sale of a 1 ton production microwave unit machine.  Milestone 2 is defined as having the Company raising $5.0 million dollars of capital infusion (the $5.0 million dollars include the $2.0 million from milestone 1) and enters into a business agreement for the sale of three 1 ton production microwave unit machines or one 3 ton production microwave unit machine.

As of March 31, 2010, the Company had not achieved any of the milestone levels.

The following is a summary of the contingent compensation packages:

Mr. Brian Ettinger, the Company’s then Chairman of the Board:  When milestone 2 objective is achieved Mr.  Ettinger will receive:
(i)
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

(v)
If Mr. Ettinger is terminated as Chairman of the Board of Directors without cause, Mr. Ettinger is entitled to 500,000 shares of its restricted common stock and 1.0 million stock option shares valued at the stock price on the termination date.

Mr. Ken Kinsella, the Company’s Chief Executive Officer: When milestone 1 objective is achieved Mr. Ken Kinsella will receive:
(i)	a compensation package of $300,000 a year, this compensation includes a salary of $277,200 per year, car allowance of $900 per month and a living allowance of $1,000 per month,
(ii)
3,000,000 stock options will be granted at the closing share price on the date that the milestone 1 is achieved and these stock options are 100% vested on the grant date and have a three year expiration date, an expense of $71,616 was recorded to the consolidated statement of operations and comprehensive loss (see note No. 11 above for detail under Employee options)

(iii)	Mr. Kinsella is eligible to receive health insurance coverage provided by the company
(iv)
If Mr. Kinsella is terminated as CEO without cause, he will be entitled to an additional 2.0 million common stock options valued at the stock price on the termination date.  If the Company reaches a milestone 2 objective the Board of Directors may award Mr. Kinsella additional compensation at the discretion of the Board.

Mr. Paul Sweeney, a member of the Board: When milestone 2 objective is achieved Mr. Sweeney will receive:
(i)	$25,000 per quarter for services he is currently providing as a consultant,
(ii)
a grant of 50,000 common stock shares (unregister-Rule 144 shares) each quarter and if the average stock price remains above a $1.50 per share for three consecutive months, the 100,000 shares of common stock issued per quarter will increase to 200,000 shares of its common stock,

(iii)
100,000 stock option shares each quarter and if the average stock price remains above a $1.50 per share for three consecutive months, the 100,000 stock options shares issued per quarter will increase to 200,000 stock options.

Mr. Paul Wothington, a member of the Board and former CEO: When milestone 2 objective is achieved Mr. Worthington, will receive:
(i)	100,000 of the Company’s common stock options values at closing market price on date issuance, exercisable up to 36 months from date of issuance
(ii)	$45,000 in cash for services render as CEO.

Further, contingently upon the Company achieving milestone 2, the current compensation for the Board of Directors of receiving 5,000 stock warrants for attending a Board meeting will change to the following:
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

On November 11, 2009, the Board of Directors elected Mr. Brian Ettinger to the Board of Directors of the Company and appointed him as the Chairman of the Board of Directors for a one year term.  On December 15, 2009, the Company issued 150,000 shares of its common stock to Mr. Ettinger, (ii) the Company renewed a consulting agreement with Mr. Ettinger, pursuant to the consulting agreement Mr. Ettinger agreed to provide the Company with certain consulting services outside his duties as Chairman of the Board of Directors of the Company.

On July 6, 2009, the Board of Directors approved the appointment of Mr. Peter A. Worthington as its Interim Chairman of the Board and to the position of Chief Executive officer of the Company.  Mr. Worthington has been a member of the Board of Directors since August 13, 2008.  Mr. Worthington received no compensation for being interim chairman of the Board and CEO the Company other than being reimbursed for living and travel expenses.  The Company did accrue an expense of $45,000 for potential compensation to be agreed upon which was recorded the statement of operations as of December 31, 2009.  On November 11, 2009, Mr. Worthington resigned from the position of CEO as well as from its Board of Directors, including as Interim Chairman of the Board.  On December 15, 2009, the Board approved 200,000 common stock options with an option price of $.40, are vested immediately and have expire of three years from date of issuance for his efforts as interim Chairman of the Board  and CEO.  As of December 31, 2009, the Company had accrued an expense of $45,000 for potential compensation to be agreed upon which was recorded the statement of operations as of December 31, 2009.   The Board also determined that Mr. Worthington was owed $45,000 as salary compensation which can be paid upon the Company reaching a milestone objective of the Company raising or having available $5.0 million dollars of capital infusion.

On September 23, 2008, the Board of Directors approved employment letter agreements with (i) the president of the Company, Jeffrey Kimberly, (ii) the Chief Operating Officer (“COO”) of the Company, Wayne Koehl, and (iii) the CFO of the Company, Jeffrey Andrews. These letter agreements amended and restated the terms and conditions of employment of each of these executives of the Company.

Mr. Kimberly's employment letter provides for an employment term of five years at an annual salary beginning January 1, 2009 of $300,000, with an increase to $375,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to approval of the CEO of the Company and the Board of Directors. Subject to approval by the stockholders of the Company, Mr. Kimberly will be granted an option to purchase 1,500,000 shares of the Company’s common stock. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten years thereafter. Options for 300,000 shares of common stock shall vest immediately on September 23, 2008, and options for 300,000 additional shares of common stock shall vest on September 23rd of each successive year between 2010 and 2013 inclusive, provided that Mr. Kimberly is still employed on the relevant vesting date. These stock options are not deemed to be granted until stockholder approval is obtained. Mr. Kimberly will be entitled to receive bonuses of between 0.75% and 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones. The Company shall pay the monthly loan payments on Mr. Kimberly's car for two years and then pay off all of the remaining loan balance on this automobile provided he is still employed by the Company.  On March 25, 2010, the Company terminated Mr. Kimberly’s contract (see Note 8 subsequent events) .

Mr. Andrews' employment letter provides for an employment term of five years at an annual salary for 2008 of $180,000, with an increase to $225,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to the approval of the CEO of the Company and the Board of Directors. Subject to approval by the stockholders of the Company, Mr. Andrews will be granted an option to purchase 1,000,000 shares of the Company’s common stock. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten years thereafter. Options for 200,000 shares of common stock shall vest immediately on September 23, 2008, and options for 200,000 additional shares of common stock shall vest on September 23rd of each successive year between  2010 and 2013 inclusive, provided that Mr. Andrews is still employed on the relevant vesting date. These stock options are not deemed to be granted until stockholder approval is obtained.  Mr. Andrews will be entitled to receive bonuses of between 0.75% and 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones.  Mr. Andrews shall also receive a monthly automobile allowance of $500.   On February 9, 2010 the Company entered into a consultant agreement with Mr. Andrews, this new consultant agreement replaces the prior terms of employment that the Company had with Mr. Andrews.   Effective February 1, 2010, as of which date Mr. Andrews is no longer an employee of the Company and is continuing to provide his services to the Company as a consultant. Further, pursuant to the Consulting Services Agreement, stock options to purchase 1,000,000 shares of the Company’s Common Stock previously granted to Mr. Andrews exercisable at $1.18 per share, of which the option to purchase 400,000 shares had already vested, subject to stockholder approval of an amendment to the plan pursuant to which they were issued, was replaced with a Warrant to purchase 1,000,000 shares of the Company’s Common Stock at $1.18 per share, of which 400,000 is immediately exercisable and the remainder of which is exercisable on January 31, 2011, except that the Warrant will become immediately exercisable in full in the event that the Company terminates the Consulting Services Agreement at any time or Mr. Andrews terminates the Consulting Services Agreement after six months.  The Warrant expires on January 31, 2013.

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

Pursuant to the Consulting Services Agreement, the Company acknowledged and agreed that $204,485 is due to Mr. Andrews as a result of the severance provisions of Mr. Andrews’ employment agreement previously in effect and consequently agreed to (i) pay to Mr. Andrews $120,000 in cash over a twelve month period split evenly into 24 payments payable twice per month and (ii) issue to Mr. Andrews shares of the Company’s Common Stock valued at $84,845, split into 24 issuances contemporaneous with the payments made pursuant to the previous clause, which shares would be valued at a 10% discount to the public market price of a share of the Company’s Common Stock (the “Market Price”) at the time of each issuance and which shares would be shares previously registered under the Securities Act of 1933, as amended (the “Securities Act”), on Form S-8 (“S-8 Shares”). See Note 8 – Subsequent events below.

Mr. Koehl's employment letter provides for an employment term of five years at an annual salary for 2009 of $225,000, with an increase to $250,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to the approval of the CEO of the Company and the Board of Directors.  Subject to approval of the stockholders of the Company, Mr. Koehl will be granted an option to purchase 1,000,000 shares of common stock of the Company. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten years thereafter. Options for 200,000 shares of common stock shall vest immediately on September 23, 2008, and options for 200,000 additional shares of common stock shall vest on September 23rd of each successive year between 2010 and 2013 inclusive, provided that Mr. Koehl is still employed on the relevant vesting date. These stock options are not deemed to be granted until stockholder approval is obtained. Mr. Koehl will be entitled to receive bonuses of between 0.75% and 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones. Mr. Koehl shall also receive a monthly automobile allowance of $500. On April 27, 2009, the Company entered into a new agreement with Mr. Koehl.  This new agreement replaces the prior employment agreement discussed above.  Pursuant to the new agreement, Mr. Koehl no longer works for the Company, the Company has agreed to pay Mr. Koehl his current salary for a period of approximately six months, ending on October 31, 2009.  The new agreement also provides that:  (a) Mr Koehl will be entitled to receive a bonus based upon sales of equipment made by the Company solely to one certain customer;  (b) Mr. Koehl shall be entitled to retain the  options to purchase 200,000 shares of the Company’s common stock  previously granted which are vested but are subject to the shareholders approval and the options to purchase an additional 200,000 shares of the Company’s common stock previously granted, also subject to the shareholders approval, which were to vest on September 23, 2009 but shall now be immediately vested;  (c)  the Company will continue to provide medical coverage under the Company’s current health care benefits plan for period of approximately six months ending on October 31, 2009.  Thereafter Mr. Koehl shall be entitled to elect to continue such COBRA coverage for the remainder of the COBRA period, at Mr. Koehl’s own expense.  On February 4, 2010 the Company entered into an second agreement to exchange previously granted  employee stock option which were subject to shareholders approval for  Company  warrants.  Mr. Koehl was issued 400,000 warrants with an exercise price of $1.18 per share, this warrants are exercise immediately and have an expiration date of December 31, 2018.

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

Pursuant to the JDA, Schlumberger agreed to pay $300,000 to GHO within thirty days of the execution of the JDA and another $300,000 on the first anniversary of the JDA.  These moneys are non-refundable.  The first $300,000 was received on May 22, 2009. As of December 31, 2009, the Company recognized $180,000 of it as revenue, with the remaining $120,000 remaining on the accompanying consolidated balance sheet as deferred revenue.  On March 4, 2010, the Company received the second $300,000 payment from Schlumberger.  The Company recognizes revenue in accordance with Securities and Exchange Commission guidance Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements” (SAB 104) guidance on revenue recognition. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized as services are rendered in accordance with the terms of the JDA.  As more fully described in Note 4, the Company began recognizing revenue during the third quarter of 2009.

Pursuant to the terms of the JDA, each JDA Party granted to the other JDA Party an exclusive, worldwide, royalty-free license to use such JDA Party’s intellectual property applicable to Surface Upgrading in Heavy Oil oilfield operations during the term of the JDA.

Pursuant to the JDA, the collaboration between the JDA Parties is to be implemented in three distinct phases as follows:

Phase I - Research and Development .   During this Phase, the concept of the Products and Services will be designed and developed, and the efficacy thereof will be tested.  Phase I continues until the earlier of (i) the date on which the JDA Parties agree that the Phase I objectives have been satisfied or (ii) the second anniversary of the JDA, subject to extension at the option of either JDA Party until the third anniversary of the JDA.  During this Phase, each JDA Party shall pay its own expenditures incurred pursuant to the JDA.

Phase II - Prototype .  During this Phase, the JDA Parties will design and test a prototype device or system to deliver Products and Services as a prelude to commercial exploitation of Products and Services.  Phase II commences immediately upon agreement of the JDA Parties that the Phase I objectives have been timely satisfied (though Schlumberger has the option to terminate the JDA upon completion of Phase I by providing notice to GHO within thirty days of such completion) and continues until the earlier of (i) the date on which the JDA Parties agree that the Phase II objectives have been satisfied or (ii) the second anniversary of the date of commencement of Phase II, subject to extension at the option of either JDA Party until the third anniversary of commencement of Phase II.  During this Phase, Schlumberger shall pay for all qualifying expenditures incurred by the JDA Parties pursuant to the JDA, except that if this Phase is extended at the option of GHO, during such extension GHO shall pay all such expenditures.  Within thirty days of the commencement of Phase II, Schlumberger shall pay to GHO $1,000,000 as a Non-Recurring Engineering Charge.

Phase III – Joint Venture .  During this Phase, the JDA Parties will enter into a joint venture for the commercial exploitation of Products and Services, which joint venture shall include provisions set forth in the JDA and such terms as mutually agreed upon by the JDA Parties.  Phase III commences if, and when, the Phase II objectives have been timely satisfied.  However, Schlumberger has the option to terminate the JDA upon completion of Phase II by providing notice to GHO within thirty days of such completion; GHO does not have such an option.  Pursuant to the terms of the JDA, the Phase III joint venture will be owned jointly by the JDA Parties in proportion to the amount of qualifying expenditures each JDA Party spent during Phases I and II, but in no event will GHO own more than 40% of the joint venture.  If GHO’s proportion of qualifying expenditures is less than 40% of total qualifying expenditures, then GHO shall have the option of acquiring an additional interest in the Joint Venture so that its interest in the joint venture will be 40% by paying to Schlumberger an amount such that GHO’s qualifying expenditures (including such payment) reaches 40% of total qualifying expenditures (including such payment).  If GHO’s proportion of total qualifying expenditures is more than 40%, then Schlumberger shall pay to GHO an amount such that Schlumberger’s qualifying expenditures (including such payment) as a proportion of total qualifying expenditures (including such payment) is reduced to 60%.

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

In connection with the execution of the license agreement, the Company entered into a security agreement with UAF granting to UAF first priority security interests in (i) the Company’s existing prototype machine (the “Existing Prototype Machine”) and (ii) the Company’s patent rights, technology and trademarks as applied to the oil shale and coal fields of use.  The security interests secure the amount of $1.7 million,  and   i n connection with the execution of the License Agreement, the Company granted to UAF a first priority security interest in the Company’s patent rights, technology and trademarks as applied to the oil shale and coal fields of use.  The security interests granted pursuant to the security Agreement will terminate and be released upon acceptance by UAF of the initial machine described in the next paragraph.     Contemporaneous with the execution of the license agreement, UAF issued a purchase order to the Company for an initial machine capable of processing one ton per hour of oil shale (the “Purchase Order”).  The purchase price for the initial machine is based on a formula related to the Company’s cost to manufacture the initial machine and will not exceed $3.5 million.  Payment of the purchase price is as follows: (i) UAF will pay $500,000 to the Company six months from the date of the Purchase Order, (ii) UAF will pay $500,000 to the Company nine months from the date of the purchase order, (iii) a deemed purchase discount by UAF of $843,000 was credited against the purchase price on the date of the Purchase Order, and (iv) the balance of the purchase price will be paid upon completion of the initial machine, demonstration that it meets the warranted purpose and acceptance of it by UAF.

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

On March 15, 2010 the company and UAF agreed to extend the notice, demand, and default provision dates on the agreements to 120 days from the date of the addendum.

CRC and Mobilestream Asset Acquisitions

With respect to the Company’s past acquisitions of the assets of CRC and Mobilestream Oil, Inc. and the registration of securities issued to the Carbon Recovery Liquidating Trust and the Mobilestream Liquidating Trust in connection therewith, specifically (i) the distribution of 22,334,221 shares of the Company’s common stock (the “Shares”) and warrants to purchase a total of 10,409,407 shares of the Company’s common stock (the “Warrants”) to the beneficiaries of such liquidating trusts, (ii) the issuance of 10,409,407 shares of the Company’s common stock upon exercise of the Warrants (the “Warrant Shares”) and (iii) the resale of the Shares and the Warrant Shares by the initial recipients thereof (the “Acquisition and Registration”), the Staff of the Securities and Exchange Commission (the “SEC”) has advised the Company that in the view of the Staff the Acquisition and Registration may, in substance, be an attempt to complete a business combination transaction via a registered offering when it was already started without registration and has further advised the Company to include the Staff’s view in the Registration Statement, and the risks to and potential liability of the Company, if any, associated therewith.  The Company is continuing to evaluate the view of the Staff of the SEC in this matter and the Company’s options with respect to the Registration Statement.  In addition, the 35,236,188 shares of Preferred Stock A issued directly to Mr. Pringle as part of the acquisition of the assets of Mobilestream were not held in a liquidating trust and the Staff has advised the Company that such fact should be disclosed in the Registration Statement. The Company is continuing to evaluate the view of the Staff and it is not clear whether the Company faces any potential liability as a result of such shares being issued directly to Mr. Pringle and not included in the liquidating trust as may have been required pursuant to the terms of the acquisition documents and therefore the Company has not recorded the fair value of any potential liability resulting therefrom. The Company recognizes that there may be a probable contingency loss but the amount of the contingency loss cannot be reasonably estimated.  Per FASB ASC 450-20 a potential contingency loss must be both probable and reasonable estimated for the company to record the loss to the financial statements.

NOTE 8 -    SUBSEQUENT EVENTS

Between April 1, 2010 and March 12, 2011, the Company has received approximately $1.7 million dollars in cash in exchange for numerous convertible promissory notes payable.  These convertible promissory notes payable are convertible into our Series A Preferred Stock at a conversion prices of approximately $0.24 per share and a warrant for common stock, the notes have a maturity date of May 31, 2011.  As of March 12, approximately $1.5 million worth of theses convertible promissory notes were converted into 6,229,997 shares of the Company’s preferred stock and the associated warrants were converted into 6,185,497 common shares.

Between April 1, 2010 and March 8, 2011, the Company raised $250,000 from various convertible notes payable. These convertible notes payable can be converted to common stock. 1,000,000 common stock warrants were issued with these convertible notes. The warrants have an exercise price of $.25 all warrants expire thirty months from date of issuance.

Between April 1, 2010 and March 8, 2011, the Company issued 3,883,108 shares of common stock for services (net of shares rescinded).

On December 28, 2010 the company executed $1.6 million revolving line of credit.  The line of credit matures June 30, 2011 and secured by the company’s assets. As of March 8, 2011 there was $655,737 outstanding on the line of credit.

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

In June of 2010, as a result of the new North Carolina new lab facility, the Company negotiated a settlement for the former R&D lab lease in Berlin, New Jersey; under the terms of this settlement the Company will pay $16,200 between July 1, 2010 and May 1, 2011.  On June 25 th 2010 the leaseholder of the Mount Laurel, New Jersey exercised its right to the $47,500 letter of credit for delinquent payments of rent.  The Company has engaged a commercial real estate broker to market the in Mount Laurel New Jersey for sublet.

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

During the forth quarter of 2010, the Company received from UAF a notice of termination (the "Termination Notice") of the License Agreement and Purchase Order and a notice of foreclosure ("Foreclosure Notice") in connection with the Security Agreement.  The Company believes that, for a number of reasons, pursuant to the terms of the License Agreement and all related agreements, the Termination Notice and Foreclosure Notice are invalid. On July 26, 2010, the Company issued a notice of default ("Default Notice") to UAF as a result of UAF's failure to issue the Equity Interests and make the required Purchase Price payments pursuant to the terms of the License Agreement and Purchase Order.  UAF has 60 days from the date of the Default Notice to cure such breach.  If UAF has not cured the breach within the 60 day time frame the Default Notice serves as notice of termination by the Company of the License Agreement and Purchase Order. Upon such termination UAF's lien pursuant to the Security Agreement would terminate.  There are no assurances as to whether UAF will cure the breach, or whether UAF will recognize and honor the Default Notice or seek to enforce its Termination Notice and Foreclosure Notice, which the Company believes are invalid. We cannot predict the outcome of this dispute.

On January 14, 2011, the Company filed a complaint in the Supreme Court of the State of New York (1) seeking compensatory damages for breach of contract in an amount to be determined at trial and (2) seeking a declaratory judgment that UAF (a) did not and does not have the right to terminate the Purchase Order; (b) did not validly exercise the purported termination right; (3) is not entitled to seize, attempt to seize, sell, attempt to sell, transfer or request the transfer of, auction or attempt to auction any property, including without limitation any property identified in the License Agreement, Purchase Order and or Security Agreement; and (4) permanently enjoining UAF from seizing, selling, transferring, or attempting to auction any property.  There are no assurances as to the outcome of this dispute.

On February 28, 2011, UAF filed a complaint in the state of North Carolina General Court of Justice in Wake County (1) for breach of contract, alleging damages in the amount of $1,713,000; (2) seeking possession of the Company’s prototype or in the alternative, damages for its conversion; (3) treble damages and attorney’s fees as a resulting from an alleged violation of the Uniform Fraudulent Act; (4) the  appointment of a receiver and (5) seeking a preliminary injunction enjoining the Company and its insiders, employees and or/agents from transferring or disposing of any property or assets of the Company including patents or its prototype. Additionally, on March 3, 2011, UAF filed a temporary restraining order (the “Restraining Order”) in the state of North Carolina in the General Court of Justice in Wake County restraining the Company from selling, disposing, moving or relocating any of the Company’s assets.  The Restraining Order is in effect for ten (10) days from March 3, 2011.

There are no assurances as to the outcome of this dispute.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Global Resource Corporation (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

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

The Company is considered to be in the development stage. Currently, our efforts are directed principally at the design, manufacture and sale of machinery and equipment, as well as the licensing of the Technology.  Under the Company’s current strategy, the Company’s revenue is likely to be generated from the development and licensing or sale of our proprietary Technology and/or design, manufacture and sale of machinery and equipment units. For machinery and equipment, sales revenue will be recognized when the machinery and equipment is shipped, installed and operating successfully at the destination site.  For licensing agreements, revenue is recognized when services have been rendered or obligations fulfilled per the terms of the licensing agreements.

We have no manufacturing capability of our own. Accordingly, we entered into an agreement with Ingersoll Production Systems for research on and the manufacture of our machines. In October 2008, we completed our first commercial prototype machine that uses our Technology for decomposing tires, named “Patriot-1,” at the Ingersoll Production Systems facility in Rockford, Illinois. As of March 31, 2010, the Rockford facility was closed.  As of June 2, 2010, the prototype has been moved to a new facility located in Morrisville, North Carolina.  The prototype is being tested initially to apply our Technology to the decomposition of tires as waste and to retrieve commercially viable components therefrom in the form of carbon, liquid hydrocarbons and gas which can be converted to electricity and gas. We use our prototype primarily to confirm and refine the principles that will be utilized in commercial scale operations of our Technology. We also use it to test various feedstocks, materials that can benefit from the application of our Technology, prior to releasing processes for production. The prototype will also be used on a limited basis with a goal to show customers that the process works as applied to a specific feedstock and is viable for commercialization.

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

We have begun our marketing efforts in various industry sectors and have entered into an exclusive marketing agreement with C6 Engineering Pty Ltd. for marketing rights in certain geographical areas outside the United States.  We intend to actively seek other marketing agreements with partners who have demonstrable economic and marketing contact resources.

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

Carbon Recovery Acquisition and Mobilestream Acquisition Warrants

 On or about July 26, 2006, we entered into a plan and agreement of reorganization (the "CRC Acquisition Agreement") with Carbon Recovery Corporation, a New Jersey corporation formed on July 19, 2002 ("Carbon Recovery" or "CRC"), pursuant to which we agreed to purchase substantially all of the assets of, and assume certain specified liabilities of, Carbon Recovery, in exchange for the consideration described below.  The acquisition was completed on September 22, 2006 (the “CRC Acquisition Closing”).  At the time of the acquisition, Mobilestream Oil, Inc., a Delaware corporation ("Mobilestream") owned 37,500,000 shares of the common stock of CRC, which represented a controlling block of the issued and outstanding common stock of CRC. As part of the transaction, we also issued to CRC 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,600 Class E warrants (collectively, the "CRC Acquisition Warrants") to purchase shares of our common stock. In January of 2010, the expiration date of the CRC Acquisition Warrants was extended from March 31, 2010 to December 31, 2010.

On December 31, 2006, we acquired the assets of Mobilestream, pursuant to a plan and agreement of reorganization dated November 28, 2006 (the "Mobilestream Acquisition Agreement") between the Company and Mobilestream. Mobilestream was a development stage company which owned the Technology, consisting of certain proprietary technology and related custom software for the use of microwaves to break down petroleum-based products, such as used tires, into their component parts, and capturing those components in usable form for resale.  At the closing of the purchase of Mobilestream’s assets (the “Mobilestream Acquisition Closing”), we (i) acquired all of the Technology and (ii) assumed Mobilestream’s liabilities, which were minimal. Upon the Mobilestream Acquisition Closing, Mobilestream’s sole assets were the shares and warrants (the “Mobilestream Acquisition Warrants”) we issued to Mobilestream at and in connection with the Mobilestream Acquisition Closing.  In January of 2010, the expiration date of the Mobilstream Acquisition Warrants was extended from March 31, 2010 to December 31, 2010.

Universal Alternative Fuels

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

On January 14, 2011, the Company filed a complaint in the Supreme Court of the State of New York (1) seeking compensatory damages for breach of contract in an amount to be determined at trial and (2) seeking a declaratory judgment that UAF (a) did not and does not have the right to terminate the Purchase Order; (b) did not validly exercise the purported termination right; (3) is not entitled to seize, attempt to seize, sell, attempt to sell, transfer or request the transfer of, auction or attempt to auction any property, including without limitation any property identified in the License Agreement, Purchase Order and or Security Agreement; and (4) permanently enjoining UAF from seizing, selling, transferring, or attempting to auction any property.  There are no assurances as to the outcome of this dispute.

On February 28, 2011, UAF filed a complaint in the state of North Carolina General Court of Justice in Wake County (1) for breach of contract, alleging damages in the amount of $1,713,000; (2) seeking possession of the Company’s prototype or in the alternative, damages for its conversion; (3) treble damages and attorney’s fees as a resulting from an alleged violation of the Uniform Fraudulent Act; (4) the  appointment of a receiver and (5) seeking a preliminary injunction enjoining the Company and its insiders, employees and or/agents from transferring or disposing of any property or assets of the Company including patents or its prototype. Additionally, on March 3, 2011, UAF filed a temporary restraining order (the “Restraining Order”) in the state of North Carolina in the General Court of Justice in Wake County restraining the Company from selling, disposing, moving or relocating any of the Company’s assets.  The Restraining Order is in effect for ten (10) days from March 3, 2011.

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

Rights Dividend

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

Results of Operations

 Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

(A)	REVENUES

The Company earned $90,000 in revenues from operations for the quarter ended March 31, 2010 and had no revenues for the quarter ended March 31, 2009.

Revenue recorded subsequent to the March 31, 2009 reporting period was derived from services rendered pursuant to the Joint Development Agreement discussed above.  Pursuant to the Joint Development Agreement, we received $300,000 on May 22, 2009 and $300,000 on March 4, 2010 which was recorded as deferred revenue at the time of receipt and is being recognized as revenue ratably over the term of the contact.  As of March 31, 2010, a balance of $330,000 remains in the deferred revenue account on the consolidated balance sheet.

(B)	TOTAL OPERATING EXPENSES

Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were $3,519,856 for the three months ended March 31, 2010 compared to $2,428,131 for the three months ended March 31, 2009, an increase of approximately $1,092,000 or approximately 45%.

Changes in General and Administrative Expenses versus the prior quarter were the following:

For the quarter ended March 31, 2010, general and administrative expenses increased approximately $885,000 dollars for a total of approximately $3,070,000, as compared to approximately $2,185,000 for the quarter ended March 31, 2009.  The increase in general and administrative expenses was primarily attributable to compensation and severance.  Salaries and wages expense increased by $740,000 to $1.4 million for the quarter ended March 31, 2010.  Severance expense totaled $360,000 for the first quarter of 2010 as compared to $0 for the comparable 2009 period.  These increases were offset by a $98,000 reduction in consulting expense and a $58,000 reduction in legal and professional fees.

Research and development (“R&D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R&D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R&D costs for the three months ended March 31, 2010 and 2009 were $450,230 and $242,899, respectively.  The increase of $207,331 as compared to the prior year’s fiscal quarter for the same period can be attributed to a $42,500 increase in salaries and wages expense and a $96,600 increase in depreciation expense.  The increase in depreciation expense is attributable to depreciation on the on the Patriot I protype unit placed in service in June 2009.

(C)	OPERATING LOSS

Operating loss for the quarter ended March 31, 2010 was $3,429,856 compared to $2,428,131 for the three months ended March 31, 2009. The increase in operating loss of $1,001,725 was primarily attributable to the increase in general and administrative expenses as described above in paragraph (B) and the increase in research and development expenses as well as the revenue from the Joint Development Agreement. The operating loss from July 19, 2002 (inception) to March 31, 2010 was $58,699,877 which was mostly attributable from the general and administrative expenses with virtually no offsetting revenue for this period.

(D)	OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains/(losses), change in fair value of derivative financial instruments and other income are included in other income (expense).  Total other expense was $(74,792) for the three months ended March 31, 2010 compared to other income of $730,769 for the three months ended March 31, 2009.  The decrease of $805,561 is primarily due to the fair value change in the derivative financial instruments.

Interest income for the three months ending March 31, 2010 and 2009 was $525 and $55,497, respectively. The decrease of $55,189 or 99% in interest income is attributed to the Company having to use its surplus of cash for operations.

At March 31, 2010 the change in the fair value of derivative financial instruments resulted in expense of 75,317 for the period ended March 31, 2010 versus income of $695,854 for the period ended March 31, 2009, for a change of $695,854.

(E)	NET LOSS

The net loss for the three months ended March 31, 2010 was $3,504,648 ($0.05 per share) compared to $1,697,362 ($0.03 per share) for the three months ended March 31, 2009, a change of $1,807,286.  The Company losses are attributable to little revenues and significant expenditures as the Company is still in development stage.  The Company’s expenses have increased significantly as a result of both cash and non-cash charges related to expenses for investment banking, investor relations and public relations services as payments were made by the issuance of common stock for such services rendered during the period ended March 31, 2010.   As a development stage company that began operations in 2002, the Company has incurred approximately $45.8 million in cumulative total net losses from inception through March 31, 2010.

OPERATING ACTIVITIES

Net cash used in operating activities was approximately $536,866 for the three months ended March 31, 2010 compared to approximately $1,437,965 for the three months ended March 31, 2009, a decrease of approximately $901,000.  As a development stage company that began operations in 2002, the Company has used net cash in operating activities of approximately $17,948,000 from inception through March 31, 2010.

INVESTING ACTIVITIES

Net cash provided by investing activities was $0 for the three months ended March 31, 2010 and net cash used in investing activities was $221,614 for the three months ended March 31, 2009. Cash provided by investing activities for period ended March 31, 2009 was mainly the proceeds from the sales of the Company’s short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company had total current assets of approximately $980,000 and total current liabilities of approximately $2,686,000, resulting in negative working capital of $1,706,000. At March 31, 2010, the Company's current assets consisted of $109,899 in cash and $870,250 in prepaid services. As a development stage company that began operations in 2002, the Company has incurred $45.6 million in cumulative total losses from inception through March 31, 2010.

As of March 31, 2010, the Company had approximately $110,000 in cash and cash equivalents. The Company has taken extreme measures in reducing operating expenses, particularly payroll expenditures by reducing salaries and by cutting staff to bare minimum.  Our actual operations will be affected by reduction in our payroll and staff related matters. Technological or engineering difficulties are being solved by use of outside consultants. Due to the fact that the Company incurred substantial net losses for the cumulative period from July 19, 2002 (inception) to March 31, 2010 and that it currently has only a small revenue stream to support itself, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has been successful in obtaining the required cash resources by issuing stock to service some of the Company's operations for the three month period ended March 31, 2010 and 2009. Net cash provided by financing activities was approximately $606,000 for the period ended March 31, 2010 and ($13,000) for the three month period ended March 31, 2009.  During the three months ended March 31, 2010, the Company sold 1,835,922 shares of common stock for gross proceeds of $617,535.  The Company did not have any cash provided from financing activities for the three months ended March 31, 2009. The Company did not sell any stock for cash for the three months period ended March 31, 2009, instead it used cash in the amount of $13,092 for payment on loans.

During the quarter ended March 31, 2010, the Company issued an aggregate of 3,704,785 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $1,846,158, as that was deemed to be the more readily determinable value.  Included in the 3,704,785 shares of Common Stock issued to non-employees are 1,225,000 shares for services to be provided through December 2010.  The unamortized amount of prepaid services at March 31, 2010 is $810,250 (see Note 4).  The Company recorded $442,500 as general and administrative expenses related to the amortization of prepaid stock for services in the accompanying consolidated statement of operations and comprehensive loss for the quarter ended March 31, 2010.  The Company also issued 1,400,000 shares of Common Stock valued at $882,000 to Eric Swain, a former CEO of the  Company as part of a severance agreement and 100,000 shares of Common Stock valued at $78,000 to Frank Pringle, another former CEO of the Company, as part of a severance agreement. In the three months ended March 31, 2009, the Company issued 94,000 shares of common stock in payment of services valued at $113,450.  $60,800 was recorded as expense in the statement of operations and comprehensive loss and $52,650 was recorded a prepaid expense.

Between January 1, 2010 and March 31, 2010, the Company issued 962,308 common stock warrants to various vendors for services rendered or for services to be rendered.  The warrants have an exercise price ranging from $.58 to $1.30 and all warrants expire within thirty months from date of issuance. Warrants issued for services were valued using the Black-Scholes option-pricing model, with expected volatility ranging from 111% to 137%, risk-free interest rate ranging from .84% to 2.36% and expect life of two years.   For the three months ended March 31, 2009, the Company also granted 300,041 warrants with an average excise price of $1.33 for services rendered or to be performed. An expense of $93,675 was recorded to the statement of operations and comprehensive loss for the value of these warrants.

CAPITAL RESOURCES

 (A)   CAPITAL LEASES

The Company leases certain phone and computer equipment under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the balance sheets as part of property and equipment. The monthly lease payments are $1,293 per month, until June 2011.

(B)   OPERATING LEASES

The Company has four separate lease agreements.  The Company leases two separate facilities in New Jersey.  (i)  The lab and office space in New Jersey under a lease agreement that commenced June 1, 2006, the monthly lease payments were $5,000 per month and the lease expired on May 31, 2009. The Company entered into a new lease on May 12, 2009 to rent only a portion of the current space, the monthly lease payments are approximately $1,700 per month and the lease expires on May 31, 2012.  (ii) The Company also leases manufacturing space in Rockford, Illinois under a lease agreement that commenced May 1, 2008, the monthly lease payments are $2,703 per month and the lease expires on April 30, 2010.  (iii)In October 2008, the Company entered into a new lease for new corporate headquarters office space in New Jersey, and a deposit of $47,500 was made in October 2008.  The Company moved into the 5,124 square feet of office space in March 2009.   The lease is for five years with monthly payments beginning at $6,567 per month and the lease expires April 2014.  (iv) The Company entered into a new lease for lab and office space in North Carolina in June of 2010.   The lease is for five years with monthly payments beginning at $13,613 per month and the lease expires June 2015.   With all leases, the Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.  In June of 2010, as a result of the new North Carolina new lab facility, the Company negotiated a settlement for the former R&D lab lease in Berlin, New Jersey; under the terms of this settlement the Company will pay $16,200 between July 1, 2010 and May 1, 2011.  On June 25, 2010 the leaseholder of the Mount Laurel, New Jersey exercised its right to the $47,500 letter of credit for delinquent payments of rent.  The Company has engaged a commercial real estate broker to market the in Mount Laurel New Jersey for sublet.

Rent expense for the periods ended March 31, 2010 and 2009, and for the cumulative period July 19, 2002 (inception) to March 31, 2010 was approximately $67,885, $28,000 and $467,885, respectively.

(C)   PURCHASE OBLIGATIONS

In June 2007, the Company entered into a purchase agreement with Ingersoll Production Systems of Rockford, Illinois to build a commercial prototype machine. The total purchase commitment was originally approximately $770,000.  The Company has paid approximately $1.4 million as of March 31, 2010 under this agreement.  This amount is reflected in the accompanying consolidated balance sheet as part of property and equipment, and, to the extent of modifications to the prototype machine being made, in the accompanying consolidated statement of operations as R & D expense.  In addition to the agreement with Ingersoll Production Systems, there are various other suppliers with which the Company has purchase commitments, all commitments related to the prototype machine have been accrued and expensed as of the period ended March 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. During this evaluation, several material weaknesses were identified. As a result of the material weaknesses, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of March 31, 2010, the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

            Except as described above, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Jeff Kimberly

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

UAF

Prior to the date of this filing, the Company received from UAF a Termination Notice with respect to the License Agreement and Purchase Order and a Foreclosure Notice in connection with the Security Agreement.  The Company believes that, for a number of reasons, pursuant to the terms of the License Agreement and all related agreements, the Termination Notice and Foreclosure Notice are invalid. On July 26, 2010, the Company issued a Default Notice to UAF as a result of UAF's failure to issue the Equity Interests and make the required Purchase Price payments pursuant to the terms of the License Agreement and Purchase Order.  UAF has 60 days from the date of the Default Notice to cure such breach.  If UAF has not cured the breach within the 60 day time frame, the Default Notice serves as notice of termination by the Company of the License Agreement and Purchase Order. Upon such termination, UAF's lien pursuant to the Security Agreement would terminate. The 60 day time frame has elapsed as of September 26, 2010 thereby terminating the License Agreement and Purchase Order. On October 20, 2010, UAF sent a Notice of Disposition of Collateral to the Company notifying the Company that certain of it patent applications and other items as identified in the Security Agreement would be offered for sale at a public auction on November 4, 2010.  To the Company’s knowledge such auction was not held.  On December 16, 2010 UAF issued a press release announcing a change in the date of the public auction to December 22, 2010. Representatives of the Company attended the auction held by UAF at which UAF auctioned certain of the Company’s assets to itself.  On January 14, 2011, the Company filed a complaint in the Supreme Court of the State of New York (1) seeking compensatory damages for breach of contract in an amount to be determined at trial and (2) seeking a declaratory judgment that UAF (a) did not and does not have the right to terminate the Purchase Order; (b) did not validly exercise the purported termination right; (3) is not entitled to seize, attempt to seize, sell, attempt to sell, transfer or request the transfer of, auction or attempt to auction any property, including without limitation any property identified in the License Agreement, Purchase Order and or Security Agreement; and (4) permanently enjoining UAF from seizing, selling, transferring, or attempting to auction any property.  There are no assurances as to the outcome of this dispute.

On February 28, 2011, UAF filed a complaint in the state of North Carolina General Court of Justice in Wake County (1) for breach of contract, alleging damages in the amount of $1,713,000; (2) seeking possession of the Company’s prototype or in the alternative, damages for its conversion; (3) treble damages and attorney’s fees as a resulting from an alleged violation of the Uniform Fraudulent Act; (4) the  appointment of a receiver and (5) seeking a preliminary injunction enjoining the Company and its insiders, employees and or/agents from transferring or disposing of any property or assets of the Company including patents or its prototype. Additionally, on March 3, 2011, UAF filed a temporary restraining order (the “Restraining Order”) in the state of North Carolina in the General Court of Justice in Wake County restraining the Company from selling, disposing, moving or relocating any of the Company’s assets.  The Restraining Order is in effect for ten (10) days from March 3, 2011.

There are presently no other material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Common Stock and Warrants

During the quarter ended March 31, 2010, the Company issued and sold for cash 1,835,922 shares of its Common Stock for aggregate proceeds equal to $617,535. The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

On January 27, 2010, the Company issued 1,400,000 shares of its Common Stock to Eric Swain in fulfillment of certain of its obligations under that certain Settlement Agreement and Release, dated October 2, 2010 by and between the Company and Eric Swain. The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

During the quarter ended March 31, 2010, the Company issued 40,000 shares of Common Stock in connection with certain Securities Exchange Agreements, with certain holders of warrants pursuant to which such warrant holders agreed to cancel warrants to purchase up to an aggregate of 400,000 shares of the Company’s Common Stock at an exercise price of $.80 per share, in exchange for the shares. The shares of Common Stock were issued in connection with an exemption from registration pursuant to Section 3(a)(9) of the Securities Act.

During the quarter ended March 31, 2010, the Company issued 48,333 shares of Common Stock in connection with certain Securities Exchange Agreements, with certain holders of warrants pursuant to which such warrant holders agreed to cancel warrants to purchase up to an aggregate of 290,000 shares of the Company’s Common Stock at an exercise price of $.80 per share, in exchange for the shares. The shares of Common Stock were issued in connection with an exemption from registration pursuant to Section 3(a)(9) of the Securities Act.

On January 29, 2010, the Company issued 100,000 shares of its common stock to Frank Pringle in fulfillment of an obligation under that certain Severance Agreement, dated November 12, 2008 by and among the Company, Frank Pringle and 888 Corp. The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

On February 9, 2010, the Company issued, pursuant to January 19, 2010 approvals of the Board of Directors of the Company, the following shares of the Company’s Common stock: (i) 10,000 shares of its Common Stock to General Lincoln Jones III, a director of the Company, (ii) 10,000 shares of its Common Stock to Frederick A. Clark, a director of the Company, (iii) 15,000 shares of its Common Stock to Kim Thorne O’Brien, a director of the Company, and (iv) 75,000 shares of its Common Stock to Jonathan Simon, a director of the Company. The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

On March 31, 2010, the Company issued 73,691 shares of Common Stock in connection with certain Securities Exchange Agreements dated March 29, 2010 pursuant to which the holders of warrants agreed to cancel warrants to purchase up to an aggregate of 352,106 shares of Common Stock issuable at an exercise price of $2.75 per share.

Common Stock Issued for Services Rendered

During the quarter ended March 31, 2010, the Company issued an aggregate of 3,704,785 shares of Common Stock in exchange for services rendered in an amount equivalent to $1,846,158. The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

Warrants to Purchase Common Stock

On January 16, 2010, the Board of Directors extended the expiration date of all of the CRC and Mobilestream Acquisition Warrants from March 31, 2010 to December 31, 2010.

During the quarter ended March 31, 2010, the Company issued warrants to purchase up to an aggregate of 2,820,002 shares of the Common Stock of the Company at exercise prices ranging from $0.45 to $1.30 and expiring two years from the issue date.  The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

On February 1, 2010, the Company issued warrants to purchase 1,000,000 shares of its Common Stock to Jeffrey Andrews at an exercise price of $1.18 per share, which warrants expire on January 31, 2013, and, of which, 400,000 vested immediately and 600,000 shall vest on January 31, 2011, subject to earlier vesting under certain conditions.  These warrants were issued as a complete replacement of all stock options previously granted to Mr. Andrews. The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

On February 4, 2010, the Company issued warrants to purchase 400,000 shares of its Common Stock to Wayne J. Koehl at an exercise price of $1.18 per share, which warrants expire on December 31, 2018.  These warrants were issued in complete replacement of all stock options previously granted to Mr. Koehl. The warrants were issued in connection with an exemption from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

On January 1, 2010, the Company entered into a Consulting Services Agreement (the “Ettinger Consulting Agreement”) with Brian Ettinger, the Chairman of the Board of Directors (the “Board”) of the Company at the time pursuant to which Mr. Ettinger agreed to provide the Company with certain consulting services outside his duties as Chairman of the Board. As compensation for the consulting services to be provided pursuant to the Ettinger Consulting Agreement, the Company agreed to issue to Mr. Ettinger (i) 375,000 shares of its Common Stock, valued at $0.58 per share  and warrants to purchase a total of 500,000 shares of the Company’s Common Stock at an exercise price of $0.58 per share, half of which warrants were to vest on each of July 1, 2010 and  January 1, 2011 and which were exercisable for a 24 month period following the respective vesting dates.  The Ettinger Consulting Agreement was terminated in accordance with the terms and conditions of a subsequent consulting services agreement, dated July 16, 2010 (the “Second Ettinger Consulting Agreement”), upon the resignation of Mr. Ettinger from his positions as Chairman of the Board and a director.  A copy of the Ettinger Consulting Services Agreement is filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 8, 2010 and incorporated herein by this reference. A copy of the Second Ettinger Consulting Agreement is filed as Exhibit 10.3 to the Company’s Form 8-K filed on July 22, 2010.

On February 9, 2010, the Company entered into a Consulting Services arrangement (the “Andrews Consulting Agreement), effective February 1, 2010 with Jeffrey Andrews, the Company’s former Chief Financial Officer, Secretary and Treasurer, replacing the prior Employment Agreement by and between the Company and Mr. Andrews, pursuant to which Jeffrey Andrews would cease to be an employee of the Company, but would provide consulting services to the Company. Pursuant to the Andrews Consulting Agreement, the Company agreed to (i) pay to Mr. Andrews $120,000 in cash over a twelve month period split evenly into 24 payments payable twice per month and (ii) issue to Mr. Andrews shares of the Company’s Common Stock valued at $84,845, split into 24 issuances contemporaneous with the payments made pursuant to the previous clause, which shares would be valued at a 10% discount to the public market price of a share of the Company’s Common Stock (the “Market Price”) at the time of each issuance and which shares would be shares previously registered under the Securities Act of 1933, as amended (the “Securities Act”), on Form S-8 (“S-8 Shares”).  Further, pursuant to the Andrews Consulting Agreement, stock options to purchase 1,000,000 shares of the Company’s Common Stock previously granted to Mr. Andrews exercisable at $1.18 per share were issued, were replaced with a warrant to purchase 1,000,000 shares of the Company’s Common Stock at $1.18 per share.  The terms of the warrant provided that 400,000 shares of Common Stock were immediately exercisable and the remainder were exercisable on January 31, 2011. The Warrant was to expire on January 31, 2013.  In addition, the Company issued to Mr. Andrews (i) 250,000 S-8 Shares and (ii) 250,000 shares of its Common Stock not registered under the Securities Act, which shares were issued on February 2, 2010 and February 5, 2010, respectively for past services performed by Mr. Andrews outside the scope of his employment with the Company.  On September 21, 2010, the Andrews Consulting Agreement was terminated and the Company issued 347,826 shares of its Common Stock as settlement for any amounts due in connection with the Andrews Settlement Agreement.

Board of Director and Executive Management Changes.

On March 9, 2010, General Lincoln Jones III and Fredrick Clark, each a director, resigned from the Board of Directors. On March 9, 2010, the Board of Directors of the Company elected Mr. Paul Somerville and Mr. Edward Szofer to the Board of Directors.  On March 25, 2010, the Company terminated Jeffrey T. Kimberly who was appointed as the Company’s Chief Operating Officer on February 7, 2008 and its President on August 13, 2008. On April 28, 2010, Paul Somerville resigned as director and Mr. Kinsella and David Ames were elected to serve as directors on the Board of Directors.  On July 8, 2010 Kim O’Brien and Jonathan Simon resigned from the Board of Directors.  On July 16, 2010, Brian Ettinger resigned as director and Chairman of the Board.  On July 27, 2010, Ken Kinsella was appointed to serve as the Company’s President and Chairman of the Board.

On March 3, 2011, David Ames, a director of the Company resigned as director.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1
Articles of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, SEC File Number 333-149199 and incorporated herein by this reference.

3.2	Certificate of Designations, filed with the State of Nevada on May 28, 2010.

3.3
Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.2(iii) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, SEC File Number 333-151584, filed on October 22, 2008.

4.1	Rights Agreement, dated March 11, 2010 filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 15, 2010 and incorporated herein by this reference.

10.1
Consulting Services Agreement, dated January 1, 2010 by and between the Company and Brian Ettinger, filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 8, 2010 and incorporated herein by this reference.

10.2
Consulting Services Agreement, dated July 16, 2010 by and between the Company and Brian Ettinger, filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 22, 2010 and incorporated herein by this reference.

10.3
Settlement Agreement and Release, entered into between the Company and Eric Swain on October 2, 2009, filed as Exhibit 10.39 to Amendment No .6 to the Company’s Registration Statement on Form S-1 filed on January 22, 2010 and incorporated herein by this reference.

10.4	Amendment to the Swain Settlement Agreement, dated January 26, 2010 filed as exhibit 10.35 to the Company’s Form 10-K filed on December 28, 2010.

10.5	Consulting Services Agreement, dated February 9, 2010 by and between the Company and Jeffrey Andrews filed as Exhibit 10.39 to the Company’s Form 10-K filed on December 27, 2010.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL RESOURCE CORPORATION

Dated: March 14, 2011	By:	/s/ Ken Kinsella
Ken Kinsella
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer