Form 10-Q
period 2010-06-30
Global Resource CORP
filed 2011-04-06
CIK 1128949

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,662,002 shares of common stock, par value $.001 per share, and 6,229,997 preferred shares, par value $.001, outstanding as of March 31, 2011.

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

The results for the period ended June 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2009.

Global Resource Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	(unaudited)
	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,850	$40,620
Prepaid services	749,125	577,250

Total current assets	804,975	617,870

Property and equipment, net of depreciation	1,145,108	1,430,201

OTHER ASSETS
Deposits	93,174	124,330
Patents	76,873	79,203
Prepaid patent costs	637,712	559,855

Total other assets	807,759	763,388

TOTAL ASSETS	$2,757,842	$2,811,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,414,164	$1,094,844
Deferred revenue	241,667	120,000
Loans payable - equipment	5,054	17,738
Convertible promissory notes	1,124,448	-
Capital lease obligation - equipment	11,006	12,250
Royalty Advance	750,000	750,000
Severance payable	200,000	200,000

Total current liabilities	3,746,339	2,194,832

LONG-TERM LIABILITIES
Capital lease obligation - equipment, net of current portion	-	5,252
Severance payable, net of current portion	741,742	1,435,485
Derivative financial instruments	31,052	-
Total long-term liabilities	772,794	1,440,737

Total liabilities	4,519,133	3,635,569

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A - $.001 par value 100,000,000 shares authorized, none issued and outstanding at June 30, 2010, none were issued and outstanding at December 31, 2009	-	-
Common stock, $.001 par value; 200,000,000 shares authorized, 81,358,654 shares issued and 74,663,693 outstanding at June 30, 2010, 74,100,664 shares issued and 67,405,703 outstanding at December 31, 2009	81,359	74,100
Additional paid-in capital	47,045,757	42,880,641
Deficit accumulated in the development stage	(47,171,934)	(42,062,378)
	(44,818)	892,363

Treasury Stock at cost	(1,716,473)	(1,716,473)

Total stockholders' equity (deficit)	(1,761,291)	(824,110)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,757,842	$2,811,459

See accompanying notes to consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

					July 19, 2002
					(Inception)
	Three Months Ended		Six Months Ended		to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

REVENUES	$88,333	$-	$178,333	$-	$358,333

COST OF REVENUES	$-	$-	$-	$-	$-

GROSS PROFIT	88,333	-	178,333	-	358,333

OPERATING EXPENSES

General and administrative expenses	$1,349,669	$3,093,423	$4,419,296	$5,236,282	$56,980,883

Research and development expenses	$298,993	$395,087	$749,223	$680,359	$3,637,657

Total operating expenses	1,648,662	3,488,510	5,168,519	5,916,641	60,618,540

OPERATING LOSS	(1,560,329)	(3,488,510)	(4,990,186)	(5,916,641)	(60,260,207)

OTHER INCOME (EXPENSE)
Loss on deposit and other	$-	$-	$-	$-	$(179,893)
Net realized loss on short-term investments	$-	$-	$-	$(17,438)	$(901,795)
Change in fair value of derivative financial instruments	$(26,212)	$(948,619)	$(101,529)	$(252,765)	$13,850,150
Interest expense	$(18,366)	$(4,465)	$(18,149)	$(7,609)	$(88,427)
Interest income	$-	$58,490	$308	$113,987	$408,238

Total other income (expense)	(44,578)	(894,594)	(119,370)	(163,825)	13,088,273

NET LOSS	$(1,604,907)	$(4,383,104)	$(5,109,556)	$(6,080,466)	$(47,171,934)

OTHER COMPREHENSIVE LOSS

Unrealized gain (loss) on short-term investments	$-	$550,441	$-	$237,550	$—
Realized loss on short-term investments, net of taxes, reclassified from accumulated other comprehensive loss	$-	$-	$-	$-	$—

COMPREHENSIVE LOSS	$(1,604,907)	$(3,832,663)	$(5,109,556)	$(5,842,916)	$(47,171,934)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.07)	$(0.07)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	74,622,910	63,367,077	71,615,721	63,144,988

See accompanying notes to consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

								Deficit				Accumulated
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Balance at July 19, 2002 (Inception)		$-		$-	-	$-	$-	$-	$-	$-	$-	$-	$-

Issuance of initial founders' shares, September 9, 2002 net of subsequent cancellations					2,555,000								-

Common stock shares issued for cash :
Common stock issued for cash in November 2002, at $.50 per share plus 29,000 warrants					29,000		14,500						14,500

Common stock shares issued for services rendered:
Common stock issued for services rendered, on September 10, 2002, at $0.472 per share					1,000,000		472,000						472,000
Common stock issued for services rendered, in November and December , 2002, at $0.50 per share, plus 13,600 warrants					13,600		6,800						6,800

Net loss for the period July 19, 2002 (Inception) through December 31, 2002 (Restated, see Note 19)								(508,508)					(508,508)

Balance at December 31, 2002 (Restated, see Note 19)	-	-	-	-	3,597,600	-	493,300	(508,508)	-	-	-	-	(15,208)

Re-issuance of initial founders' shares, July 2003					1,455,000								-

Common stock shares issued for cash :
Common stock issued for cash from January 2003 to December 2003, at $.50 per share plus 519,800 warrants					519,800		259,900						259,900

Stock subscriptions receivable, net										(14,340)			(14,340)

Net loss for the year ended December 31, 2003, (Restated, see Note 19)								(203,659)					(203,659)

Balance at December 31, 2003 (Restated, see Note 19)	-	-	-	-	5,572,400	-	753,200	(712,167)	-	(14,340)	-	-	26,693

Common stock shares issued for cash :
Common stock issued for cash from January 2004 to December 2004, at $.50 per share plus 917,645 warrants					917,645		553,105						553,105

Common Stock Shares issued for services rendered:
Common stock issued for services rendered on October 12, 2004, at $1.00 per share					545,000		545,000		(545,000)				-

Other:

Common stock issued in exchange for real estate on August 25, 2004 at $1.00 per share plus 500,000 warrants					500,000		500,000						500,000

Common stock issued in exchange for real estate on September 7, 2004 at $1.00 per share plus 150,000 warrants					150,000		150,000						150,000

Common stock issued as charitable contribution on October 12, 2004, at $1.00 per share					50,000		50,000						50,000

Initial founders' shares cancelled on October 28, 2004					(250,000)								-

Stock subscriptions receivable, net										(74,240)			(74,240)

Net loss for the year ended December 31, 2004								(672,219)					(672,219)

Balance at December 31, 2004	-	-	-	-	7,485,045	-	2,551,305	(1,384,386)	(545,000)	(88,580)	-	-	533,339

Common stock shares issued for cash :

Common stock issued for cash from January 2005 to December 2005 at $1.00 per share plus 163,980 warrants					165,980		181,980						181,980
Common stock issued for cash from September 2005 to December 2005 at $2.00 per share plus 270,470 warrants					270,470		443,930						443,930
Common stock issued for cash on December 30 and 31, 2005, at $1.02 per share plus 126,705 warrants					126,705		163,362						163,362
Common stock issued for cash on December 30, 2005, at $.99 per share plus 8,000 warrants					2,000		1,985						1,985
Common stock issued for cash on December 30, 2005, at $.73 per share plus 66,000 warrants					16,500		12,033						12,033
Common stock issued for cash on December 30, 2005, at $.70 per share plus 472,000 warrants					118,000		82,808						82,808
Common stock issued for cash on December 30, 2005, at $.65 per share plus 105,200 warrants					26,300		17,050						17,050
Common stock issued for cash on December 30, 2005, at $.64 per share plus 60,800 warrants					15,200		9,750						9,750
Common stock issued for cash on December 30, 2005, at $.36 per share plus 18,000 warrants					4,500		1,610						1,610
													-

Common Stock Shares issued for services rendered:

Common stock issued for services rendered from March 2005 to December 2005, at $1.00 per share, plus 53,000 warrants					53,500		53,500						53,500

Other:

Common stock issued in exchange for real estate on January 18, 2005 at $1.00 per share plus 80,800 warrants					80,800		80,800						80,800

Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on February 23, 2005					7,500,000								-
Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on March 29, 2005					30,000,000								-

Common stock issued for payment of debts on March 11, 2005, at $1.00 per share plus 1,087 warrants					1,087		1,087						1,087

Stock subscriptions receiveable, net										10,398			10,398

Amortization of deferred compensation									109,000				109,000

Net loss for the year ended December 31, 2005								(1,291,169)					(1,291,169)

Balance at December 31, 2005	-	-	-	-	45,866,087	-	3,601,200	(2,675,555)	(436,000)	(78,182)	-	-	411,463

Common stock shares issued for cash :
Common stock issued for cash on February 9, 2006, at $.31 per share plus 52,000 warrants					26,000		8,125						8,125
Common stock issued for cash on March 17, 2006, at $.36 per share plus 308,000 warrants					154,000		55,175						55,175
Common stock issued for cash on May 20, 2006, at $.49 per share plus 10,000 warrants					6,436		3,148						3,148
Common stock issued for cash on June 12, 2006, at $.50 per share plus 50,000 warrants					25,000		12,485						12,485
Common stock issued for cash on September 14, 2006, at $.35 per share plus 863,200 warrants					431,600		288,207						288,207
Common stock issued for cash from February 1, 2006 to September 15, 2006 at $1.00 per share plus 1,337,450 warrants					1,309,650		1,318,010						1,318,010
Common stock issued for cash in February 2006 and July 2006, at $1.02 per share plus 922,000 warrants					486,000		495,614						495,614
Common stock issued for cash on January 9, 2006, at $1.18 per share plus 61,000 warrants					61,000		72,000						72,000
Common stock issued for cash from January 2006 to September 15, 2006 at $2.00 per share plus 391,100 warrants					286,600		558,112						558,112

Common Stock Shares issued for services rendered:
Common stock issued for services rendered, on September 22, 2006, at $1.04 per share plus 14,123 warrants					14,123		14,746						14,746

Common stock issued for services rendered to old GRC (shell)'s officer, on September 23, 2006, at $2.00 per share					25,000	25	49,975						50,000

Other:

Common stock issued in exchange for investment in real estate on September 18, 2006, at $2.00 per share, plus 22,500 warrants					22,500		45,000						45,000

Common stock issued for conversion of old GRC (shell)'s debt on September 26, 2006, at approximately $0.05 per share					2,681,837	2,682	118,000						120,682

Stock subscriptions receiveable, net										(582,511)			(582,511)

Reclass deferred compensation due to adoption of SFAS 123(R)							(436,000)		436,000				-

Amortization of deferred compensation							109,000						109,000

Effect of reverse merger September 22, 2006					72,241	48,761	(169,444)						(120,683)

Common and Preferred Stock A issued for merger with Mobilestream Oil, Inc. on December 31, 2006, at $0.26 per share plus 27,205,867 warrants	35,236,188	35,236			11,145,255	11,145	3,310,274	(10,498)					3,346,157

Cancellation of shares for merger with Mobilestream, Inc. on November 28, 2006					(37,500,000)	(37,500)	37,500						-

Reclassification of derivative liability on warrants							(16,139,529)						(16,139,529)

Net loss for the year ended December 31, 2006								(5,010,541)					(5,010,541)

Balance at December 31, 2006	35,236,188	35,236	-	-	25,113,329	25,113	(6,648,402)	(7,696,594)	-	(660,693)	-	-	(14,945,340)

Common stock shares issued for cash :
Common stock issued for cash from January 29, 2007 to February 21, 2007, at $0.30 per share					17,500	18	5,232						5,250
Common stock issued for cash from April 2, 2007 to June 25, 2007 at $0.32 per share					499,564	500	157,709						158,209
Common stock issued for cash on March 7, 2007, at $1.08 per share (from stock to be issued liability)					186,822	187	201,156						201,343
Common stock issued for cash on October 25, 2007, at $2.00 per share					2,500	2	4,998						5,000
Common stock issued for cash on December 20, 2007, at $1.00 per share plus 625,000 warrants					1,000,000	1,000	999,000						1,000,000

Common Stock Shares issued for services rendered:
Common stock issued for services rendered, on March 19, 2007 and July 9, 2007, at $1.00 per share					9,700	10	9,690						9,700
Common stock issued for services rendered, on March 19 and 20, 2007, at $0.50 per share					31,000	31	20,969						21,000
Common stock issued to employee for services rendered, on April 20, 2007, at $1.38 per share					250,000	250	344,750						345,000
Common stock issued for services rendered, on May 30, 2007, at $1.05 per share					3,417	3	3,301						3,304
Common stock issued to employee for services rendered, on June 1, 2007, at $1.36 per share					194,500	195	264,325						264,520
Common stock issued for services rendered, on July 18, 2007, at $0.80 per share					37,500	37	29,963						30,000
Common stock issued to employee for services rendered, on August 1, 2007, at $4.43 per share					100,000	100	442,900						443,000
Common stock issued to employee for services rendered, on August 19, 2007, at $4.50 per share					250,000	250	1,124,750						1,125,000
Common stock issued for services rendered, on August 30, 2007, at $2.27 per share					3,745	3	8,497						8,500
Common stock issued for services rendered, on August 30, 2007, at $0.69 per share					30,041	30	20,698						20,728
Common stock issued for services rendered, on August 31, 2007, at $3.41per share					361,000	361	1,230,649						1,231,010
Common stock issued for services to be performed, service valued on September 14, 2007, at $2.29 per share					150,000	150	343,350						343,500
Common stock issued to employee for services rendered, on October 1, 2007, at $2.60 per share					300,000	300	779,700						780,000
Common stock issued for services to be performed, service valued on October 02, 2007, at $2.47 per share					350,000	350	864,150						864,500
Common stock issued for services to be performed, service valued on October 02, 2007, at $2.40 per share					75,000	75	179,926						180,001
Common stock issued for services rendered, on October 9, 2007, at $2.69 per share					47,579	47	127,703						127,750
Common stock issued to employee for services rendered, on October 22, 2007, at $1.86 per share					50,000	50	92,950						93,000
Common stock issued for services rendered, on October 29, 2007, at $2.25 per share					150,000	150	337,350						337,500
Common stock issued for services rendered, on November 9, 2007, at $3.23 per share					130,000	130	419,770						419,900
Common stock issued for services rendered, on November 19, 2007, at $3.50 per share					50,000	50	174,950						175,000
Common stock issued for services rendered, on November 26, 2007, at $3.01 per share					30,000	30	90,270						90,300
Common stock issued for services rendered, on December 3, 2007, at $2.00 per share					45,094	45	89,955						90,000
Common stock issued for services rendered, on December 4, 2007, at $3.15 per share					50,000	50	157,450						157,500
Common stock issued for services rendered, on December 11, 2007, at $2.50 per share					200,000	200	499,800						500,000
Common stock issued for services rendered, on December 17, 2007, at $1.446 per share					400,000	400	578,052						578,452
Common stock issued for services rendered, on December 17, 2007, at $2.50 per share					100,000	100	249,900						250,000
Common stock issued for services rendered, on December 18, 2007, at $3.02 per share					50,000	50	150,950						151,000
Common stock issued for services rendered, on December 21, 2007, at $3.00 per share					40,000	40	119,960						120,000
Common stock issued for services rendered, on December 27, 2007, at $3.10 per share					50,000	50	154,950						155,000

Other:

Preferred Stock B Shares issued for settlement of services			1,000	1			399,999						400,000

Treasury stock, purchased from former officer on May 17, 2007, at $.70 per share					(94,961)						(66,473)		(66,473)

Stock subscriptions receiveable, net										475,000			475,000

Amortization of deferred compensation							109,000						109,000

Reclassification of derivative liability into additional paid in capital due to cancellation of warrants							2,187,850						2,187,850

Net loss for the year ended December 31, 2007 (Restated, see Note 20)								(6,578,331)					(6,578,331)

Balance at December 31, 2007 (Restated, see Note 20)	35,236,188	35,236	1,000	1	30,263,330	30,358	6,328,170	(14,274,925)	-	(185,693)	(66,473)	-	(8,133,326)

Common stock shares issued for cash :
Common stock issued for cash on February 19, 2008, at $2.00 per share					17,000	17	33,983						34,000
Common stock issued for cash on March 5, 2008, at $1.61 per share					31,057	31	49,969						50,000
Common stock issued for cash from March 18, 2008 to October 15, 2008 at $1.00 per share, plus 6,081,768 warrants					8,808,987	8,809	8,799,779						8,808,588
Common stock issued for cash on March 26, 2008, at $1.18 per share					9,000	9	10,611						10,620
Common stock issued for cash on April 11, 2008, at $1.11 per share, plus 1,929,775 warrants					1,929,775	1,930	2,148,662						2,150,592
Common stock issued for cash on April 25, 2008, at $1.19 per share, plus 1,487,139 warrants					1,487,139	1,487	1,771,366						1,772,853
Common stock issued for cash on May 15, 2008, at $1.10 per share plus 39,100 warrants					39,100	39	42,891						42,930
Common stock issued for cash on August 21, 2008, at $.88 per share					10,000	10	8,740						8,750
Common stock issued for cash on September 4, 2008, at $1.04 per share					13,867	14	14,384						14,398
Common stock issued on December 16, 2008, at $0 per share					850,000	850	1,089						1,939

Common stock shares issued for services rendered:

Common stock issued for services rendered, on February 1, 2008, at $2.95 per share					100,000	100	294,900						295,000
Common stock issued for services rendered, on February 6, 2008, at $2.63 per share					150,000	150	394,350						394,500
Common stock issued for services rendered, on February 13, 2008, at $2.39 per share					12,500	13	29,862						29,875
Common stock issued for services rendered, on February 15, 2008, at $2.42 per share					20,000	20	48,380						48,400
Common stock issued for services rendered, on February 28, 2008, at $2.15 per share					25,000	25	53,725						53,750
Common stock issued for services rendered, on February 29, 2008, at $2.19 per share					175,000	175	383,075						383,250
Common stock issued for services rendered, on March 14, 2008, at $2.10 per share					5,000	5	10,495						10,500
Common stock issued for services rendered, on March 18, 2008 and March 19, 2008 at $1.60 per share					50,000	50	79,950						80,000
Common stock issued for services rendered, on March 31, 2008 and April 4, 20008 at $1.90 per share					1,436,666	1,437	2,728,228						2,729,665
Common stock issued for services rendered, on April 1, 2008, at $1.95 per share					70,000	70	136,430						136,500
Common stock issued for penalty, on April 2, 2008, at $1.84 per share					50,000	50	91,950						92,000
Common stock issued for services rendered, on April 14, 2008, at $3.05 per share					150,000	150	457,350						457,500
Common stock issued for services rendered, on April 29, 2008, at $3.07 per share					883,333	883	2,710,950						2,711,833
Common stock issued for services rendered, on May 7, 2008, at $2.55 per share					1,000,000	1,000	2,549,000						2,550,000
Common stock issued for services rendered, on May 12, 2008, at $2.65 per share					20,000	20	52,980						53,000
Common stock issued for services rendered, on May 13, 2008, at $2.79 per share					50,000	50	139,450						139,500
Common stock issued for services rendered, on June 3, 2008, at $2.10 per share					150,000	150	314,850						315,000
Common stock issued for services rendered, on June 11, 2008 and June 13, 2008 at $2.25 per share					213,750	214	480,724						480,938
Common stock issued for penalty to "POOF", on June 30, 2008, at $2.09 per share					650,000	650	1,357,850						1,358,500
Common stock issued for services rendered, on July 14, 2008, at $1.66 per share					200,000	200	331,800						332,000
Common stock issued for services rendered, on July 25, 2008, at $1.40 per share					75,000	75	104,925						105,000
Common stock issued for services rendered, on August 8, 2008, at $1.03 per share					75,000	75	77,175						77,250
Common stock issued for services rendered, on August 25, 2008, at $1.25 per share					6,000	6	7,494						7,500
Common stock issued for services rendered, on September 8, 2008, at $.96 per share					1,500,000	1,500	1,438,500						1,440,000
Common stock issued for services rendered, on October 7, 2008, at $1.49 per share					100,000	100	148,900						149,000
Common stock issued for services rendered, on October 15, 2008, at $1.25 per share					60,000	60	74,940						75,000
Common stock issued for services rendered, on October 20, 2008, at $1.50 per share					125,000	125	187,375						187,500
Common stock issued for services rendered, on October 24, 2008, at $1.37 per share					100,000	100	136,900						137,000
Common stock issued for services rendered, on October 31, 2008, at $1.55 per share, plus 300,000 warrants					150,000	150	232,350						232,500
Common stock issued for services rendered, on December 16, 2008, at $1.35 per share					12,600	13	16,997						17,010
Common stock issued for services rendered, on December 18, 2008, at $1.08 per share					100,000	100	107,900						108,000

Common stock issued to employees for services rendered, on June 26, 2008, at $2.08 per share					7,500	8	16,632						16,640

Common stock warrants and option activity:
Common Stock Warrants issued for services (BOD) on February 7, 2008, at $2.43 per share (6,000 warrants)							21,870						21,870
Common Stock Warrants issued for services (BOD) on May 21, 2008, at $2.47 per share (9,000 warrants)							14,795						14,795
Common Stock Warrants issued for services (BOD) on September 23, 2008, at $2.25 per share (25,000 warrants)							50,000						50,000
Common Stock Warrants issued for services (BOD) on November 13, 2008, at $1.35 per share (20,000 warrants)							24,600						24,600
Common Stock Warrants issued for services to non-employee on September 3, 2008, at $2.75 per share (76,500 warrants)							78,030						78,030
Common Stock Warrants issued for services to non-employee on October 1, 2008, at $1.36 per share (300,000 warrants)							102,285						102,285

Common Stock Warrants exercised cashless by Nutmeg/Black Diamond on April 2, 2008, at $1.84 per share					124,489	124	(124)						-
Common Stock Warrants exercised cashless by POOF on July 3, 2008, at $1.42 per share					325,957	326	(326)						-

Common Stock Options issued to employee on October 1, 2008, at fair value of $1.04 per share							1,040,000						1,040,000

Other:

Preferred stock B - converted to common stock on April 8, 2008			(1,000)	(1)	206,559	207	(206)						-
Preferred stock A - converted by former officer into common stock on June 25, 2008	(1,791,064)	(1,791)			895,532	895	896						-
Preferred stock A - converted by former officer into common stock on August 13, 2008	(33,440,124)	(33,440)			16,720,062	16,720	16,720						-

Treasury stock, purchased from former officer on August 13, 2008, for $.25 per share					(6,600,000)						(1,650,000)		(1,650,000)

Stock subscription receivable, net							(130,518)			185,693			55,175

Record other comprehensive loss - net unrealized gain /(loss) on short-term investments :
Other comprehensive loss - net unrealized loss recorded at June 30, 2008												(142,312)	(142,312)
Other comprehensive loss - net unrealized loss recorded at September 30, 2008												(819,015)	(819,015)
Other comprehensive loss - net unrealized loss recorded at December 31,2008												(114,073)	(114,073)
Reclassification of unrealized loss deemed to be other than temporary												837,850	837,850

Amortization and write-off of deferred compensation							218,000						218,000

Net loss for the year ended December 31, 2008								(15,495,349)					(15,495,349)

Balance at December 31, 2008	5,000	$5	-	$-	62,854,203	$69,549	35,842,053	$(29,770,274)	$-	$-	$(1,716,473)	$(237,550)	$4,187,310

Common stock shares issued for cash :
Common stock issued for cash on December 15, 2009, at $0.50 per share					250,000	250	125,581						125,831

Common stock shares issued for services rendered:
Common stock issued for services rendered, on January 8, 2009, at $1.17 per share plus 150,000 warrants					60,000	60	70,140						70,200
Common stock issued for services rendered, on February 24, 2009, at $1.30 per share					15,000	15	19,485						19,500
Common stock issued for services rendered, on March 20, 2009, at $1.25 per share plus 60,041 warrants					19,000	19	23,731						23,750
Common stock issued for services rendered, on April 22, 2009, at $1.13 per share					225,000	225	254,025						254,250
Common stock issued for services rendered, on March 24, 2009, at $1.37 per share					105,000	105	143,745						143,850
Common stock issued for services rendered, on May 12, 2009, at $1.64 per share					300,000	300	491,700						492,000
Common stock issued for services rendered, on September 10, 2009, at $0.90 per share					125,000	125	112,375						112,500
Common stock issued for services rendered, on October 10, 2009, at $1.08 per share					600,000	600	647,400						648,000
Common stock issued for services rendered, on October 10, 2009, at $1.08 per share					450,000	450	485,550						486,000
Common stock issued for services rendered, on November 20, 2009, at $0.91 per share					250,000	250	227,250						227,500
Common stock issued for services rendered, on November 23, 2009, at $0.87 per share					250,000	250	217,250						217,500
Common stock issued for services rendered, on November 30, 2009, at $0.80 per share					300,000	300	239,700						240,000
Common stock issued for services rendered, on December 17, 2009, at $0.62 per share					400,000	400	231,600						232,000
Common stock issued for services rendered, on December 15, 2009, at $0.58 per share					200,000	200	115,800						116,000
Common stock issued for services rendered, on December 15, 2009, at $0.58 per share					200,000	200	115,800						116,000
Common stock issued for services rendered, on December 16, 2009, at $0.58 per share					200,000	200	137,663						137,863
Common stock issued for services rendered, on December 17, 2009, at $0.62 per share					500,000	500	309,500						310,000
Common stock issued for services rendered, on December 21, 2009, at $0.59 per share					100,000	100	58,900						59,000
													-
Common stock warrants and option activity:

Common Stock Warrants issued for services to non-employees on January 2, 2009, at $1.50 per share							103,147						103,147
Common Stock Warrants issued for services to non-employees on February 18, 2009, at $2.50 per share							31,666						31,666
Common Stock Warrants issued for services to non-employees on March 2, 2009, at $1.02 per share							54,618						54,618
Common Stock Warrants issued for services (BOD) on March 27, 2009, at $1.04 per share (30,000 warrants)							27,119						27,119
Common Stock Warrants issued for services (BOD) on August 5, 2009, at $1.10 per share (25,000 warrants)							24,519						24,519
Common Stock Warrants amortization expense for warrants issued for services to non-employees on October 31, 2008, at $1.58 per share							306,855						306,855
Record Common Stock Options expense for options issued to former employee on October 5, 2009, at fair value of $1.18 per share							1,986,236						1,986,236
Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.50 per share							98,661						98,661
Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.01 per share							140,880						140,880
Common Stock Warrants issued for services to non-employees on November 11, 2009, at $0.58 per share							54,653						54,653
Common Stock Warrants issued for services to non-employees on November 23, 2009, at $0.58 per share							17,584						17,584
Common stock Warrants issued for services to former employee on December 15, 2009 at $0.58 per share							93,836						93,836
Common stock Warrants issued for services to former employee on December 15, 2009 at $0.58 per share							71,616						71,616
													-
													-
Other:													-
													-
Preferred stock A - converted to common stock on January 6, 2009	(5,000)	(5)			2,500	2	3						-
													-
Record other comprehensive loss - unrealized loss recorded at July 31, 2009												237,550	237,550
													-
Net loss for the year ended December 31, 2009								(12,292,104)					(12,292,104)
								.
Balance at December 31, 2009	-	$-	-	$-	67,405,703	$74,100	42,880,641	$(42,062,378)	$-	$-	$(1,716,473)	$-	$(824,110)

Common stock shares issued for cash :
Common stock issued for cash on January 14, 2010, at $0.40 per share					97,950	98	39,090						39,188
Common stock issued for cash on January 25, 2010, at $0.65 per share					153,847	154	99,846						100,000
Common stock issued for cash on January 28, 2010, at $0.40 per share					175,000	175	69,729						69,904
Common stock issued for cash on February 5, 2010, at $0.33 per share					300,000	300	99,661						99,961
Common stock issued for cash on February 9, 2010, at $0.40 per share					100,000	100	39,900						40,000
Common stock issued for cash on February 23, 2010, at $0.40 per share					32,500	32	12,968						13,000
Common stock issued for cash on February 23, 2010, at $0.30 per share					156,000	156	46,644						46,800
Common stock issued for cash on February 26, 2010, at $0.30 per share					50,000	50	14,950						15,000
Common stock issued for cash on March 5, 2010, at $0.25 per share					155,000	155	38,595						38,750
Common stock issued for cash on March 10, 2010, at $0.30 per share					66,667	67	19,904						19,971
Common stock issued for cash on March 12, 2010, at $0.30 per share					283,333	283	84,678						84,961
Common stock issued for cash on March 25, 2010, at $0.19 per share					265,625	266	49,734						50,000
													-
Common stock shares issued for services rendered:													-
Common stock issued for services rendered, on January 6, 2010, at $.58 per share					725,000	725	419,775						420,500
Common stock issued for services rendered, on January 12, 2010, at $.75 per share					330,642	331	247,431						247,762
Common stock issued for services rendered, on February 2, 2010, at $.62 per share					250,000	250	154,750						155,000
Common stock issued for services rendered, on February 5, 2010, at $.57 per share					250,000	250	142,250						142,500
Common stock issued for services rendered, on February 9, 2010, at $.62 per share					164,423	164	101,475						101,639
Common stock issued for services rendered, on February 12, 2010, at $.50 per share					5,050	5	2,495						2,500
Common stock issued for services rendered, on February 17, 2010, at $.51 per share					500,000	500	254,500						255,000
Common stock issued for services rendered, on February 23, 2010, at $.45 per share					300,000	300	134,700						135,000
Common stock issued for services rendered, on February 24, 2010, at $.45 per share					10,000	10	5,090						5,100
Common stock issued for services rendered, on February 25, 2010, at $.41 per share					316,789	317	129,683						130,000
Common stock issued for services rendered, on March 12, 2010, at $.39 per share					17,948	18	6,982						7,000
Common stock issued for services rendered, on March 15, 2010, at $.32 per share					360,000	360	114,840						115,200
Common stock issued for services rendered, on March 25, 2010, at $.19 per share					200,000	200	37,800						38,000
Common stock issued for services rendered, on March 30, 2010, at $.25 per share					28,000	28	6,972						7,000
Common stock issued for services rendered, on March 31, 2010, at $.34 per share					246,933	247	83,710						83,957
Common stock issued for services rendered, on April 14, 2010, at $.36 per share					6,944	7	2,493						2,500
Common stock issued for services rendered, on April 28, 2010, at $.28 per share					8,928	9	2,491						2,500
Common stock issued for services rendered, on May 13, 2010, at $.25 per share					10,000	10	2,490						2,500
Common stock issued for services rendered, on May 27, 2010, at $.27 per share					9,259	9	2,491						2,500
Common stock issued for services rendered, on June 14, 2010, at $.27 per share					9,259	9	2,491						2,500
Common stock issued for services rendered, on June 28, 2010, at $.23 per share					10,869	11	2,489						2,500
													-
Common stock shares issued for severance:													-
Common stock issued for severance, on January 27, 2010, at $.63 per share					1,400,000	1,400	880,600						882,000
Common stock issued for severance, on January 29, 2010, at $.78 per share					100,000	100	77,900						78,000
													-
Common stock shares issued in replacement of warrants:													-
Common stock issued in replacement of warrants, on January 29, 2010, at $.63 per share					36,667	37	23,064						23,101
Common stock issued in replacement of warrants, on February 1, 2010, at $.63 per share					31,667	32	19,919						19,951
Common stock issued in replacement of warrants, on February 2, 2010, at $.63 per share					4,999	5	3,144						3,149
Common stock issued in replacement of warrants, on February 11, 2010, at $.53 per share					15,000	15	7,935						7,950
Common stock issued in replacement of warrants, on March 22, 2010, at $.63 per share					35,934	36	22,602						22,638
Common stock issued in replacement of warrants, on March 29, 2010, at $.25 per share					37,757	38	9,401						9,439
													-
Common stock warrants and option activity:													-
Warrants for services rendered q1 2010							406,100						406,100
Warrants for services rendered q2 2010							155,967						155,967
													-
Debt issuance discount							85,387						85,387

Net Loss for six monthe period ended June 30, 2010								(5,109,556)					(5,109,556)

	-	-	-	-	74,663,693	81,359	47,045,757	(47,171,934)	-	-	(1,716,473)	-	(1,761,291)

See accompanying notes to consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(With Cumulative Totals Since Inception)
(unaudited)

			July 19, 2002
	Six Months Ended		(Inception)
	June 30,	June 30,	to
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,109,556)	$(6,080,466)	$(47,171,934)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	285,093	109,742	942,339
Amortization	2,330	-	2,330
Preferred stock issued for services	-	-	400,000
Common stock issued for services	1,491,658	43,250	23,876,967
Amortization of prepaid common stock issued for services	853,625	1,301,300	6,637,175
Common stock warrants and options issued for services	648,295	1,211,186	4,031,264
Amortization of deferred compensation	-	-	545,000
Amortization of debt discount	16,761		16,761
Loss on sale of property and equipment	-	-	51,441
Loss on sale of real estate and forfeiture of deposit	-		212,936
Loss on sale of short-term investments	-	17,438	17,438
Change in severance payable non-cash	-	-	1,035,485
Change in fair value of derivative financial instruments	31,052	252,765	(13,920,627)
Other than temporary losses on short-term investments	-	-	1,075,400
Common stock issued as charitable contribution	-	-	50,000

Changes in operating assets and liabilities
Prepaid services	(350,000)	85,000	496,625
Deposits	31,156	-	(148,174)
Prepaid patent costs	(77,857)	(80,364)	(716,914)
Accounts payable and accrued liabilities	319,320	(148,250)	2,176,999
Deferred revenue	121,667	300,000	241,667
Severance payable	(39,743)	(100,000)	960,257

Total adjustments	3,333,357	2,992,067	27,984,369

Net cash used in operating activities	(1,776,199)	(3,088,399)	(19,187,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment - equipment & machinery	-	(74,718)	(666,697)
Purchase of property and equipment - construction-in-progress	-	(369,540)	(1,352,987)
Proceeds from sale of property and equipment	-	-	44,200
Proceeds from sale of real estate	-	-	617,864
Purchase of short-term investments	-	-	(4,586,334)
Proceeds from sale of short-term investments	-	2,556,886	3,510,934

Net cash provided by (used in) investing activities	-	2,112,628	(2,433,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	617,535		21,745,541
Proceeds from stock subscription receivable			(130,518)
Proceeds from royalty advance	0		750,000
Purchase of treasury stock			(1,716,473)
Proceeds from borrowings	1,193,073		1,193,073
Repayment of loans payable and capital lease obligation	(19,179)	(26,612)	(165,188)

Net cash provided by (used in) financing activities	1,791,429	(26,612)	21,676,435

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,230	(1,002,383)	55,850

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	40,620	2,013,730	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$55,850	$1,011,347	$55,850

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Interest Paid	$4,406	$4,465	$70,002

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010

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

The Company is considered to be in the development stage as defined the Financial Accounting Standards Board (“FASB”) in accordance with Accounting Standards Codification (“ASC”), 915-205-45 "Accounting and Reporting by Development Stage Enterprises ".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing its product to the market and the raising of capital. The Company has begun generating revenue from licensing agreements and has taken a conditional order for one development prototype machine related to one of those license agreements as of June 30, 2010. (see note 8 subsequent events)

Basis of Presentation

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

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010

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

For the quarter ended and six months ended June 30, 2010 all of the Company’s revenues were generated from a licensing agreement (see Note 7 – Commitments and Contingencies –Schlumberger Agreement).

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

On January 1, 2006, the Company adopted the provisions of ASC 718 using the modified prospective transition method. The total expense associated with stock-based employee compensation was $0 and $520,000 for the three months ended June 30, 2010 and 2009, respectively.  The total expense associated with stock-based employee compensation was $0 and $780,000 for the six months ended June 30, 2010 and 2009  and $3,244,000 for the period July 19, 2002 (inception) to June 30, 2010.

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

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of June 30, 2010 and 2009 respectively, are as follows:

	2010	2009
Options	3,200,000	1,200,000

Warrants	14,740,950	22,075,836

Convertible preferred stock	-	-

Total	17,940,950	23,275,836

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of June 30, 2010 and 2009.

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

Fair Value Measurements

On January 1, 2008, the Company adopted FASB ASC 820-20-50 (formerly SFAS No. 157) “Fair Value Measurements ”.  The FASB ASC provision defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements.  Fair value valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The provision classifies these inputs into the following hierarchy:

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

NOTE 3-             GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses in the amount of $5,092,793 for the six months ended June 30, 2010 and $47,155,172 for the cumulative period from July 19, 2002 (inception) to June 30, 2010. The Company also had negative cash flows from its operations in the amount of $1,776,198 and $19,187,564 for the six months ended June 30, 2010 and for the cumulative period from July 19, 2002 (inception) to June 30, 2010, respectively.

Based on the Company’s current operating plan, total cash expenditures needed for the next twelve months are expected to exceed the Company’s cash of approximately $56,000 as of June 30, 2010.  The Company’s assessment of its cash needs may be affected by changes in the assumptions relating to the Company’s strategy, technological and engineering requirements in the development of its products as well as payroll, staff and administrative related matters.

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

The Company has completed a development prototype fixed frequency microwave reactor system, named “Patriot-1” which it has used to demonstrate the decomposition of tires into diesel oil, combustible gas and carbon char.  Between May 4, 2009 and March 23, 2010, the Company provided public demonstrations of the Patriot-1 to prospects, partners and dignitaries at its outside contract manufacturer’s facility (Ingersoll Production System) located in Rockford, Illinois and has since relocated the Patriot-1 to a new facility in North Carolina.  As of June 30, 2010, the Company did not have any committed orders for its equipment.  (However, see Note 7 - with respect to an order for a development prototype machine received on October 14, 2009 from Universal Alternative Fuels, Inc.).  Management believes that it will take the Company approximately twelve months to deliver a system from the time the Company receives an order. Management currently anticipates that each order will be accompanied by a deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

The Company’s plans to address the expected cash shortfall are dependent upon its ability to raise capital or to secure significant sales orders of our system as a source of revenue.  Subsequent to the balance sheet date of June 30, 2010, the Company has raised approximately $1.6 million in cash from various equity and debt transactions.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations thus raising substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities in the normal course of business.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4-             BALANCE SHEET COMPONENTS

Prepaid Services

During the six months ended June 30, 2010, the Company issued an aggregate of 1,225,000 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $675,500, as that was deemed to be the more readily determinable value.

During the three month and six month periods ended June 30, 2010, the Company recorded an expense of $411,125 and $853,625, respectively, to the accompanying consolidated statement of operations and comprehensive loss for the amortization of stock issued for services during 2009 and 2010.  The unamortized amount as of June 30, 2010 is $399,125.

During the three month and six month periods ended June 30, 2009, the Company recorded an expense of $752,625 and $1,301,300 to the accompanying consolidated statement of operations and comprehensive loss for the amortization of stock issued for services that were issued in 2009 and 2008.

Property and Equipment

Property and equipment as of June 30, 2010 and December 31, 2009 were as follows:

	Estimated Useful Lives (Years)	2010	2009
Testing equipment	5 – 7	$493,906	$493,906
Office, future & computer equipment	3 – 5	132,079	132,079
Leasehold improvements	3	17,820	17,820
Phone equipment –Capital lease	3	32,432	32,432
Prototype – “Patriot-1”	3	1,352,986	1,352,986
	Total	2,029,223	2,029,223

Less accumulated depreciation and amortization		884,115	599,022
Net Property and Equipment		$1,145,108	$1,430,201

Depreciation expense charged to operations for the quarters ended June 30, 2010 and 2009 was $141,844 and $109,742, respectively. Depreciation expense charged to operations for the six months ended June 30, 2010 and 2009 and the cumulative period July 19, 2002 (inception) to June 30, 2010, was $285,093, $109,742 and $942,339, respectively.

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

The prepaid patent costs are $637,712 and $559,855 at June 30, 2010 and December 31, 2009, respectively.  Patent amortization expense charged to operations for the six months ended June 30, 2010 and 2009 and the cumulative period July 19, 2002 (inception) to June 30, 2010, was $2,330, $0, and $2,330, respectively.

Royalty Advance Related to Joint Development Agreement (Universal Alternative Fuels Agreement)

As more fully described in Note 7 – Commitments and Contingencies, on October 14, 2009, the Company entered into a license agreement with Universal Alternative Fuels (“UAF”) and during the fourth calendar quarter of 2009 received $750,000 as a license fee.

As of December 31, 2009 and June 30, 2010, the $750,000 paid to the Company from UAF has been recognized on the consolidated balance sheet as a current liability (Royalty Advance fee).

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

Pursuant to the JDA, on May 22, 2009 Schlumberger made a non-refundable payment of $300,000 to GHO and another $300,000 on the first anniversary of the JDA.  These moneys are non-refundable.  As of December 31, 2009, the Company recognized $180,000 of it as revenue, with the remaining $120,000 remaining on the accompanying consolidated balance sheet as deferred revenue.  On March 4, 2010, the Company received the second $300,000 payment from Schlumberger.  During the three and six month periods ended June 30, 2010, the Company recognized $88,333 and $178,333, respectively, of it as revenue. As of June 30, 2010, $241,667 remained on the accompanying consolidated balance sheet as deferred revenue.

The Company recognizes revenue in accordance with Securities and Exchange Commission guidance Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (SAB 104) guidance on revenue recognition. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized as services are rendered in accordance with the terms of the JDA.

Convertible Promissory Notes

During the quarter ended June 30, 2010, the Company issued convertible promissory notes to various parties in exchange for $1,193,073 in cash. As of June 30, 2010 and December 31, 2009, convertible promissory notes payable consists of the following:

	2010	2009
Noninterest-bearing, unsecured convertible promissory notes	$1,193,073	$-
Less unamortized discount	68,625	-
Convertible promissory notes, net	$1,124,448	$-

As issued, these promissory notes were mandatorily convertible into our Series A Preferred Stock upon the earliest to occur of the attainment of a specified level of total financing or May 31, 2011. Upon conversion, the note holder was to receive a number of shares of Series A Preferred Stock equal to the amount computed by dividing (1) the value of the note being converted by (2) the Series A financing selling price (estimated to be approximately $0.24 per share) and a warrant for common stock. When issued, the warrants are expected to have an exercise price equal to the par value of the Company’s common stock ($0.001).

At issuance, the Company discounted the notes at an imputed interest rate of 12% and recorded a debt discount in the amount of $85,386 which amount is being amortized as interest expense over the expected term of the notes. Interest expense associated with the debt discount amortization totaled $16,761 for the quarter ended June 30, 2010. See note 8 subevents.

 NOTE 5 -      RELATED PARTY TRANSACTIONS

The Company engaged Clark Resources, Inc. (“Clark”), a governmental relations consulting firm located in Harrisburg, Pennsylvania, to provide consulting services with respect to governmental issues concerning permits and funding.  The Company has a monthly retainer agreement with Clark and for the six months ended June 30, 2010 and 2009, and for the cumulative period July 12, 2002 (inception) to June 30, 2010, paid Clark Resources a total of $0, $15,000, and $169,670, respectively.  The president and CEO of Clark is Frederick A. Clark, who has served as a director of the Company since December 2006.  On March 8, 2010, Mr. Clark resigned as a member of the Board of directors.

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

On September 4, 2008, the Company entered into a consulting agreement with Paul Sweeney for services relating to investor relations and other investment banking services.  On September 8, 2008, the Company issued 1,500,000 shares of its common stock to Mr. Sweeney valued at $1,440,000 for his consulting services.  The Company recorded an expense of $960,000, for the year ended December 31, 2009 and $480,000 for the year ended December 31, 2008 respectively in the consolidated statements of operations and comprehensive loss for the twelve month periods ended December 31, 2009.  The Company recorded an expense of $360,000 for the three months ended June 30, 2009 and $720,000 for the six months ended June 30, 2009 in the consolidated statement of operations and comprehensive loss. Mr. Paul Sweeney has served as a director of the Company since August 2008.

On October 1, 2008, the Company entered into a four month consulting agreement with LP (Origination) Limited (“LP”), a company incorporated in the United Kingdom, to provide consulting services relating to the oil and gas industries.  The Company issued 100,000 shares of its common stock to LP on October 7, 2008 for payment of these consulting services, and $37,250 of the total charge of $149,000 was recorded as prepaid services on the condensed consolidated balance sheet at December 31, 2008.  The president of LP is Peter A. Worthington, who has served as a director of the Company since August 2008.  On May 28, 2009, the Board of Directors of the Company appointed Mr. Worthington as Interim Chairman of the Board of Directors.  On July 6, 2009, the Board of Directors appointed Mr. Worthington as the Company’s Chief Executive Officer.  In addition to the common shares issued to LP, the Company also paid a fee in December 2008 in the amount of $90,000 to Mr. Worthington for the services provided under the agreement.  On May 11, 2009, the Company entered into another consulting agreement with LP with an effective date of April 7, 2009, pursuant to which LP has agreed to perform management advisory, strategic planning and other consulting services as the Company may request from time to time for a term ending on April 6, 2010, in return for (i) a payment of $100,000 conditioned upon and to be paid after a specified amount of sales have been made and for which LP had some significant involvement as set forth in the consulting agreement, and (ii) 300,000 shares of the Company’s common stock, which  was  issued on May 12, 2009.  The latest consulting agreement may be renewed by either party for an additional one year term.   For the twelve months periods ended December 31, 2009, a charge of approximately $492,250, was made to operations with respect to consulting expense, which is reflected in general and administrative expenses on the consolidated statements of operations and comprehensive loss. Mr. Worthington did not collect a salary for his work as interim CEO and Chairman of the Board of directors, he was only reimbursed for living and travel expenses on behalf of the Company but the Company did record an accrual and an expense of $45,000 for projected compensation costs for his services as CEO and Chairman of the Board of directors during the three months ended December 31, 2009. On November 11, 2009, Mr. Worthington resigned from the position of Chief Executive Officer of the Company as well as from its Board of Directors, including as Interim Chairman of the Board. On December 15, 2009, the Board of Directors awarded Mr. Worthington 200,000 warrants of the Company’s common stock with an exercise price of $.40 per share, an expense of $93,836 was recorded to the consolidated statement of operations and comprehensive loss for the year ended December 31, 2009, these warrants were not excisable until April 7, 2010, and expire on April 7, 2012.

During the twelve months year ended December 31, 2009 Jonathan Simon, a member of the Board of Directors since 2007, incurred expenses in the amount of $54,900 on the behalf of the Company.  In December 2009, the Company recorded an accrual to accounts payable and expensed $54,900 to the financial statements for the year ended December 31, 2009.  This obligation was settled in January 2010 by the Company issuing Mr. Simon 75,000 shares of the Company’s common stock.

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

The Rights are not exercisable until the earlier of the following dates (each a “Distribution Date”):

(a)         such date the Company learns that a person or group (including any affiliates or associate of such person or group) has acquired, or obtained the right to acquire, beneficial ownership (as defined in the Rights Agreement) of more than 20% of the outstanding Common Stock of the Company (or, in the case of any person with beneficial ownership of more than 20% at the time the Rights Agreement is entered into, any additional Common Stock is acquired by such person (except upon exercise of certain stock options or vesting of restricted shares) (any person or group specified in the foregoing bullet point, an “ Acquiring Person ”); and

(b)         such date, if any, as may be designated by the Board following the commencement of, or first public disclosure of an intention to commence, a tender or exchange offer for outstanding Common Stock which could result in a person or group becoming the beneficial owner of more than 20% of the outstanding Common Stock of the Company.

 The Rights will expire on March 11, 2013 (the “Expiration Date”), unless earlier redeemed or cancelled by the Company.

 The Rights are redeemable by the Board at a redemption price of $0.00001 per Right (the “ Redemption Price ”) any time prior to the earlier of (i) the Distribution Date and (ii) the Expiration Date.  Immediately upon the action of the Board ordering the redemption of the Rights, and without any further action and without any notice, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

 As of the date of filing, no Rights have been exercised or become exercisable.

Common stock financing

Between January 1, 2010 and June 30, 2010, the Company sold 1,835,922 shares of its common stock for $617,535 in cash.

During the year ended December 31, 2009, the Company issued 250,000 shares of common stock at an average of approximately $0.50 per share for a total of $125,830 in cash.  The issuance with a private investor and were sold at a discount on the market price.

Common stock issued for services to non-employees

During the six months ended June 30, 2010, the Company issued an aggregate of 3,760,044 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $1,861,158, as that was deemed to be the more readily determinable value.  Included in the 3,760,044 shares of Common Stock issued to non-employees are 1,225,000 shares for services to be provided through December 2010.  The unamortized amount of prepaid services at June 30, 2010 is $399,125 (see Note 4).  The Company recorded $853,625 as general and administrative expenses related to the amortization of prepaid stock for services in the accompanying consolidated statement of operations and comprehensive loss for the six months ended June 30, 2010.  The Company also issued 1,400,000 shares of Common Stock valued at $882,000 to Eric Swain, a former CEO of the  Company as part of a severance agreement and 100,000 shares of Common Stock valued at $78,000 to Frank Pringle, another former CEO of the Company, as part of a severance agreement (see Note 7).

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

During the year ended December 31, 2009, the Company issued a total of 2,699,000 shares of its common stock to non-employees for services rendered during the year or to be rendered.  These services were valued at $2,431,050.   Included in the 2,699,000 shares of common stock issued to non-employees is 850,000 shares for services to be provided through December 2010.  The unamortized amount of prepaid services at December 31, 2009 is $577,250 (see Note 4).  The Company recorded $752,625 and $1,301,300 in the three and six months ended June 30, 2009 respectively, as general and administrative expenses related to these issuances in the accompanying consolidated statement of operations and comprehensive loss.  The Company also issued 1,050,000 shares of common stock to a former employee as part of a severance agreement the value of the stock issue was $1,134,000 (see Note 7).

Warrants

During the period from July 19, 2002 (inception) to June 30, 2010, the Company granted two types of warrants: (a) Purchase warrants – sold in conjunction with the sale of common stock and (b) Compensation warrants – grants to non-employee consultants for services provided or to be provided.  Warrants issued in association with the sale of common stock have no related expense, and accordingly no effect on the Company’s results of operations. Fair value for each warrant is calculated using the Black-Scholes option-pricing model and a debit and credit is recorded to additional paid-in capital.

For Compensation warrants, the Company records the expense of options granted to non-employee consultants for services based on the estimated fair value of the warrants using the Black-Scholes option-pricing model on the grant date.  The Company believes that the estimated fair value of the warrants is more readily measurable than the fair value of services rendered.

The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions:

	2010	19-July-2002 (inception) to 30-June-2010

Dividend yield	0%	0%
Expected volatility	111%-137%	100% - 240%
Risk-free interest rate	0.84%-2.36%	0.78% - 4.97%
Expected life	2.93 years	.5 - 7 year
Expected forfeiture rate	0%	0%

A summary of the status of the Company’s stock warrants for the six month period ended June 30, 2010 is as follows:

	Warrants	Range of Exercise Price	Weighted Average Exercise Price

Balance at December 31, 2009	22,500,836	$.40 - $4.75	$2.71

Granted	2,820,002	$.45 - 1.30	.98
Cancelled – Warrants Exchanged for Shares of Common Stock	1,042,106	$.80 - 2.75	$1.93
Exercised	-

Balance at June 30, 2010	24,278,732	$.40 - $4.75	$2.54

Exercisable at June 30, 2010	12,869,325		$1.79

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at 6/30/10	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable 6/30/10	Weighted Average Exercise Price
$0.40	200,000	2.77	$0.40	200,000	$0.40
$0.45	150,000	1.70	$0.45	150,000	$0.45
$0.58	850,000	2.30	$0.58	350,000	$0.58
$0.85	200,000	1.40	$0.85	200,000	$0.85
$1.02	60,000	3.67	$1.02	60,000	$1.02
$1.04	30,000	3.74	$1.04	30,000	$1.04
$1.10	225,000	2.00	$1.10	225,000	$1.10
$1.18	1,400,000	4.28	$1.18	900,000	$1.18
$1.30	420,002	1.55	$1.30	420,002	$1.30
$1.35	20,000	3.38	$1.35	20,000	$1.35
$1.50	300,000	1.60	$1.50	300,000	$1.50
$2.00	9,837,782	0.53	$2.00	9,837,782	$2.00
$2.25	25,000	3.24	$2.25	25,000	$2.25
$2.50	60,041	0.50	$2.50	60,041	$2.50
$2.63	6,000	2.61	$2.63	6,000	$2.63
$2.75	5,382,440	0.53	$2.75	76,500	$2.75
$2.83	9,000	2.89	$2.83	9,000	$2.83
$4.00	1,397,600	0.50	$4.00	-	$4.00
$4.75	3,705,867	0.50	$4.75	-	$4.75

	24,278,732		$2.54	12,869,325	$1.79

On February 1, 2010, the Company entered into an agreement with the holders of Company’s stock warrants. Pursuant to the agreement the holders of the Company’s $2.50 stock warrants agreed to the cancellation of 290,000 warrants to purchase Common Stock of the Company at $2.50 per share in exchange to be issued 48,333 shares of its Common Stock, of which, 85,000 of the cancelled warrants and 14,167 of the common shares were for Jonathan Simon, a director of the company.

On March 29, 2010, the Company entered into an agreement with the holders of Company’s stock warrants. Pursuant to the agreement the holders of the Company’s $2.75 stock warrants agreed to the cancellation of 352,106 warrants to purchase Common Stock of the Company at $2.75 per share in exchange to be issued 73,691 shares of its Common Stock.

Purchased warrants

During the quarter ended June 30, 2010, the Company issued warrants to purchase 307,694 shares of Common Stock at $1.30 per share to three individuals in conjunction with the sale of Common Stock.  These warrants expire January 22, 2012.  During the year ended December 31, 2009, no purchase warrants were issued in conjunction with the sale of common stock.

CRC and Mobilestream Warrants (Derivative Liabilities)

In conjunction with the CRC Acquisition Agreement and the Mobilestream Acquisition Agreement (together, “the 2006 Acquisition Agreements”) (see Note 1 – Nature of Business and Basis of Presentation), the Company issued common stock purchase warrants (“Acquisition Warrants”).   The Acquisition Warrants consisted of 3,908,340 Carbon Recovery Class B Acquisition Warrants (“Class B Warrants”), 1,397,600 Carbon Recovery Class D Acquisition Warrants (“Class D Warrants”), 1,397,800 Carbon Recovery Class E Acquisition Warrants (“Class E Warrants”)  and 27,205,867 Mobilestream Acquisition Warrants, of which 23,500,000 Mobilestream Acquisition Warrants were issued directly to Mr. Frank Pringle and on October 23, 2007, the Company cancelled the 23,500,000 Mobilestream Acquisition Warrants which were voluntary return to the Company by Mr. Pringle.  The Class B Warrants and the Class D Warrants each have an exercise price of $2.75 and had an original expiration date of September 21, 2007.   The Class  E warrants have an exercise price of $4.00 and had an original expiration date of September 21, 2007.  The Mobilestream Acquisition Warrants have an exercise price of $4.75 and had an original expiration date of December 31, 2007.  On September 21, 2007, the Board of Directors extended the expiration date of all of the Acquisition Warrants to December 31, 2007 and on December 31, 2007, the expiration date was further extended until December 31, 2008.  In November 2008, the Board of Directors amended the expiration date to 120 days subsequent to the effective date of a successful registration statement filed with the SEC covering the Acquisition Warrants.   On July 13, 2009, the Board of Directors extended the expiration date of all of the Acquisition Warrants to June 30, 2010.  As of June 30, 2010 and through the date of this filing, the Company has not had registration statements with respect to any of the Acquisition Warrants declared effective by the SEC.  On January 19, 2010 the Board of Directors again extended the expiration date of all the Acquisition Warrants to December 31, 2010.

Compensation warrants

Between January 1, 2010 and June 30, 2010, the Company issued 962,308 common stock warrants to various vendors for services rendered or for services to be rendered.  The warrants have an exercise price ranging from $.58 to $1.30 and all warrants expire within thirty months from date of issuance.

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

On March 27, 2009 the Company issued an aggregate of 30,000 warrants in connection with the compensation to Board of Directors.  The warrants have exercise prices of $1.04 and expire on March 27, 2014.  An expense of $27,119 was charged to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss on the date of issuance.  The fair value of the warrants was determined using the Black-Scholes option-pricing model.

On October 1, 2008, the Company granted a non-employee 300,000 common stock warrants as a portion of the payment for services to be performed.  These warrants have an exercise price of $2.00, and 100,000 warrants vest on each of the following dates: June 10, 2009, January 10, 2010 and June 10, 2010. An expense of $102,285 was recorded for each of the four consecutive quarters starting with the quarter ended December 31, 2008, to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2008.

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

A summary of the status of the Company’s outstanding employee stock options as of June 30, 2010 is as follows:

	Number of Option Shares	Weighted Average Exercise price	Number of Vested Option shares
Outstanding at December 31, 2008	5,200,000	$1.17	1,200,000
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	(2,000,000)	$1.18	-
Outstanding at December 31, 2009	3,200,000	$1.17	3,200,000
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at June 30, 2010	3,200,000	$1.17	3,200,000

NOTE 7 -     COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has three separate lease agreements including two separate facilities in New Jersey, and its new corporate headquarters in North Carolina.  The North Carolina lease for lab space and office space and the Company’s new corporate headquarters was entered into in June 2010.   The lease is for five years with monthly payments beginning at $13,613 per month and the lease expires June 2015.   With all leases, the Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.  See Note 8 – Subsequent Events .

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

Rent expense for the six months ended June 30, 2010 and 2009, and for the cumulative period July 19, 2002 (inception) to June 30, 2010, was approximately $142,000, $94,000, and $541,000, respectively.

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

On November 12, 2008, the Company entered into a severance agreement with Pringle, and 888 Corporation, a New Jersey corporation owned directly or indirectly by Pringle (the "Severance Agreement").  The Severance Agreement replaces a prior consulting agreement with 888 Corporation, which was approved by the Board of Directors on May 21, 2008.  Pursuant to the Severance Agreement, the Company has agreed to pay Pringle $200,000 per year for the six-year period commencing on January 1, 2009 subject to Pringle and 888 Corporation’s continued compliance with the terms of the Severance Agreement. Pursuant to the Severance Agreement, Pringle returned 225,000 shares of the Company’s common stock previously issued to him, and he resigned as a member of the Company's Board of Directors and in all other capacities. Pringle also agreed to restrict the amount of shares of the Company’s common stock that he or his affiliates may sell to during certain periods of 2009 and an aggregate of 250,000 shares of the Company’s common stock in any three-month period beginning August 1, 2009.  The foregoing restrictions remain in place until Pringle has less than 5,000,000 shares of Company’s common stock. Any transfers by Pringle in accordance with the foregoing restrictions remain subject to the Company's right of first refusal to purchase the stock.  The Severance Agreement also provides for: (i) the immediate termination of the consulting agreement between the Company and 888 Corporation dated as of January 1, 2008 (though the Company has agreed to pay 888 Corporation the remainder of any payments otherwise due them through December 31, 2008); (ii) a nine year non-compete and non-solicitation agreement from Mr. Pringle; (iii) certain representations, warranties and covenants from Pringle and associated indemnification obligations; and (iv) mutual general releases and non-disparagement provisions.   During 2008, the Company recorded a charge in the amount of $1,200,000 to expense related to the Severance Agreement.  The Company’s pledge of its pending patents as collateral for the payments to Pringle was eliminated.   On September 29, 2009, (i) the Company declined to exercise its right of first refusal to purchase a total of 950,000 shares from Mr. Pringle and (ii) the Company and Pringle agreed to amend the Severance Agreement with respect to the selling restrictions (the “Amendment”).  Pursuant to the Amendment, (i) Mr. Pringle agreed not to sell, assign, transfer, pledge or encumber more than 20,000 shares of the Company’s common stock per week commencing on September 28, 2009 and continuing for the following 78 weeks thereafter, (ii) any transfers of shares that Mr. Pringle agreed to make prior to September 28, 2009 would be made from the 950,000 shares that were permitted to be sold pursuant to the Severance Agreement prior to November 1, 2009 and (iii) in all other respects, the terms of the original Severance Agreement remain unchanged.   On January 7, 2010, the Company entered into an addendum to the Severance Agreement whereby the severance agreement was amended as follows:  (i) reduce the current monthly cash payments to $10,000 per month retroactively to December 2009, (ii) accruing the difference of $6,667 per month as a liability, (iii) in consideration for this forbearance the Company issued to Mr. Pringle, during January 2010, 100,000 shares of the Company’s common stock, (iii) agreed to pay 100% of Mr. Pringle’s health insurance coverage for the 12 month period covering 2010; (iv) once the Company has raised a total of $1.0 million dollars in new financing, the full payments to Mr. Pringle shall recommence as of the first month of the succeeding month and accrued liability shall be paid in six equal installments also beginning as of the first month of the succeeding month; (v) all restrictions of when Mr. Pringle can sell his stock are rescinded; (vi) the Company has had ample opportunity to investigate any claims of Mr. Pringle or a Pringle related party for which an offset would be made.  In May 2010 the Company has raised a total of $1.0 million dollars in new equity investments, consequently the full payments to Mr. Pringle shall recommence at $16,666 per month and the accrued liability will begin to be paid in six equal installments.

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

As of June 30, 2010, the Company had not achieved any of the milestone levels.

The following is a summary of the contingent compensation packages:

Mr. Brian Ettinger, the Company’s then Chairman of the Board :  When milestone 2 objective is achieved Mr.  Ettinger will receive:
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

Mr. Ken Kinsella, the Company’s Chief Executive Officer : When milestone 1 objective is achieved Mr. Ken Kinsella will receive:
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

Mr. Paul Sweeney, a member of the Board : When milestone 2 objective is achieved Mr. Sweeney will receive:
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

Mr. Paul Wothington, a member of the Board and former CEO : When milestone 2 objective is achieved Mr. Worthington, will receive:
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

Mr. Kimberly's employment letter provides for an employment term of five years at an annual salary beginning January 1, 2009 of $300,000, with an increase to $375,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to approval of the CEO of the Company and the Board of Directors. Subject to approval by the stockholders of the Company, Mr. Kimberly will be granted an option to purchase 1,500,000 shares of the Company’s common stock. The options awaiting stockholder approval are not included in the summary table in Note 6 stockholders equity because options under an agreement subject to stockholder approval are not deemed granted until that approval is obtained, unless approval is essentially a formality, which the Company has deemed not to be the case. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten years thereafter. Options for 300,000 shares of common stock shall vest immediately on September 23, 2008, and options for 300,000 additional shares of common stock shall vest on September 23rd of each successive year between 2010 and 2013 inclusive, provided that Mr. Kimberly is still employed on the relevant vesting date. These stock options are not deemed to be granted until stockholder approval is obtained. Mr. Kimberly will be entitled to receive bonuses of between 0.75% and 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones. The Company shall pay the monthly loan payments on Mr. Kimberly's car for two years and then pay off all of the remaining loan balance on this automobile provided he is still employed by the Company.  On March 25, 2010, the Company terminated Mr. Kimberly’s contract. In April 2010 Mr. Jeff Kimberly filed a lawsuit against the Company for wrongful termination of his employment contract. In Mr. Kimberly’s lawsuit he is asking for the remaining salary and stock option due him per his employment contract of September 23, 2008. The Company is currently in settlement negotiation with Mr. Kimberly.

Mr. Andrews' employment letter provides for an employment term of five years at an annual salary for 2008 of $180,000, with an increase to $225,000 if the Company reaches certain sales goals. Any other increase in annual salary is subject to the approval of the CEO of the Company and the Board of Directors. Subject to approval by the stockholders of the Company, Mr. Andrews will be granted an option to purchase 1,000,000 shares of the Company’s common stock. The options awaiting stockholder approval are not included in the summary table in Note 6 stockholders equity because options under an agreement subject to stockholder approval are not deemed granted until that approval is obtained, unless approval is essentially a formality, which the Company has deemed not to be the case. The exercise price for these options was set at the market closing bid quotation on September 15, 2008 of $1.18. The options will be exercisable from and after their respective vesting date, and for a period of ten years thereafter. Options for 200,000 shares of common stock vested immediately on September 23, 2008, and options for 200,000 additional shares of common stock shall vest on September 23rd of each successive year between  2010 and 2013 inclusive, provided that Mr. Andrews is still employed on the relevant vesting date. These stock options are not deemed to be granted until stockholder approval is obtained.  Mr. Andrews will be entitled to receive bonuses of between 0.75% and 1.00% of the Company's gross profits on sales of equipment after the Company reaches certain sales milestones.  Mr. Andrews shall also receive a monthly automobile allowance of $500.   On February 9, 2010 the Company entered into a consultant agreement with Mr. Andrews, this new consultant agreement replaces the prior terms of employment that the Company had with Mr. Andrews.   Effective February 1, 2010, as of which date Mr. Andrews is no longer an employee of the Company and is continuing to provide his services to the Company as a consultant. Further, pursuant to the Consulting Services Agreement, stock options to purchase 1,000,000 shares of the Company’s Common Stock previously granted to Mr. Andrews exercisable at $1.18 per share, of which the option to purchase 400,000 shares had already vested, subject to stockholder approval of an amendment to the plan pursuant to which they were issued, was replaced with a Warrant to purchase 1,000,000 shares of the Company’s Common Stock at $1.18 per share, of which 400,000 is immediately exercisable and the remainder of which is exercisable on January 31, 2011, except that the Warrant will become immediately exercisable in full in the event that the Company terminates the Consulting Services Agreement at any time or Mr. Andrews terminates the Consulting Services Agreement after six months.  The Warrant expires on January 31, 2013.

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

This agreement has been cancelled and the outcome of the cancellation will be determined by the court system in Wake county North Carolina. I hearing is scheduled for the week of April 6, 2011.

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

 NOTE 8 -    SUBSEQUENT EVENTS

Between July 1, 2010 and December 31, 2010, the Company has received approximately $0.5 million dollars in cash in exchange for numerous convertible promissory notes payable.  These convertible promissory notes were identical to the promissory notes issued during the second quarter of 2010 as more fully described in Note 4 above. In December 2010, all of the promissory notes were amended and restated to clarify the level of funding required as a condition of conversion and removing the requirement that the notes mandatorily convert upon attainment of a specified level of funding. Concurrent with the amendment and restatement of the notes, the Company issued the note holders warrants equivalent to the number of warrants that were previously issuable upon the conversion of the notes into preferred stock. Upon issuance of the warrants, in December 2010 the Company recorded approximately $1.0 million of interest expense associated with the beneficial conversion feature of the issued warrants. As of March 12, 2011 approximately $1.5 million worth of theses convertible promissory notes, including approximately $1.0 million received prior to June 30, 2010, were converted into 6,229,997 shares of the Company’s preferred stock and the associated warrants were converted into 6,185,497 common shares.

Between July 1, 2010 and March 30, 2011, the Company raised $250,000 from various convertible notes payable. These convertible notes payable can be converted to common stock. 1,000,000 common stock warrants were issued with these convertible notes. The warrants have an exercise price of $.25 all warrants expire thirty months from date of issuance.

Between July 1, 2010 and March 30, 2011, the Company issued 3,814,226 shares of common stock for services (net of shares rescinded).

On December 28, 2010 the Company executed $1.6 million revolving line of credit.  The line of credit matures June 30, 2011 and secured by the company’s assets. As of March 30, 2011 there was $805,664 outstanding on the line of credit.

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

During the fourth quarter of 2010, the Company received from UAF a notice of termination (the "Termination Notice") of the License Agreement and Purchase Order and a notice of foreclosure ("Foreclosure Notice") in connection with the Security Agreement.  The Company believes that, for a number of reasons, pursuant to the terms of the License Agreement and all related agreements, the Termination Notice and Foreclosure Notice are invalid. On July 26, 2010, the Company issued a notice of default ("Default Notice") to UAF as a result of UAF's failure to issue the Equity Interests and make the required Purchase Price payments pursuant to the terms of the License Agreement and Purchase Order.  UAF has 60 days from the date of the Default Notice to cure such breach.  If UAF has not cured the breach within the 60 day time frame the Default Notice serves as notice of termination by the Company of the License Agreement and Purchase Order. Upon such termination UAF's lien pursuant to the Security Agreement would terminate.  There are no assurances as to whether UAF will cure the breach, or whether UAF will recognize and honor the Default Notice or seek to enforce its Termination Notice and Foreclosure Notice, which the Company believes are invalid. We cannot predict the outcome of this dispute.

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

Carbon Recovery Acquisition and Mobilestream Acquisition Warrants

 On or about July 26, 2006, we entered into a plan and agreement of reorganization (the "CRC Acquisition Agreement") with Carbon Recovery Corporation, a New Jersey corporation formed on July 19, 2002 ("Carbon Recovery" or "CRC"), pursuant to which we agreed to purchase substantially all of the assets of, and assume certain specified liabilities of, Carbon Recovery, in exchange for the consideration described below.  The acquisition was completed on September 22, 2006 (the “CRC Acquisition Closing”).  At the time of the acquisition, Mobilestream Oil, Inc., a Delaware corporation ("Mobilestream") owned 37,500,000 shares of the common stock of CRC, which represented a controlling block of the issued and outstanding common stock of CRC. As part of the transaction, we also issued to CRC 3,908,340 Class B warrants, 1,397,600 Class D warrants and 1,397,800 Class E warrants (collectively, the "CRC Acquisition Warrants") to purchase shares of our common stock. In January of 2010, the expiration date of the CRC Acquisition Warrants was extended from March 31, 2010 to December 31, 2010.

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

On February 28, 2011, UAF filed a complaint in the state of North Carolina General Court of Justice in Wake County (1) for breach of contract, alleging damages in the amount of $1,713,000; (2) seeking possession of the Company’s prototype or in the alternative, damages for its conversion; (3) treble damages and attorney’s fees as a resulting from an alleged violation of the Uniform Fraudulent Act; (4) the  appointment of a receiver and (5) seeking a preliminary injunction enjoining the Company and its insiders, employees and or/agents from transferring or disposing of any property or assets of the Company including patents or its prototype. Additionally, on March 3, 2011, UAF filed a temporary restraining order (the “Restraining Order”) in the state of North Carolina in the General Court of Justice in Wake County restraining the Company from selling, disposing, moving or relocating any of the Company’s assets.  The Restraining Order is in effect for ten (10) days from March 3, 2011. The Restraining Order has temporarily been extended until a hearing in the Wake County courts scheduled the week of April 4, 2011.

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

Rights Dividend

On March 11, 2010, the board of directors of the Company declared a dividend, payable to stockholders of record on March 11, 2010 (the “Record Date”) and for all shares of Common Stock issued after the Record Date, of one right (the “Rights”) per each share of the Company’s outstanding Common Stock, to purchase 1/1,000 th of a share of Series I Preferred Stock, par value $0.001 per share, of the Company at a price of $100.00 per share (such amount may be adjusted from time to time, in accordance with the terms and conditions of that certain Rights Agreement, dated March 11, 2010 (the “Rights Agreement”) by and between the Company and Olde Monmouth Stock Transfer Co., Inc. as Rights Agent).  The Rights Agreement was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2010 and is incorporated herein by reference.

 The Rights are not exercisable until the earlier of the following dates (each a “Distribution Date”):

(a)           such date the Company learns that a person or group (including any affiliates or associate of such person or group) has acquired, or obtained the right to acquire, beneficial ownership (as defined in the Rights Agreement) of more than 20% of the outstanding Common Stock of the Company (or, in the case of any person with beneficial ownership of more than 20% at the time the Rights Agreement is entered into, any additional Common Stock is acquired by such person (except upon exercise of certain stock options or vesting of restricted shares) (any person or group specified in the foregoing bullet point, an “ Acquiring Person ”); and

(b)           such date, if any, as may be designated by the Board following the commencement of, or first public disclosure of an intention to commence, a tender or exchange offer for outstanding Common Stock which could result in a person or group becoming the beneficial owner of more than 20% of the outstanding Common Stock of the Company.

 The Rights will expire on March 11, 2013 (the “Expiration Date”), unless earlier redeemed or cancelled by the Company.

The Rights are redeemable by the Board at a redemption price of $0.00001 per Right (the “ Redemption Price ”) any time prior to the earlier of (i) the Distribution Date and (ii) the Expiration Date.  Immediately upon the action of the Board ordering the redemption of the Rights, and without any further action and without any notice, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

 As of the date of filing, no Rights have been exercised or become exercisable.

 Results of Operations

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

(A)	REVENUES

 The Company earned $88,333 in revenues from operations for the quarter ended June 30, 2010 and had no revenues for the quarter ended June 30, 2009.

During the third quarter of 2009, the Company began recognizing revenue pursuant to the Joint Development Agreement discussed above.  Pursuant to the Joint Development Agreement, we received $300,000 on May 22, 2009 and $300,000 on March 4, 2010 which was recorded as deferred revenue at the time of receipt and is being recognized as revenue ratably over the term of the contact.  All of the Company’s revenue for the quarter ended June 30, 2010 were are related to fees earned under this development agreement. As of June 30, 2010, a balance of $241,667 remains in the deferred revenue account on the consolidated balance sheet.

(B)	TOTAL OPERATING EXPENSES

 Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were $1,648,662 for the three months ended June 30, 2010 compared to $3,488,510 for the three months ended June 30, 2009, a decrease of approximately $1,839,848 or approximately 53%.

 Changes in General and Administrative Expenses for the quarter ended June 30, 2010 versus the quarter ended June 30, 2009 were the following:

For the quarter ended June 30, 2010, general and administrative expenses decreased by approximately $1,744,000 for a total of approximately $1,350,000, as compared to approximately $3,093,000 for the quarter ended June 30, 2009.  The decrease in general and administrative expenses was primarily attributable to reductions in compensation, consulting, and professional expenses.  Compensation expense decreased by $782,000 to $198,000 for the quarter ended June 30, 2010 compared to $980,000 for the same period in 2009.  Consulting expense decreased by $538,000 to $532,000 for the quarter ended June 30, 2010 compared to $1,070,000 for the same period in 2009.  Legal and professional fees decreased by $286,000 to $268,000 for the quarter ended June 30, 2010 compared to $554,000 for the same period in 2009. The 2009 period included significant accounting fees due to additional audit work needed to be performed by our former auditors in connection with the reauditing and restatement of the Company’s previously issued financial statements (see the Company’s Current Report on Form 8-K filed on April 2, 2009).

Research and development (“R&D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R&D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R&D costs for the three months ended June 30, 2010 and 2009 were $298,993 and $395,087, respectively.  The decrease of $96,094 as compared to the prior year’s fiscal quarter for the same period can be attributed to a $83,619 decrease in salaries and wages expense, a $50,000 reduction in consulting expense, and a $26,000 reduction in supplies and equipment expense resulting from the completion of the Company’s Patriot I protype during the second quarter of 2009. These decreases were offset partially by a $76,000 increase in depreciation expense attributable to depreciation on the on the Patriot I protype unit placed in service in June 2009 resulting in 3 months depreciation during the 2010 quarter as compared to one month during the 2009 quarter.

(C)	OPERATING LOSS

Operating loss for the quarter ended June 30, 2010 was $1,560,329 compared to $3,488,510 for the three months ended June 30, 2009. The decrease in operating loss of $1,928,181 was primarily attributable to the decrease in general and administrative expenses as described above in paragraph (B) and the decrease in research and development expenses as well as the revenue from the Joint Development Agreement. The operating loss from July 19, 2002 (inception) to June 30, 2010 was approximately $60.3 million, which was mostly attributable from the general and administrative expenses with only $0.4 million of offsetting revenue for this period.

(D)	OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains/(losses), change in fair value of derivative financial instruments and other income are included in other income (expense).  Total other expense was $44,578 for the three months ended June 30, 2010 compared to other expense of $894,594 for the three months ended June 30, 2009.  The decrease of $850,016 is primarily due to the fair value change in the derivative financial instruments reported during the 2009 period.

Interest expense for the three months ending June 30, 2010 and 2009 was $18,366 and $4,465, respectively. The increase of $13,901 in interest expense is primarily attributed to the 2010 period including $16,761 of debt discount amortization related to convertible promissory notes issued during the second quarter of 2010.

Interest income for the three months ending June 30, 2010 and 2009 was $0 and $58,490, respectively. The decrease of $58,490 or 100% in interest income is attributed to the Company having to use its surplus of cash for operations.

 At June 30, 2010 the change in the fair value of derivative financial instruments resulted in expense of $26,212 for the period ended June 30, 2010 versus expense of $948,619 for the period ended June 30, 2009, for a change of $922,407.

(E)	NET LOSS

 The net loss for the three months ended June 30, 2010 was $1,604,907 ($0.02 per share) compared to $4,383,104 ($0.07 per share) for the three months ended June 30, 2009, a change of $2,778,197.  The Company losses are attributable to little revenues and significant expenditures as the Company is still in development stage.   As a development stage company that began operations in 2002, the Company has incurred approximately $47.2 million in cumulative total net losses from inception through June 30, 2010.

Results of Operations

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

(A)	REVENUES

 The Company earned $178,333 in revenues from operations for the six months ended June 30, 2010 and had no revenues for the six months ended June 30, 2009.

During the third quarter of 2009, the Company began recognizing revenue pursuant to the Joint Development Agreement discussed above.  All of the Company’s revenue for the six months ended June 30, 2010 were are related to fees earned under this development agreement. As of June 30, 2010, a balance of $241,667 remains in the deferred revenue account on the consolidated balance sheet.

(B)	TOTAL OPERATING EXPENSES

 Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were $5,168,518 for the six months ended June 30, 2010 compared to $5,916,641 for the six months ended June 30, 2009, a decrease of approximately $748,123, or approximately 13%.

 Changes in General and Administrative Expenses for the six months ended June 30, 2010 versus the six months ended June 30, 2009 were the following:

For the six months ended June 30, 2010, general and administrative expenses decreased by approximately $817,000 for a total of approximately $4,419,000, as compared to approximately $5,236,000 for the six months ended June 30, 2009.  The decrease in general and administrative expenses was primarily attributable to reductions in compensation, consulting, and professional expenses.  Compensation expense decreased by $42,000 to $1,594,000 for the six months ended June 30, 2010 compared to $1,636,000 for the same period in 2009.  Consulting expense decreased by $637,000 to $1,078,000 for the six months ended June 30, 2010 compared to $1,715,000 for the same period in 2009.  Legal and professional fees decreased by $343,000 to $386,000 for the six months ended June 30, 2010 compared to $729,000 for the same period in 2009. The 2009 period included significant accounting fees due to additional audit work needed to be performed by our former auditors in connection with the reauditing and restatement of the Company’s previously issued financial statements (see the Company’s Current Report on Form 8-K filed on April 2, 2009).   The aforementioned decreases in general and administrative expenses were offset in part by increases in Board of Directors compensation expense, rent expense, and insurance expense.  Board compensation expense increased by $68,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily as a result of the issuance of 310,000 shares of common stock to directors during the first quarter of 2010 for their service on the Board (see second paragraph under caption “common stock issued for services to non-employees in Footnote 6 of 1Q2010 Form 10-Q).  Rent expense included in general and administrative expenses increased by $56,000 from $77,000 for the first half of 2009 to $133,000 for the first half of 2010.  Approximately, $34,500 of the increase relates to the early termination and forfeiture of the deposit at the Company’s former New Jersey facilities as well as approximately $17,000 of rent expense related to the Company’s new North Carolina headquarters.  Additionally, health insurance and liability insurance increase by approximately $46,000 and $67,000, respectively with regard to the first six months of 2010 as compared to the first six months of 2009.

Research and development (“R&D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R&D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R&D costs for the six months ended June 30, 2010 and 2009 were $749,223 and $680,359, respectively.  The increase of $68,864 as compared to the prior year for the same period can be attributed to a $173,000 increase in depreciation expense on the on the Patriot I protype unit placed in service in June 2009 resulting in 6 months depreciation during the 2010 period as compared to one month during the 2009 period. This increase was offset in part by a $41,000 decrease in salaries and wages expense, a $50,000 reduction in consulting expense, and a $39,000 reduction in supplies and equipment expense resulting from the completion of the Company’s Patriot I protype during the second quarter of 2009.

(C)	OPERATING LOSS

Operating loss for the six months ended June 30, 2010 was $4,990,185 compared to $5,916,641 for the six months ended June 30, 2009. The decrease in operating loss of $926,456 was primarily attributable to the decrease in general and administrative expenses as described above in paragraph (B) offset partially by the increase in research and development expenses as well as the revenue from the Joint Development Agreement.

(D)	OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains/(losses), change in fair value of derivative financial instruments and other income are included in other income (expense).  Total other expense was $102,608 for the six months ended June 30, 2010 compared to other expense of $163,825 for the six months ended June 30, 2009.  The decrease of $61,217 is primarily due to the fair value change in the derivative financial instruments reported during the 2009 period.

Interest expense for the six months ending June 30, 2010 and 2009 was $18,149 and $7,609, respectively. The increase of $10,540 in interest expense is primarily attributed to the 2010 period including $16,761 of debt discount amortization related to convertible promissory notes issued during the second quarter of 2010.

Interest income for the six months ending June 30, 2010 and 2009 was $308 and $113,987, respectively. The decrease of $113,679 or 99.7% in interest income is attributed to the Company having to use its surplus of cash for operations.

 At June 30, 2010 the change in the fair value of derivative financial instruments resulted in expense of $101,529 for the period ended June 30, 2010 versus expense of $252,765 for the period ended June 30, 2009, for a change of $151,236.

(E)	NET LOSS

The net loss for the six months ended June 30, 2010 was $5,109,556 ($0.07 per share) compared to $6,080,466 ($0.10 per share) for the six months ended June 30, 2009, a change of $970,910.  The Company losses are attributable to modest revenues and significant expenditures as the Company is still in development stage.

OPERATING ACTIVITIES

 Net cash used in operating activities was $1,776,199 for the six months ended June 30, 2010 compared to $3,088,399  for the six months ended June 30, 2009, a decrease of $1,312,200.  As a development stage company that began operations in 2002, the Company has used net cash in operating activities of approximately $19.2 million from inception through June 30, 2010.

INVESTING ACTIVITIES

 Net cash provided by investing activities was $0 for the six months ended June 30, 2010 and net cash provided by investing activities was $2,112,628   for the six months ended June 30, 2009. Cash provided by investing activities for period ended June 30, 2009 was mainly the proceeds from the sales of the Company’s short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

 As of June 30, 2010, the Company had total current assets of approximately $805,000 and total current liabilities of approximately $3,746,339, resulting in negative working capital of $2,941,000. At June 30, 2010, the Company's current assets consisted of $55,850 in cash and $749,125 in prepaid services. As a development stage company that began operations in 2002, the Company has incurred $47.2 million in cumulative total losses from inception through June 30, 2010.

 As of June 30, 2010, the Company had approximately $56,000 in cash and cash equivalents. The Company has taken extreme measures in reducing operating expenses, particularly payroll expenditures by reducing salaries and by cutting staff to bare minimum.  Our actual operations will be affected by reduction in our payroll and staff related matters. Technological or engineering difficulties are being solved by use of outside consultants. Due to the fact that the Company incurred substantial net losses for the cumulative period from July 19, 2002 (inception) to June 30, 2010 and that it currently has only a small revenue stream to support itself, there is substantial doubt about the Company’s ability to continue as a going concern.

 The Company has been successful in obtaining the required cash resources by issuing stock and convertible promissory notes to service some of the Company's operations for the six month period ended June 30, 2010 and 2009. Net cash provided by (used in) financing activities was approximately $1,791,000 for the six month period ended June 30, 2010 and ($27,000) for the six month period ended June 30, 2009.  During the six months ended June 30, 2010, the Company sold 1,835,922 shares of common stock for gross proceeds of $617,535.  The Company did not have any cash provided from financing activities for the three months ended June 30, 2009. Additionally, during the 2010 period, the Company borrowed $1,193,073 pursuant to various convertible promissory notes. The Company did not sell any stock for cash for the three months period ended June 30, 2009, instead it used cash in the amount of $26,612 for payment on loans.

 During the six months ended June 30, 2010, the Company issued an aggregate of 3,760,044 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $1,861,158, as that was deemed to be the more readily determinable value.  Included in the 3,760,044 shares of Common Stock issued to non-employees are 1,225,000 shares for services to be provided through December 2010.  The unamortized amount of prepaid services at June 30, 2010 is $749,125 (see Note 4).  The Company recorded $853,625 as general and administrative expenses related to the amortization of prepaid stock for services in the accompanying consolidated statement of operations and comprehensive loss for the six months ended June 30, 2010.  The Company also issued 1,400,000 shares of Common Stock valued at $882,000 to Eric Swain, a former CEO of the  Company as part of a severance agreement and 100,000 shares of Common Stock valued at $78,000 to Frank Pringle, another former CEO of the Company, as part of a severance agreement. In the six months ended June 30, 2009, the Company issued 724,000 shares of common stock in payment of services valued at $1,002,920.  $60,800 was recorded as expense in the statement of operations and comprehensive loss and $942,120 was recorded a prepaid expense.

Between January 1, 2010 and June 30, 2010, the Company issued 962,308 common stock warrants to various vendors for services rendered or for services to be rendered.  The warrants have an exercise price ranging from $.58 to $1.30 and all warrants expire within thirty months from date of issuance. Warrants issued for services were valued using the Black-Scholes option-pricing model, with expected volatility ranging from 111% to 137%, risk-free interest rate ranging from .84% to 2.36% and expect life of two years.   An expense of $187,876 was recorded to the statement of operations and comprehensive loss for the six months ended June 30, 2010 for the value of these warrants. For the six months ended June 30, 2009, the Company also granted 650,041 warrants with an average excise price of $1.30 for services rendered or to be performed. An expense of $227,116 was recorded to the statement of operations and comprehensive loss for the value of these warrants.

CAPITAL RESOURCES

(A)	CAPITAL LEASES

 The Company leases certain phone and computer equipment under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the balance sheets as part of property and equipment. The monthly lease payments are $1,293 per month, until June 2011.

(B)	OPERATING LEASES

The Company has four separate lease agreements.  The Company leases two separate facilities in New Jersey.  (i)  The lab and office space in New Jersey under a lease agreement that commenced June 1, 2006, the monthly lease payments were $5,000 per month and the lease expired on May 31, 2009. The Company entered into a new lease on May 12, 2009 to rent only a portion of the current space, the monthly lease payments are approximately $1,700 per month and the lease expires on May 31, 2012.  (ii) The Company also leased manufacturing space in Rockford, Illinois under a lease agreement that commenced May 1, 2008, the monthly lease payments were $2,703 per month and the lease expired on April 30, 2010.  (iii) In October 2008, the Company entered into a new lease for new corporate headquarters office space in New Jersey, and a deposit of $47,500 was made in October 2008.  The Company moved into the 5,124 square feet of office space in March 2009.   The lease is for five years with monthly payments beginning at $6,567 per month and the lease expires April 2014.  (iv) The Company entered into a new lease for lab and office space in North Carolina in June of 2010.   The lease is for five years with monthly payments beginning at $13,613 per month and the lease expires June 2015.   With all leases, the Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.   In June of 2010, as a result of the new North Carolina new lab facility, the Company negotiated a settlement for the former R&D lab lease in Berlin, New Jersey; under the terms of this settlement the Company will pay $16,200 between July 1, 2010 and May 1, 2011.  On June 25, 2010 the leaseholder of the Mount Laurel, New Jersey exercised its right to the $47,500 letter of credit for delinquent payments of rent.  The Company has engaged a commercial real estate broker to market the in Mount Laurel New Jersey for sublet.

Rent expense for the periods ended June 30, 2010 and 2009, and for the cumulative period July 19, 2002 (inception) to June 30, 2010 was approximately $141,504, $94,330 and $540,504, respectively.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. During this evaluation, several material weaknesses were identified. As a result of the material weaknesses, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of June 30, 2010, the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

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

 Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

On February 28, 2011, UAF filed a complaint in the state of North Carolina General Court of Justice in Wake County (1) for breach of contract, alleging damages in the amount of $1,713,000; (2) seeking possession of the Company’s prototype or in the alternative, damages for its conversion; (3) treble damages and attorney’s fees as a resulting from an alleged violation of the Uniform Fraudulent Act; (4) the  appointment of a receiver and (5) seeking a preliminary injunction enjoining the Company and its insiders, employees and or/agents from transferring or disposing of any property or assets of the Company including patents or its prototype. Additionally, on March 3, 2011, UAF filed a temporary restraining order (the “Restraining Order”) in the state of North Carolina in the General Court of Justice in Wake County restraining the Company from selling, disposing, moving or relocating any of the Company’s assets.  The Restraining Order is in effect for ten (10) days from March 3, 2011. The Restraining Order has temporarily been extended until a hearing in the Wake County courts scheduled the week of April 4, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2010, the Company issued an aggregate of 55,259 shares of Common Stock in connection with services rendered with a value equal to approximately $15,000. The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

Private Placement

 During the quarter ended June 30, 2010, the Company issued Convertible Promissory Notes, as amended December 8, 2010 in substantially the form attached hereto as Exhibit 4.1 (collectively, the “Notes”) in an aggregate principal amount equal to $1,193,073 pursuant to the terms and conditions of those Securities Purchase Agreements, as amended by Amendment No.1 to the Securities Purchase Agreement, in substantially the form attached hereto as Exhibit 10.1 (the “Purchase Agreement”) with certain investors (collectively, the "Investors"), in connection with a private placement offering of up to $2,000,000 (the “Offering”) in the Notes. The Notes mature on May 31, 2011 (the “Maturity Date”) and, at the option of the lender, are convertible into shares of the Company’s Series A Preferred Stock (as defined below) at a conversion price equal to the “Series A Financing Selling Price”, upon the earlier to occur of (1) the Maturity Date or (2) the date on which the Company has raised at least $1,000,000 (the “Minimum Amount Closing Date”) in the Offering (the “Conversion Date”). The Company has filed a Certificate of Designations a copy of which is attached hereto as Exhibit 3.2 (the “Certificate of Designations”), which designates 10,000,000 shares of the Company’s preferred stock, par value $0.001 per share (the “Series A Preferred Stock”), with such rights and designations as provided in the Certificate of Designations. As of the Conversion Date, the Investors are entitled to receive a number of shares of Series A Preferred Stock equal to (1) the principal amount of the Note divided by (2) the Conversion Price. Upon conversion of the Notes, the Company will also issue to the Investors, warrants, in the form attached hereto as Exhibit 4.2, to purchase the Company’s common stock, par value $.001 (the “Common Stock”), in an amount equal to the number of shares of the Company’s Series A Preferred Stock into which the Notes converted, with the exercise price of such warrants equal to the par value of the Common Stock ($0.001). The Certificate of Designations provides that the Series A Preferred Stock are convertible into such number of shares of the Company’s Common Stock equal to the number that is (i) the number of Series A Preferred Shares to be converted multiplied by (x) the Original Purchase Price (which is defined as the applicable conversion price of the Series A Preferred Stock under the Notes) divided by (ii) the Conversion Price (which is defined as the Original Purchase Price as adjusted from time to time), then in effect. The Series A Preferred Stock will vote together with the Common Stock as a single class, but the holders of Series A Preferred Stock will be entitled to ten (10) times the number of votes such holders would be entitled to on an as-converted basis.

During the quarter ended June 30, 2010, the Company issued Notes to Investors for an aggregate principal amount of approximately $1,193,073 convertible at the option of the lender, pursuant to the terms and conditions of the Notes into the Company’s Series A Preferred Stock. As of the date of the filing of this report, the Company has issued Notes to Investors for an aggregate principal amount of approximately $1.7 million.  As of March 12, 2011, approximately $1.5 million worth of theses convertible promissory notes were converted into 6,229,997 shares of the Company’s preferred stock and the associated warrants were converted into 6,185,497 common shares. The Company sold the Notes under the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

Board of Director and Executive Management Changes during the quarter ended June 30, 2010.

On April 28, 2010, Mr. Paul Somerville resigned from the board of directors of the Company.

On April 28, 2010, the board of directors of the Company elected Mr. Ken Kinsella, the Company’s Chief Executive Officer, and Mr. David Ames to its Board of Directors.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation, filed as Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, SEC File Number 333-149199 and incorporated herein by this reference.

3.2	Certificate of Designations, filed with the State of Nevada on May 28, 2010.

3.3
Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.2(iii) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, SEC File Number 333-151584, filed on October 22, 2008.

4.1	Form of Amended and Restated Convertible Promissory Notes

4.2	Form of Warrant issued in connection with Amended and Restated Convertible Promissory Notes

10.1	Form of Securities Purchase Agreement as amended, pursuant to which the Company issued the Convertible Promissory Notes.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

GLOBAL RESOURCE CORPORATION

Dated: April 6, 2011	By:	/s/ Ken Kinsella
Ken Kinsella
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer