Form 10-Q
period 2010-09-30
Global Resource CORP
filed 2011-04-14
CIK 1128949

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,662,002 shares of common stock, par value $.001 per share, and 6,229,997 preferred shares, par value $.001, outstanding as of April 13, 2011.

GLOBAL RESOURCE CORPORATION

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Consolidated Balance Sheets	2

	Consolidated Statements of Operations and Comprehensive Loss	3

	Consolidated Statements of Stockholders’ Equity (Deficit)	5

	Consolidated Statements of Cash Flows	4

	Notes to the Consolidated Financial Statements	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II – OTHER INFORMATION :

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Removed and Reserved	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

Signatures		50

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

The results for the period ended September 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2009.

Global Resource Corporation
(A Development Stage Company)
Consolidated  Balance Sheets

	(unaudited)
ASSETS	September 30, 2010	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$75,130	$40,620
Prepaid services	161,125	577,250

Total current assets	236,255	617,870

Property and equipment, net of depreciation	1,003,571	1,430,201

OTHER ASSETS
Deposits	93,174	124,330
Patents	75,709	79,203
Prepaid patent costs	692,417	559,855

Total other assets	861,300	763,388

TOTAL ASSETS	$2,101,126	$2,811,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,467,530	$1,094,844
Deferred revenue	166,667	120,000
Loans payable - equipment	-	17,738
Convertible promissory notes	1,557,562	-
Capital lease obligation - equipment	7,919	12,250
Royalty advance	-	750,000
Severance payable	200,000	200,000

Total current liabilities	3,399,678	2,194,832

LONG-TERM LIABILITIES
Capital lease obligation - equipment, net of current portion	-	5,252
Severance payable, net of current portion	668,742	1,435,485
Derivative financial instruments	3,565	-
Total long-term liabilities	672,307	1,440,737

Total liabilities	4,071,985	3,635,569

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock A - $.001 par value 100,000,000 shares authorized, none issued and	-	-
outstanding at September 30, 2010, none were issued and outstanding at December 31, 2009
Common stock, $.001 par value; 200,000,000 shares authorized, 82,017,197 shares issued	82,017	74,100
and 75,322,236 outstanding at September 30, 2010, 74,100,664 shares issued and
67,405,703 outstanding at December 31, 2009
Additional paid-in capital	47,515,010	42,880,641
Deficit accumulated in the development stage	(47,851,413)	(42,062,378)
	(254,386)	892,363

Treasury Stock at cost	(1,716,473)	(1,716,473)

Total stockholders' equity (deficit)	(1,970,859)	(824,110)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,101,126	$2,811,459

See accompanying notes to consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

					July 19, 2002
					(Inception)
	Three Months Ended		Nine Months Ended		to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

REVENUES	$825,000	$90,000	$1,003,333	$90,000	$1,183,333

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	825,000	90,000	1,003,333	90,000	1,183,333

OPERATING EXPENSES

General and administrative expenses	1,132,008	5,151,889	5,551,304	10,388,171	58,112,891

Research and development expenses	357,415	438,710	1,106,638	1,119,069	3,995,072

Total operating expenses	1,489,423	5,590,599	6,657,942	11,507,240	62,107,963

OPERATING LOSS	(664,423)	(5,500,599)	(5,654,609)	(11,417,240)	(60,924,630)

OTHER INCOME (EXPENSE)
Loss on deposit and other	-	-	-	-	(179,893)
Net realized loss on short-term investments	-	(2,589)	-	(20,027)	(901,795)
Change in fair value of derivative financial instruments	27,487	1,713,449	(74,042)	1,460,684	13,877,637
Interest expense	(42,552)	(1,515)	(60,701)	(9,124)	(130,979)
Interest income	9	1,742	317	115,729	408,247

Total other income (expense)	(15,056)	1,711,087	(134,426)	1,547,262	13,073,217

NET LOSS	(679,479)	(3,789,512)	(5,789,035)	(9,869,978)	(47,851,413)

OTHER COMPREHENSIVE LOSS

Unrealized gain (loss) on short-term investments	-	-	-	237,550
Realized loss on short-term investments, net of taxes,
reclassified from accumulated other comprehensive loss	-	-	-	-

COMPREHENSIVE LOSS	$(679,479)	$(3,789,512)	$(5,789,035)	$(9,632,428)	$(47,851,413)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.06)	$(0.08)	$(0.16)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	74,867,106	63,609,236	73,665,263	63,301,437

See accompanying notes to consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(With Cumulative Totals Since Inception)

			July 19, 2002
	Nine Months Ended		(Inception)
	September 30,	September 30,	to
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,789,035)	$(9,869,978)	$(47,851,413)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	426,630	251,269	1,083,877
Amortization	3,494	-	3,494
Preferred stock issued for services	-	-	400,000
Common stock issued for services	1,656,676	155,750	24,041,985
Amortization of prepaid common stock issued for services	1,091,625	1,973,925	6,875,175
Common stock warrants and options issued for services	937,975	1,403,215	4,320,944
Amortization of deferred compensation	-	-	545,000
Amortization of debt discount	56,511	-	56,511
Loss on sale of property and equipment	-	-	51,441
Loss on sale of real estate and forfeiture of deposit	-	-	212,936
Loss on sale of short-term investments	-	17,438	17,438
Change in severance payable non-cash	-	3,654,714	1,035,485
Change in fair value of derivative financial instruments	3,565	(1,460,684)	(13,948,114)
Other than temporary losses on short-term investments	-	-	1,075,400
Common stock issued as charitable contribution	-	-	50,000

Changes in operating assets and liabilities
Prepaid services	-	85,000	846,625
Deposits	31,156	(301)	(148,174)
Prepaid patent costs	(132,562)	(174,935)	(771,620)
Accounts payable and accrued liabilities	372,686	(221,178)	2,230,366
Deferred revenue	46,667	210,000	166,667
Severance payable	(112,743)	(150,000)	887,257

Total adjustments	4,381,681	5,744,213	29,032,693

Net cash used in operating activities	(1,407,354)	(4,125,765)	(18,818,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment - equipment & machinery	-	(74,718)	(666,697)
Purchase of property and equipment - construction-in-progress	-	(422,908)	(1,352,987)
Proceeds from sale of property and equipment	-	-	44,200
Proceeds from sale of real estate	-	-	617,864
Purchase of short-term investments	-	-	(4,586,334)
Proceeds from sale of short-term investments	-	2,779,993	3,510,934

Net cash provided by (used in) investing activities	-	2,282,367	(2,433,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	617,535	-	21,745,541
Proceeds from stock subscription receivable	-	-	(130,518)
Proceeds from royalty advance	(750,000)	-	-
Purchase of treasury stock	-	-	(1,716,473)
Proceeds from borrowings	1,601,650	-	1,601,650
Repayment of loans payable and capital lease obligation	(27,321)	(35,922)	(173,330)

Net cash provided by (used in) financing activities	1,441,864	(35,922)	21,326,870

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,510	(1,879,320)	75,130

CASH AND CASH EQUIVALENTS
- BEGINNING OF PERIOD	40,620	2,013,730

CASH AND CASH EQUIVALENTS
- END OF PERIOD	$75,130	$134,410	$75,130

SUPPLEMENTAL DISCLOSURES OF
NON-CASH ACTIVITIES:
Interest Paid	$4,190	$9,124	$69,786

See accompanying notes to consolidated financial statements.

Global Resource Corporation
(A Development Stage Company)
Consolidated Statements of  Stockholders' Equity (Deficit)

							(Restated)	Deficit	(Restated)			Accumulated	(Restated)
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	Accumulated		Stock		Other
	Preferred	Par Value $.001	Preferred	Par Value $.001	Common	Par Value $.001	Paid-In	during the	Deferred	Subscription	Treasury	Comprehensive
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Capital	Development Stage	Compensation	Receivable	Stock	Loss	Total

Balance at July 19, 2002 (Inception)		$-		$-	-	$-	-	$-	$-	$-	$-	$-	$-

Issuance of initial founders' shares, September 9, 2002 net of subsequent cancellations					2,555,000								-

Common stock shares issued for cash :
Common stock issued for cash in November 2002, at $.50 per share plus 29,000 warrants					29,000		14,500						14,500

Common stock shares issued for services rendered:
Common stock issued for services rendered, on September 10, 2002, at $0.472 per share					1,000,000		472,000						472,000
Common stock issued for services rendered, in November and December , 2002, at $0.50 per share, plus 13,600 warrants					13,600		6,800						6,800

Net loss for the period July 19, 2002 (Inception) through December 31, 2002 (Restated, see Note 19)								(508,508)					(508,508)

Balance at December 31, 2002 (Restated, see Note 19)	-	-	-	-	3,597,600	-	493,300	(508,508)	-	-	-	-	(15,208)

Re-issuance of initial founders' shares, July 2003					1,455,000								-

Common stock shares issued for cash :
Common stock issued for cash from January 2003 to December 2003, at $.50 per share plus 519,800 warrants					519,800		259,900						259,900

Stock subscriptions receivable, net										(14,340)			(14,340)

Net loss for the year ended December 31, 2003, (Restated, see Note 19)								(203,659)					(203,659)

Balance at December 31, 2003 (Restated, see Note 19)	-	-	-	-	5,572,400	-	753,200	(712,167)	-	(14,340)	-	-	26,693

Common stock shares issued for cash :
Common stock issued for cash from January 2004 to December 2004, at $.50 per share plus 917,645 warrants					917,645		553,105						553,105

Common Stock Shares issued for services rendered:
Common stock issued for services rendered on October 12, 2004, at $1.00 per share					545,000		545,000		(545,000)				-

Other:

Common stock issued in exchange for real estate on August 25, 2004 at $1.00 per share plus 500,000 warrants					500,000		500,000						500,000

Common stock issued in exchange for real estate on September 7, 2004 at $1.00 per share plus 150,000 warrants					150,000		150,000						150,000

Common stock issued as charitable contribution on October 12, 2004, at $1.00 per share					50,000		50,000						50,000

Initial founders' shares cancelled on October 28, 2004					(250,000)								-

Stock subscriptions receivable, net										(74,240)			(74,240)

Net loss for the year ended December 31, 2004								(672,219)					(672,219)

Balance at December 31, 2004	-	-	-	-	7,485,045	-	2,551,305	(1,384,386)	(545,000)	(88,580)	-	-	533,339

Common stock shares issued for cash :

Common stock issued for cash from January 2005 to December 2005 at $1.00 per share plus 163,980 warrants					165,980		181,980						181,980
Common stock issued for cash from September 2005 to December 2005 at $2.00 per share plus 270,470 warrants					270,470		443,930						443,930
Common stock issued for cash on December 30 and 31, 2005, at $1.02 per share plus 126,705 warrants					126,705		163,362						163,362
Common stock issued for cash on December 30, 2005, at $.99 per share plus 8,000 warrants					2,000		1,985						1,985
Common stock issued for cash on December 30, 2005, at $.73 per share plus 66,000 warrants					16,500		12,033						12,033
Common stock issued for cash on December 30, 2005, at $.70 per share plus 472,000 warrants					118,000		82,808						82,808
Common stock issued for cash on December 30, 2005, at $.65 per share plus 105,200 warrants					26,300		17,050						17,050
Common stock issued for cash on December 30, 2005, at $.64 per share plus 60,800 warrants					15,200		9,750						9,750
Common stock issued for cash on December 30, 2005, at $.36 per share plus 18,000 warrants					4,500		1,610						1,610
													-
Common Stock Shares issued for services rendered:

Common stock issued for services rendered from March 2005 to December 2005, at $1.00 per share, plus 53,000 warrants					53,500		53,500						53,500

Other:

Common stock issued in exchange for real estate on January 18, 2005 at $1.00 per share plus 80,800 warrants					80,800		80,800						80,800

Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on February 23, 2005					7,500,000								-
Common stock issued to Careful Sell Holdings, LLC to acquire technology with zero value on March 29, 2005					30,000,000								-

Common stock issued for payment of debts on March 11, 2005, at $1.00 per share plus 1,087 warrants					1,087		1,087						1,087

Stock subscriptions receiveable, net										10,398			10,398

Amortization of deferred compensation									109,000				109,000

Net loss for the year ended December 31, 2005								(1,291,169)					(1,291,169)

Balance at December 31, 2005	-	-	-	-	45,866,087	-	3,601,200	(2,675,555)	(436,000)	(78,182)	-	-	411,463

Common stock shares issued for cash :
Common stock issued for cash on February 9, 2006, at $.31 per share plus 52,000 warrants					26,000		8,125						8,125
Common stock issued for cash on March 17, 2006, at $.36 per share plus 308,000 warrants					154,000		55,175						55,175
Common stock issued for cash on May 20, 2006, at $.49 per share plus 10,000 warrants					6,436		3,148						3,148
Common stock issued for cash on June 12, 2006, at $.50 per share plus 50,000 warrants					25,000		12,485						12,485
Common stock issued for cash on September 14, 2006, at $.35 per share plus 863,200 warrants					431,600		288,207						288,207
Common stock issued for cash from February 1, 2006 to September 15, 2006 at $1.00 per share plus 1,337,450 warrants					1,309,650		1,318,010						1,318,010
Common stock issued for cash in February 2006 and July 2006, at $1.02 per share plus 922,000 warrants					486,000		495,614						495,614
Common stock issued for cash on January 9, 2006, at $1.18 per share plus 61,000 warrants					61,000		72,000						72,000
Common stock issued for cash from January 2006 to September 15, 2006 at $2.00 per share plus 391,100 warrants					286,600		558,112						558,112

Common Stock Shares issued for services rendered:
Common stock issued for services rendered, on September 22, 2006, at $1.04 per share plus 14,123 warrants					14,123		14,746						14,746

Common stock issued for services rendered to old GRC (shell)'s officer, on September 23, 2006, at $2.00 per share					25,000	25	49,975						50,000

Other:

Common stock issued in exchange for investment in real estate on September 18, 2006, at $2.00 per share, plus 22,500 warrants					22,500		45,000						45,000

Common stock issued for conversion of old GRC (shell)'s debt on September 26, 2006, at approximately $0.05 per share					2,681,837	2,682	118,000						120,682

Stock subscriptions receiveable, net										(582,511)			(582,511)

Reclass deferred compensation due to adoption of SFAS 123(R)							(436,000)		436,000				-

Amortization of deferred compensation							109,000						109,000

Effect of reverse merger September 22, 2006					72,241	48,761	(169,444)						(120,683)

Common and Preferred Stock A issued for merger with Mobilestream Oil, Inc. on December 31, 2006, at $0.26 per share plus 27,205,867 warrants	35,236,188	35,236			11,145,255	11,145	3,310,274	(10,498)					3,346,157

Cancellation of shares for merger with Mobilestream, Inc. on November 28, 2006					(37,500,000)	(37,500)	37,500						-

Reclassification of derivative liability on warrants							(16,139,529)						(16,139,529)

Net loss for the year ended December 31, 2006								(5,010,541)					(5,010,541)

Balance at December 31, 2006	35,236,188	35,236	-	-	25,113,329	25,113	(6,648,402)	(7,696,594)	-	(660,693)	-	-	(14,945,340)

Common stock shares issued for cash :
Common stock issued for cash from January 29, 2007 to February 21, 2007, at $0.30 per share					17,500	18	5,232						5,250
Common stock issued for cash from April 2, 2007 to June 25, 2007 at $0.32 per share					499,564	500	157,709						158,209
Common stock issued for cash on March 7, 2007, at $1.08 per share (from stock to be issued liability)					186,822	187	201,156						201,343
Common stock issued for cash on October 25, 2007, at $2.00 per share					2,500	2	4,998						5,000
Common stock issued for cash on December 20, 2007, at $1.00 per share plus 625,000 warrants					1,000,000	1,000	999,000						1,000,000

Common Stock Shares issued for services rendered:
Common stock issued for services rendered, on March 19, 2007 and July 9, 2007, at $1.00 per share					9,700	10	9,690						9,700
Common stock issued for services rendered, on March 19 and 20, 2007, at $0.50 per share					31,000	31	20,969						21,000
Common stock issued to employee for services rendered, on April 20, 2007, at $1.38 per share					250,000	250	344,750						345,000
Common stock issued for services rendered, on May 30, 2007, at $1.05 per share					3,417	3	3,301						3,304
Common stock issued to employee for services rendered, on June 1, 2007, at $1.36 per share					194,500	195	264,325						264,520
Common stock issued for services rendered, on July 18, 2007, at $0.80 per share					37,500	37	29,963						30,000
Common stock issued to employee for services rendered, on August 1, 2007, at $4.43 per share					100,000	100	442,900						443,000
Common stock issued to employee for services rendered, on August 19, 2007, at $4.50 per share					250,000	250	1,124,750						1,125,000
Common stock issued for services rendered, on August 30, 2007, at $2.27 per share					3,745	3	8,497						8,500
Common stock issued for services rendered, on August 30, 2007, at $0.69 per share					30,041	30	20,698						20,728
Common stock issued for services rendered, on August 31, 2007, at $3.41per share					361,000	361	1,230,649						1,231,010
Common stock issued for services to be performed, service valued on September 14, 2007, at $2.29 per share					150,000	150	343,350						343,500
Common stock issued to employee for services rendered, on October 1, 2007, at $2.60 per share					300,000	300	779,700						780,000
Common stock issued for services to be performed, service valued on October 02, 2007, at $2.47 per share					350,000	350	864,150						864,500
Common stock issued for services to be performed, service valued on October 02, 2007, at $2.40 per share					75,000	75	179,926						180,001
Common stock issued for services rendered, on October 9, 2007, at $2.69 per share					47,579	47	127,703						127,750
Common stock issued to employee for services rendered, on October 22, 2007, at $1.86 per share					50,000	50	92,950						93,000
Common stock issued for services rendered, on October 29, 2007, at $2.25 per share					150,000	150	337,350						337,500
Common stock issued for services rendered, on November 9, 2007, at $3.23 per share					130,000	130	419,770						419,900
Common stock issued for services rendered, on November 19, 2007, at $3.50 per share					50,000	50	174,950						175,000
Common stock issued for services rendered, on November 26, 2007, at $3.01 per share					30,000	30	90,270						90,300
Common stock issued for services rendered, on December 3, 2007, at $2.00 per share					45,094	45	89,955						90,000
Common stock issued for services rendered, on December 4, 2007, at $3.15 per share					50,000	50	157,450						157,500
Common stock issued for services rendered, on December 11, 2007, at $2.50 per share					200,000	200	499,800						500,000
Common stock issued for services rendered, on December 17, 2007, at $1.446 per share					400,000	400	578,052						578,452
Common stock issued for services rendered, on December 17, 2007, at $2.50 per share					100,000	100	249,900						250,000
Common stock issued for services rendered, on December 18, 2007, at $3.02 per share					50,000	50	150,950						151,000
Common stock issued for services rendered, on December 21, 2007, at $3.00 per share					40,000	40	119,960						120,000
Common stock issued for services rendered, on December 27, 2007, at $3.10 per share					50,000	50	154,950						155,000

Other:

Preferred Stock B Shares issued for settlement of services			1,000	1			399,999						400,000

Treasury stock, purchased from former officer on May 17, 2007, at $.70 per share					(94,961)						(66,473)		(66,473)

Stock subscriptions receiveable, net										475,000			475,000

Amortization of deferred compensation							109,000						109,000

Reclassification of derivative liability into additional paid in capital due to cancellation of warrants							2,187,850						2,187,850

Net loss for the year ended December 31, 2007 (Restated, see Note 20)								(6,578,331)					(6,578,331)

Balance at December 31, 2007 (Restated, see Note 20)	35,236,188	35,236	1,000	1	30,263,330	30,358	6,328,170	(14,274,925)	-	(185,693)	(66,473)	-	(8,133,326)

Common stock shares issued for cash :
Common stock issued for cash on February 19, 2008, at $2.00 per share	17,000	17	33,983	34,000
Common stock issued for cash on March 5, 2008, at $1.61 per share	31,057	31	49,969	50,000
Common stock issued for cash from March 18, 2008 to October 15, 2008 at $1.00 per share, plus 6,081,768 warrants	8,808,987	8,809	8,799,779	8,808,588
Common stock issued for cash on March 26, 2008, at $1.18 per share	9,000	9	10,611	10,620
Common stock issued for cash on April 11, 2008, at $1.11 per share, plus 1,929,775 warrants	1,929,775	1,930	2,148,662	2,150,592
Common stock issued for cash on April 25, 2008, at $1.19 per share, plus 1,487,139 warrants	1,487,139	1,487	1,771,366	1,772,853
Common stock issued for cash on May 15, 2008, at $1.10 per share plus 39,100 warrants	39,100	39	42,891	42,930
Common stock issued for cash on August 21, 2008, at $.88 per share	10,000	10	8,740	8,750
Common stock issued for cash on September 4, 2008, at $1.04 per share	13,867	14	14,384	14,398
Common stock issued on December 16, 2008, at $0 per share	850,000	850	1,089	1,939

Common stock shares issued for services rendered:

Common stock issued for services rendered, on February 1, 2008, at $2.95 per share	100,000	100	294,900	295,000
Common stock issued for services rendered, on February 6, 2008, at $2.63 per share	150,000	150	394,350	394,500
Common stock issued for services rendered, on February 13, 2008, at $2.39 per share	12,500	13	29,862	29,875
Common stock issued for services rendered, on February 15, 2008, at $2.42 per share	20,000	20	48,380	48,400
Common stock issued for services rendered, on February 28, 2008, at $2.15 per share	25,000	25	53,725	53,750
Common stock issued for services rendered, on February 29, 2008, at $2.19 per share	175,000	175	383,075	383,250
Common stock issued for services rendered, on March 14, 2008, at $2.10 per share	5,000	5	10,495	10,500
Common stock issued for services rendered, on March 18, 2008 and March 19, 2008 at $1.60 per share	50,000	50	79,950	80,000
Common stock issued for services rendered, on March 31, 2008 and April 4, 20008 at $1.90 per share	1,436,666	1,437	2,728,228	2,729,665
Common stock issued for services rendered, on April 1, 2008, at $1.95 per share	70,000	70	136,430	136,500
Common stock issued for penalty, on April 2, 2008, at $1.84 per share	50,000	50	91,950	92,000
Common stock issued for services rendered, on April 14, 2008, at $3.05 per share	150,000	150	457,350	457,500
Common stock issued for services rendered, on April 29, 2008, at $3.07 per share	883,333	883	2,710,950	2,711,833
Common stock issued for services rendered, on May 7, 2008, at $2.55 per share	1,000,000	1,000	2,549,000	2,550,000
Common stock issued for services rendered, on May 12, 2008, at $2.65 per share	20,000	20	52,980	53,000
Common stock issued for services rendered, on May 13, 2008, at $2.79 per share	50,000	50	139,450	139,500
Common stock issued for services rendered, on June 3, 2008, at $2.10 per share	150,000	150	314,850	315,000
Common stock issued for services rendered, on June 11, 2008 and June 13, 2008 at $2.25 per share	213,750	214	480,724	480,938
Common stock issued for penalty to "POOF", on June 30, 2008, at $2.09 per share	650,000	650	1,357,850	1,358,500
Common stock issued for services rendered, on July 14, 2008, at $1.66 per share	200,000	200	331,800	332,000
Common stock issued for services rendered, on July 25, 2008, at $1.40 per share	75,000	75	104,925	105,000
Common stock issued for services rendered, on August 8, 2008, at $1.03 per share	75,000	75	77,175	77,250
Common stock issued for services rendered, on August 25, 2008, at $1.25 per share	6,000	6	7,494	7,500
Common stock issued for services rendered, on September 8, 2008, at $.96 per share	1,500,000	1,500	1,438,500	1,440,000
Common stock issued for services rendered, on October 7, 2008, at $1.49 per share	100,000	100	148,900	149,000
Common stock issued for services rendered, on October 15, 2008, at $1.25 per share	60,000	60	74,940	75,000
Common stock issued for services rendered, on October 20, 2008, at $1.50 per share	125,000	125	187,375	187,500
Common stock issued for services rendered, on October 24, 2008, at $1.37 per share	100,000	100	136,900	137,000
Common stock issued for services rendered, on October 31, 2008, at $1.55 per share, plus 300,000 warrants	150,000	150	232,350	232,500
Common stock issued for services rendered, on December 16, 2008, at $1.35 per share	12,600	13	16,997	17,010
Common stock issued for services rendered, on December 18, 2008, at $1.08 per share	100,000	100	107,900	108,000

Common stock issued to employees for services rendered, on June 26, 2008, at $2.08 per share	7,500	8	16,632	16,640

Common stock warrants and option activity:
Common Stock Warrants issued for services (BOD) on February 7, 2008, at $2.43 per share (6,000 warrants)			21,870	21,870
Common Stock Warrants issued for services (BOD) on May 21, 2008, at $2.47 per share (9,000 warrants)			14,795	14,795
Common Stock Warrants issued for services (BOD) on September 23, 2008, at $2.25 per share (25,000 warrants)			50,000	50,000
Common Stock Warrants issued for services (BOD) on November 13, 2008, at $1.35 per share (20,000 warrants)			24,600	24,600
Common Stock Warrants issued for services to non-employee on September 3, 2008, at $2.75 per share (76,500 warrants)			78,030	78,030
Common Stock Warrants issued for services to non-employee on October 1, 2008, at $1.36 per share (300,000 warrants)			102,285	102,285

Common Stock Warrants exercised cashless by Nutmeg/Black Diamond on April 2, 2008, at $1.84 per share	124,489	124	(124)	-
Common Stock Warrants exercised cashless by POOF on July 3, 2008, at $1.42 per share	325,957	326	(326)	-

Common Stock Options issued to employee on October 1, 2008, at fair value of $1.04 per share			1,040,000	1,040,000

Other:

Preferred stock B - converted to common stock on April 8, 2008			(1,000)	(1)	206,559	207	(206)						-
Preferred stock A - converted by former officer into common stock on June 25, 2008	(1,791,064)	(1,791)			895,532	895	896						-
Preferred stock A - converted by former officer into common stock on August 13, 2008	(33,440,124)	(33,440)			16,720,062	16,720	16,720						-

Treasury stock, purchased from former officer on August 13, 2008, for $.25 per share					(6,600,000)						(1,650,000)		(1,650,000)

Stock subscription receivable, net							(130,518)			185,693			55,175

Record other comprehensive loss - net unrealized gain /(loss) on short-term investments :
Other comprehensive loss - net unrealized loss recorded at June 30, 2008												(142,312)	(142,312)
Other comprehensive loss - net unrealized loss recorded at September 30, 2008												(819,015)	(819,015)
Other comprehensive loss - net unrealized loss recorded at December 31,2008												(114,073)	(114,073)
Reclassification of unrealized loss deemed to be other than temporary												837,850	837,850

Amortization and write-off of deferred compensation							218,000						218,000

Net loss for the year ended December 31, 2008								(15,495,349)					(15,495,349)

Balance at December 31, 2008	5,000	$5	-	$-	62,854,203	$69,549	35,842,053	$(29,770,274)	$-	$-	$(1,716,473)	$(237,550)	$4,187,310

Common stock shares issued for cash :
Common stock issued for cash on December 15, 2009, at $0.50 per share					250,000	250	125,581						125,831

Common stock shares issued for services rendered:
Common stock issued for services rendered, on January 8, 2009, at $1.17 per share plus 150,000 warrants					60,000	60	70,140						70,200
Common stock issued for services rendered, on February 24, 2009, at $1.30 per share					15,000	15	19,485						19,500
Common stock issued for services rendered, on March 20, 2009, at $1.25 per share plus 60,041 warrants					19,000	19	23,731						23,750
Common stock issued for services rendered, on April 22, 2009, at $1.13 per share					225,000	225	254,025						254,250
Common stock issued for services rendered, on March 24, 2009, at $1.37 per share					105,000	105	143,745						143,850
Common stock issued for services rendered, on May 12, 2009, at $1.64 per share					300,000	300	491,700						492,000
Common stock issued for services rendered, on September 10, 2009, at $0.90 per share					125,000	125	112,375						112,500
Common stock issued for services rendered, on October 10, 2009, at $1.08 per share					600,000	600	647,400						648,000
Common stock issued for services rendered, on October 10, 2009, at $1.08 per share					450,000	450	485,550						486,000
Common stock issued for services rendered, on November 20, 2009, at $0.91 per share					250,000	250	227,250						227,500
Common stock issued for services rendered, on November 23, 2009, at $0.87 per share					250,000	250	217,250						217,500
Common stock issued for services rendered, on November 30, 2009, at $0.80 per share					300,000	300	239,700						240,000
Common stock issued for services rendered, on December 17, 2009, at $0.62 per share					400,000	400	231,600						232,000
Common stock issued for services rendered, on December 15, 2009, at $0.58 per share					200,000	200	115,800						116,000
Common stock issued for services rendered, on December 15, 2009, at $0.58 per share					200,000	200	115,800						116,000
Common stock issued for services rendered, on December 16, 2009, at $0.58 per share					200,000	200	137,663						137,863
Common stock issued for services rendered, on December 17, 2009, at $0.62 per share					500,000	500	309,500						310,000
Common stock issued for services rendered, on December 21, 2009, at $0.59 per share					100,000	100	58,900						59,000

Common stock warrants and option activity:

Common Stock Warrants issued for services to non-employees on January 2, 2009, at $1.50 per share							103,147						103,147
Common Stock Warrants issued for services to non-employees on February 18, 2009, at $2.50 per share							31,666						31,666
Common Stock Warrants issued for services to non-employees on March 2, 2009, at $1.02 per share							54,618						54,618
Common Stock Warrants issued for services (BOD) on March 27, 2009, at $1.04 per share (30,000 warrants)							27,119						27,119
Common Stock Warrants issued for services (BOD) on August 5, 2009, at $1.10 per share (25,000 warrants)							24,519						24,519
Common Stock Warrants amortization expense for warrants issued for services to non-employees on October 31, 2008, at $1.58 per share							306,855						306,855
Record Common Stock Options expense for options issued to former employee on October 5, 2009, at fair value of $1.18 per share							1,986,236						1,986,236
Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.50 per share							98,661						98,661
Common Stock Warrants issued for services to non-employees on April 1, 2009, at $1.01 per share							140,880						140,880
Common Stock Warrants issued for services to non-employees on November 11, 2009, at $0.58 per share							54,653						54,653
Common Stock Warrants issued for services to non-employees on November 23, 2009, at $0.58 per share							17,584						17,584
Common stock Warrants issued for services to former employee on December 15, 2009 at $0.58 per share							93,836						93,836
Common stock Warrants issued for services to former employee on December 15, 2009 at $0.58 per share							71,616						71,616
													-
Other:													-
													-
Preferred stock A - converted to common stock on January 6, 2009	(5,000)	(5)			2,500	2	3						-
													-
Record other comprehensive loss - unrealized loss recorded at July 31, 2009												237,550	237,550
													-
Net loss for the year ended December 31, 2009								(12,292,104)					(12,292,104)
								.
Balance at December 31, 2009	-	$-	-	$-	67,405,703	$74,100	42,880,641	$(42,062,378)	$-	$-	$(1,716,473)	$-	$(824,110)

Common stock shares issued for cash :
Common stock issued for cash on January 14, 2010, at $0.40 per share					97,950	98	39,090						39,188
Common stock issued for cash on January 25, 2010, at $0.65 per share					153,847	154	99,846						100,000
Common stock issued for cash on January 28, 2010, at $0.40 per share					175,000	175	69,729						69,904
Common stock issued for cash on February 5, 2010, at $0.33 per share					300,000	300	99,661						99,961
Common stock issued for cash on February 9, 2010, at $0.40 per share					100,000	100	39,900						40,000
Common stock issued for cash on February 23, 2010, at $0.40 per share					32,500	32	12,968						13,000
Common stock issued for cash on February 23, 2010, at $0.30 per share					156,000	156	46,644						46,800
Common stock issued for cash on February 26, 2010, at $0.30 per share					50,000	50	14,950						15,000
Common stock issued for cash on March 5, 2010, at $0.25 per share					155,000	155	38,595						38,750
Common stock issued for cash on March 10, 2010, at $0.30 per share					66,667	67	19,904						19,971
Common stock issued for cash on March 12, 2010, at $0.30 per share					283,333	283	84,678						84,961
Common stock issued for cash on March 25, 2010, at $0.19 per share					265,625	266	49,734						50,000
													-
Common stock shares issued for services rendered:													-
Common stock issued for services rendered, on January 6, 2010, at $.58 per share					725,000	725	419,775						420,500
Common stock issued for services rendered, on January 12, 2010, at $.75 per share					330,642	331	247,431						247,762
Common stock issued for services rendered, on February 2, 2010, at $.62 per share					250,000	250	154,750						155,000
Common stock issued for services rendered, on February 5, 2010, at $.57 per share					250,000	250	142,250						142,500
Common stock issued for services rendered, on February 9, 2010, at $.62 per share					164,423	164	101,475						101,639
Common stock issued for services rendered, on February 12, 2010, at $.50 per share					5,050	5	2,495						2,500
Common stock issued for services rendered, on February 17, 2010, at $.51 per share					500,000	500	254,500						255,000
Common stock issued for services rendered, on February 23, 2010, at $.45 per share					300,000	300	134,700						135,000
Common stock issued for services rendered, on February 24, 2010, at $.45 per share					10,000	10	5,090						5,100
Common stock issued for services rendered, on February 25, 2010, at $.41 per share					316,789	317	129,683						130,000
Common stock issued for services rendered, on March 12, 2010, at $.39 per share					17,948	18	6,982						7,000
Common stock issued for services rendered, on March 15, 2010, at $.32 per share					360,000	360	114,840						115,200
Common stock issued for services rendered, on March 25, 2010, at $.19 per share					200,000	200	37,800						38,000
Common stock issued for services rendered, on March 30, 2010, at $.25 per share					28,000	28	6,972						7,000
Common stock issued for services rendered, on March 31, 2010, at $.34 per share					246,933	247	83,710						83,957
Common stock issued for services rendered, on April 14, 2010, at $.36 per share					6,944	7	2,493						2,500
Common stock issued for services rendered, on April 28, 2010, at $.28 per share					8,928	9	2,491						2,500
Common stock issued for services rendered, on May 13, 2010, at $.25 per share					10,000	10	2,490						2,500
Common stock issued for services rendered, on May 27, 2010, at $.27 per share					9,259	9	2,491						2,500
Common stock issued for services rendered, on June 14, 2010, at $.27 per share					9,259	9	2,491						2,500
Common stock issued for services rendered, on June 28, 2010, at $.23 per share					10,869	11	2,489						2,500
Common stock issued for services rendered, on July 01, 2010, at $.35 per share					153,623	154	53,614						53,768
Common stock issued for services rendered, on July 13, 2010, at $.40 per share					6,250	6	2,494						2,500
Common stock issued for services rendered, on July 28, 2010, at $.39 per share					6,410	6	2,494						2,500
Common stock issued for services rendered, on August 12, 2010, at $.47 per share					5,319	5	2,495						2,500
Common stock issued for services rendered, on August 27, 2010, at $.35 per share					7,143	7	2,493						2,500
Common stock issued for services rendered, on September 14, 2010, at $.30 per share					8,333	8	2,492						2,500
Common stock issued for services rendered, on September 20, 2010, at $.15 per share					123,639	124	18,626						18,750
Common stock issued for services rendered, on September 21, 2010, at $.23 per share					347,826	348	79,652						80,000

Common stock shares issued for severance:
Common stock issued for severance, on January 27, 2010, at $.63 per share					1,400,000	1,400	880,600						882,000
Common stock issued for severance, on January 29, 2010, at $.78 per share					100,000	100	77,900						78,000

Common stock shares issued in replacement of warrants:
Common stock issued in replacement of warrants, on January 29, 2010, at $.63 per share					36,667	37	23,064						23,101
Common stock issued in replacement of warrants, on February 1, 2010, at $.63 per share					31,667	32	19,919						19,951
Common stock issued in replacement of warrants, on February 2, 2010, at $.63 per share					4,999	5	3,144						3,149
Common stock issued in replacement of warrants, on February 11, 2010, at $.53 per share					15,000	15	7,935						7,950
Common stock issued in replacement of warrants, on March 22, 2010, at $.63 per share					35,934	36	22,601						22,637
Common stock issued in replacement of warrants, on March 29, 2010, at $.25 per share					37,757	38	9,401						9,439

Common stock warrants and option activity:
Warrants for services q1 2010							406,100						406,100
Warrants for services q2 2010							155,967						155,967
Warrants for services q3 2010							289,681						289,681

Debt issuance discount							100,600						100,600
													-
Net loss for nine month period ended September 30, 2010								(5,789,035)					(5,789,035)

	-	-	-	-	75,322,236	82,017	47,515,010	(47,851,413)	-	-	(1,716,473)	-	(1,970,859)

NOTES TO FINANCIAL STATEMENTS
Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010

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

The Company is considered to be in the development stage as defined the Financial Accounting Standards Board (“FASB”) in accordance with Accounting Standards Codification (“ASC”), 915-205-45 "Accounting and Reporting by Development Stage Enterprises ".  The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and resources in bringing its product to the market and the raising of capital. The Company has begun generating revenue from licensing agreements and has taken a conditional order for one development prototype machine related to one of those license agreements as of September 30, 2010 (see note 8 subsequent events).

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

Recapitalization Transaction

Each of the foregoing transactions changed the reporting entity of the Company.  As a result of the CRC transaction, the Company’s reporting reflected the historical accounts of CRC.  Subsequently, as a result of the Mobilestream transaction, the Company’s financial statements were combined with Mobilestream on an “as-if” pooling basis since the date common control was established. As a result of a February 2006 recapitalization transaction between Mobilestream, legal acquirer, and

Global Resource Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010

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

For the quarter ended and nine months ended September 30, 2010 $75,000 and $253,000, respectively, of the Company’s revenues were generated from a licensing agreement (see Note 7 – Commitments and Contingencies –Schlumberger Agreement). Additionally, during the third quarter of 2010, the Company recognized a one time license fee of $750,000 upon termination of a license agreement  (see Note 7 – Commitments and Contingencies –Joint Development Agreement).

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

Research and Development Costs

The Company complies with the accounting and reporting requirements of FASB ASC 730-10, “ Accounting for Research and Development Cost”.   Research and development (“R & D”) costs consist of all activities associated with the development and enhancement of products using the Company’s microwave Technology.  R & D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   R & D costs are expensed when incurred.

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

On January 1, 2006, the Company adopted the provisions of ASC 718 using the modified prospective transition method. The total expense associated with stock-based employee compensation was approximately $0 and $180,000 for the three months ended September 30, 2010 and 2009, respectively.  The total expense associated with stock-based employee compensation was $0 and $960,000 for the nine months ended September 30, 2010 and 2009  and $3,316,000 for the period July 19, 2002 (inception) to September 30, 2010.

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

Unexercised common stock options and warrants to purchase common stock, and preferred stock convertible into common stock as of September 30, 2010 and 2009 respectively, are as follows:

	2010	2009
Options	3,200,000	3,200,000

Warrants	24,278,732	22,075,836

Convertible preferred stock	-	-

Total	27,478,732	25,275,836

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive as of September 30, 2010 and 2009.

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

NOTE 3-GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses in the amount of $5,789,035 for the nine months ended September 30, 2010 and $47,851,413 for the cumulative period from July 19, 2002 (inception) to September 30, 2010. The Company also had negative cash flows from its operations in the amount of $1,407,354 and $18,818,720 for the nine months ended September 30, 2010 and for the cumulative period from July 19, 2002 (inception) to September 30, 2010, respectively.

Based on the Company’s current operating plan, total cash expenditures needed for the next twelve months are expected to exceed the Company’s cash of approximately $75,000 as of September 30, 2010.  The Company’s assessment of its cash needs may be affected by changes in the assumptions relating to the Company’s strategy, technological and engineering requirements in the development of its products as well as payroll, staff and administrative related matters.

On April 23, 2009, the Company, through a wholly-owned subsidiary, entered into a Joint Development Agreement pursuant to which the Company received $300,000 on May 22, 2009 and another $300,000 in April 2010 and upon a successful completion of Phase I of the Agreement. Upon commencement of Phase II the Company is to receive a $1,000,000 one-time engineering fee (See Note 7 – Commitments and Contingencies – Schlumberger Agreement).  On October 14, 2009, the Company entered into a licensing and purchasing agreement and received a $750,000 licensing fee (see Note 7 – Commitments and Contingencies – Universal Alternative Fuels Agreement).

The Company has completed a development prototype fixed frequency microwave reactor system, named “Patriot-1” which it has used to demonstrate the decomposition of tires into diesel oil, combustible gas and carbon char.  Between May 4, 2009 and March 23, 2010, the Company provided public demonstrations of the Patriot-1 to prospects, partners and dignitaries at its outside contract manufacturer’s facility (Ingersoll Production System) located in Rockford, Illinois and has since relocated the Patriot-1 to a new facility in North Carolina.  As of September 30, 2010, the Company did not have any committed orders for its equipment.  (However, see Note 7 - with respect to an order for a development prototype machine received on October 14, 2009 from Universal Alternative Fuels, Inc.).  Management believes that it will take the Company approximately twelve months to deliver a system from the time the Company receives an order. Management currently anticipates that each order will be accompanied by a deposit from the purchaser which will be recorded as deferred revenue until the equipment is shipped, installed and operating successfully at the destination site.

The Company’s plans to address the expected cash shortfall are dependent upon its ability to raise capital or to secure significant sales orders of our system as a source of revenue.  Subsequent to the balance sheet date of September 30, 2010, the Company has raised approximately $1,133,467 in cash from various equity and debt transactions.  There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations thus raising substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities in the normal course of business.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4- BALANCE SHEET COMPONENTS

Prepaid Services

During the nine months ended September 30, 2010, the Company issued an aggregate of 1,225,000 shares of common stock   to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $675,500, as that was deemed to be the more readily determinable value.

During the three month and nine month periods ended September 30, 2010, the Company recorded an expense of $238,000 and $1,091,625, respectively, to the accompanying consolidated statement of operations and comprehensive loss for the amortization of stock issued for services during 2009 and 2010.  The unamortized amount as of September 30, 2010 is $161,125.

During the three month and nine month periods ended September 30, 2009, the Company recorded an expense of $632,625 and $1,933,925 to the accompanying consolidated statement of operations and comprehensive loss for the amortization of stock issued for services that were issued in 2009 and 2008.

Property and Equipment

Property and equipment as of September 30, 2010 and December 31, 2009 were as follows:

	Estimated Useful Lives (Years)	2010	2009
Testing equipment	5 – 7	$493,906	$493,906
Office, future & computer equipment	3 – 5	132,079	132,079
Leasehold improvements	3	17,820	17,820
Phone equipment – Capital lease	3	32,432	32,432
Prototype – “Patriot-1”	3	1,352,986	1,352,986
	Total	2,029,223	2,029,223

Less accumulated depreciation and amortization		1,025,652	599,022
Net Property and Equipment		$1,003,571	$1,430,201

Depreciation expense charged to operations for the quarters ended September 30, 2010 and 2009 was $141,538 and $141,527, respectively.  Depreciation expense charged to operations for the nine months ended September 30, 2010 and 2009 and the cumulative period July 19, 2002 (inception) to September 30, 2010, was $426,631, $251,269 and $1,083,877, respectively.

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

On December 8, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,629,427 to the Company.  The Company anticipates that this technology will be the core of the Company's Patriot 2 TM Tire-to-Fuel Oil Recycling System, in addition to other potential future applications.   This patent was determined to have a value of $79,203 and reclassified from prepaid patent to patents on the December 31, 2009 Consolidated Balance Sheet.

The prepaid patent costs are $692,417 and $559,855 at September 30, 2010 and December 31, 2009, respectively.  Patent amortization expense charged to operations for the nine months ended September 30, 2010 and 2009 and the cumulative period July 19, 2002 (inception) to September 30, 2010, was $3,494, $0, and $3,494, respectively.

Royalty Advance Related to Joint Development Agreement (Universal Alternative Fuels Agreement)

As more fully described in Note 7 – Commitments and Contingencies, on October 14, 2009, the Company entered into a license agreement with Universal Alternative Fuels (“UAF”) and during the fourth calendar quarter of 2009 received $750,000 as a license fee.

As of December 31, 2009, the $750,000 paid to the Company from UAF has been recognized on the Consolidated Balance Sheet as a current liability (Royalty Advance fee).   During the third quarter of 2010, the Company recognized this advance as revenue upon termination of the underlying license agreement (see Note 7 – Commitments and Contingencies –Joint Development Agreement).

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

Pursuant to the JDA, on May 22, 2009 Schlumberger made a non-refundable payment of $300,000 to GHO and another $300,000 on the first anniversary of the JDA.  These moneys are non-refundable.  As of December 31, 2009, the Company recognized $180,000 of it as revenue, with the remaining $120,000 remaining on the accompanying consolidated balance sheet as deferred revenue.  On March 4, 2010, the Company received the second $300,000 payment from Schlumberger.  During the three and nine month periods ended September 30, 2010, the Company recognized $75,000 and $253,333, respectively, of it as revenue.  As of September 30, 2010, $166,667 remained on the accompanying consolidated balance sheet as deferred revenue.

Convertible Promissory Notes

Between April 2010 and September 30, 2010, the Company issued convertible promissory notes to various parties in exchange for $1,501,650 in cash.  Additionally, during the third quarter of 2010, the Company issued an additional convertible note in exchange for $100,000 of cash.  As of September 30, 2010 and December 31, 2009, convertible promissory notes payable consists of the following:

	2010	2009
Noninterest-bearing, unsecured convertible promissory notes	$1,601,650	$-
Less unamortized discount	44,088	-
Convertible promissory notes, net	$1,557,562	$-

As issued, these promissory notes were mandatorily convertible into our Series A Preferred Stock upon the earliest to occur of the attainment of a specified level of total financing or May 31, 2011.  Upon conversion, the note holder was to receive a number of shares of Series A Preferred Stock equal to the amount computed by dividing (1) the value of the note being converted by (2) the Series A financing selling price and a warrant for common stock.  When issued, the warrants are expected to have an exercise price equal to the par value of the Company’s common stock ($0.001). See note 8 for additional discussion.

At issuance, the Company discounted the notes at an imputed interest rate of 12% and recorded a debt discount in the amount of $100,600 which amount is being amortized as interest expense over the expected term of the notes.  Interest expense associated with the debt discount amortization totaled $39,750 and $56,511 for the quarter and nine months ended September 30, 2010.

NOTE 5 -  RELATED PARTY TRANSACTIONS

The Company engaged Clark Resources, Inc. (“Clark”), a governmental relations consulting firm located in Harrisburg, Pennsylvania, to provide consulting services with respect to governmental issues concerning permits and funding.  The Company has a monthly retainer agreement with Clark and for the nine months ended September 30, 2010 and 2009, and for the cumulative period July 12, 2002 (inception) to September 30, 2010, paid Clark Resources a total of $0, $15,000, and $169,670, respectively.  The president and CEO of Clark is Frederick A. Clark, who has served as a director of the Company since December 2006.  On March 8, 2010, Mr. Clark resigned as a member of the Board of Directors.

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

On September 4, 2008, the Company entered into a consulting agreement with Paul Sweeney for services relating to investor relations and other investment banking services.  On September 8, 2008, the Company issued 1,500,000 shares of its common stock to Mr. Sweeney valued at $1,440,000 for his consulting services.  The Company recorded an expense of $960,000, for the year ended December 31, 2009 and $480,000 for the year ended December 31, 2008 respectively in the consolidated statements of operations and comprehensive loss for the twelve month periods ended December 31, 2009.  The Company recorded an expense of $240,00 for the three months ended September 30, 2009 and $120,000 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 and September 30, 2008 the Company recorded expense of $960,000 and $120,000 respectively. Mr. Paul Sweeney has served as a director of the Company since August 2008.

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

Common stock financing

Between January 1, 2010 and September 30, 2010, the Company sold 1,835,922 shares of its common stock for $617,535 in cash.

During the year ended December 31, 2009, the Company issued 250,000 shares of common stock at an average of approximately $0.50 per share for a total of $125,830 in cash.  The issuance with a private investor and were sold at a discount on the market price.

Common stock issued for services to non-employees

During the nine months ended September 30, 2010, the Company issued an aggregate of 4,418,587 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $2,026,176, as that was deemed to be the more readily determinable value.  Included in the 4,418,587 shares of Common Stock issued to non-employees are 1,225,000 shares for services to be provided through December 2010.  The unamortized amount of prepaid services at September 30, 2010 is $161,125 (see Note 4).  The Company recorded $1,091,625 as general and administrative expenses related to the amortization of prepaid stock for services in the accompanying consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2010.  The Company also issued 1,400,000 shares of Common Stock valued at $882,000 to Eric Swain, a former CEO of the  Company as part of a severance agreement and 100,000 shares of Common Stock valued at $78,000 to Frank Pringle, another former CEO of the Company, as part of a severance agreement (see Note 7).

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

Warrants

During the period from July 19, 2002 (inception) to September 30, 2010, the Company granted two types of warrants: (a) Purchase warrants – sold in conjunction with the sale of common stock and (b) Compensation warrants – grants to non-employee consultants for services provided or to be provided.  Warrants issued in association with the sale of common stock have no related expense, and accordingly no effect on the Company’s results of operations. Fair value for each warrant is calculated using the Black-Scholes option-pricing model and a debit and credit is recorded to additional paid-in capital.

For Compensation warrants, the Company records the expense of options granted to non-employee consultants for services based on the estimated fair value of the warrants using the Black-Scholes option-pricing model on the grant date.  The Company believes that the estimated fair value of the warrants is more readily measurable than the fair value of services rendered.

The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions:

	2010	19-July-2002 (inception) to 30-September-2010

Dividend yield	0%	0%
Expected volatility	111%-137%	100% - 240%
Risk-free interest rate	0.84%-2.36%	0.78% - 4.97%
Expected life	2.93 years	0.5 - 7 years
Expected forfeiture rate	0%	0%

A summary of the status of the Company’s stock warrants for the nine month period ended September 30, 2010 is as follows:

	Warrants	Range of Exercise Price	Weighted Average Exercise Price

Balance at December 31, 2009	22,500,836	$.40 - $4.75	$2.71

Granted	2,820,002	$.45 - 1.30	.98
Cancelled – Warrants Exchanged for Shares of Common Stock	1,042,106	$.80 - 2.75	$1.93
Exercised	-

Balance at September 30, 2010	24,278,732	$.40 - $4.75	$2.54

Exercisable at September 30, 2010	13,119,325		$1.77

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at 9/30/10	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable 9/30/10	Weighted Average Exercise Price
$0.40	200,000	2.52	$0.40	200,000	$0.40
$0.45	150,000	1.44	$0.45	150,000	$0.45
$0.58	850,000	2.05	$0.58	600,000	$0.58
$0.85	200,000	1.14	$0.85	200,000	$0.85
$1.02	60,000	3.42	$1.02	60,000	$1.02
$1.04	30,000	3.49	$1.04	30,000	$1.04
$1.10	225,000	1.75	$1.10	225,000	$1.10
$1.18	1,400,000	4.03	$1.18	900,000	$1.18
$1.30	420,002	1.30	$1.30	420,002	$1.30
$1.35	20,000	3.12	$1.35	20,000	$1.35
$1.50	300,000	1.35	$1.50	300,000	$1.50
$2.00	9,837,782	0.28	$2.00	9,837,782	$2.00
$2.25	25,000	2.98	$2.25	25,000	$2.25
$2.50	60,041	0.25	$2.50	60,041	$2.50
$2.63	6,000	2.36	$2.63	6,000	$2.63
$2.75	5,382,440	0.28	$2.75	76,500	$2.75
$2.83	9,000	2.64	$2.83	9,000	$2.83
$4.00	1,397,600	0.25	$4.00	-	$4.00
$4.75	3,705,867	0.25	$4.75	-	$4.75

	24,278,732		$2.54	13,119,325	$1.77

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

Purchased warrants

During the nine months ended September 30, 2010, the Company issued warrants to purchase 307,694 shares of Common Stock at $1.30 per share to three individuals in conjunction with the sale of Common Stock.  These warrants expire January 22, 2012.  During the year ended December 31, 2009 no purchase warrants were issued in conjunction with the sale of common stock.

CRC and Mobilestream Warrants (Derivative Liabilities)

In conjunction with the CRC Acquisition Agreement and the Mobilestream Acquisition Agreement (together, “the 2006 Acquisition Agreements”) (see Note 1 – Nature of Business and Basis of Presentation), the Company issued common stock purchase warrants (“Acquisition Warrants”).   The Acquisition Warrants consisted of 3,908,340 Carbon Recovery Class B Acquisition Warrants (“Class B Warrants”), 1,397,600 Carbon Recovery Class D Acquisition Warrants (“Class D Warrants”), 1,397,800 Carbon Recovery Class E Acquisition Warrants (“Class E Warrants”)  and 27,205,867 Mobilestream Acquisition Warrants, of which 23,500,000 Mobilestream Acquisition Warrants were issued directly to Mr. Frank Pringle and on October 23, 2007, the Company cancelled the 23,500,000 Mobilestream Acquisition Warrants which were voluntary return to the Company by Mr. Pringle.  The Class B Warrants and the Class D Warrants each have an exercise price of $2.75 and had an original expiration date of September 21, 2007.   The Class  E warrants have an exercise price of $4.00 and had an original expiration date of September 21, 2007.  The Mobilestream Acquisition Warrants have an exercise price of $4.75 and had an original expiration date of December 31, 2007.  On September 21, 2007, the Board of Directors extended the expiration date of all of the Acquisition Warrants to December 31, 2007 and on December 31, 2007, the expiration date was further extended until December 31, 2008.  In November 2008, the Board of Directors amended the expiration date to 120 days subsequent to the effective date of a successful registration statement filed with the SEC covering the Acquisition Warrants.   On July 13, 2009, the Board of Directors extended the expiration date of all of the Acquisition Warrants to March 31, 2010.  As of September 30, 2010 and through the date of this filing, the Company has not had registration statements with respect to any of the Acquisition Warrants declared effective by the SEC.  On January 19, 2010 the Board of Directors again extended the expiration date of all the Acquisition Warrants to December 31, 2010.

Compensation warrants

Between January 1, 2010 and September 30, 2010, the Company issued 962,308 common stock warrants to various vendors for services rendered or for services to be rendered.  The warrants have an exercise price ranging from $.58 to $1.30 and all warrants expire within thirty months from date of issuance.

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

On October 1, 2008, the Company granted a non-employee 300,000 common stock warrants as a portion of the payment for services to be performed.  These warrants have an exercise price of $2.00, and 100,000 warrants vest on each of the following dates: June 10, 2009, January 10, 2010 and June 10, 2010. An expense of $102,285 was recorded for each of the four consecutive quarters starting with the quarter ended December 31, 2008 through September 30, 2009, to general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2008 and 2009.

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

A summary of the status of the Company’s outstanding employee stock options as of September 30, 2010 is as follows:

	Number of Option Shares	Weighted Average Exercise price	Number of Vested Option shares
Outstanding at December 31, 2008	5,200,000	$1.17	1,200,000
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	(2,000,000)	$1.18	-
Outstanding at December 31, 2009	3,200,000	$1.17	3,200,000
Granted	-	$-	-
Exercised	-	$-	-
Forfeited/expired	-	$-	-
Outstanding at September 30, 2010	3,200,000	$1.17	3,200,000

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

Rent expense for the nine months ended September 30, 2010 and 2009, and for the cumulative period July 19, 2002 (inception) to September 30, 2010, was approximately $231,276, $138,469, and $630,276, respectively.

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

On November 12, 2008, the Company entered into a severance agreement with Pringle, and 888 Corporation, a New Jersey corporation owned directly or indirectly by Pringle (the "Severance Agreement").  The Severance Agreement replaces a prior consulting agreement with 888 Corporation, which was approved by the Board of Directors on May 21, 2008.  Pursuant to the Severance Agreement, the Company has agreed to pay Pringle $200,000 per year for the six-year period commencing on January 1, 2009 subject to Pringle and 888 Corporation’s continued compliance with the terms of the Severance Agreement. Pursuant to the Severance Agreement, Pringle returned 225,000 shares of the Company’s common stock previously issued to him, and he resigned as a member of the Company's Board of Directors and in all other capacities. Pringle also agreed to restrict the amount of shares of the Company’s common stock that he or his affiliates may sell to during certain periods of 2009 and an aggregate of 250,000 shares of the Company’s common stock in any three-month period beginning August 1, 2009.  The foregoing restrictions remain in place until Pringle has less than 5,000,000 shares of Company’s common stock. Any transfers by Pringle in accordance with the foregoing restrictions remain subject to the Company's right of first refusal to purchase the stock.  The Severance Agreement also provides for: (i) the immediate termination of the consulting agreement between the Company and 888 Corporation dated as of January 1, 2008 (though the Company has agreed to pay 888 Corporation the remainder of any payments otherwise due them through December 31, 2008); (ii) a nine year non-compete and non-solicitation agreement from Mr. Pringle; (iii) certain representations, warranties and covenants from Pringle and associated indemnification obligations; and (iv) mutual general releases and non-disparagement provisions.   During 2008, the Company recorded a charge in the amount of $1,200,000 to expense related to the Severance Agreement.  The Company’s pledge of its pending patents as collateral for the payments to Pringle was eliminated.   On September 29, 2009, (i) the Company declined to exercise its right of first refusal to purchase a total of 950,000 shares from Mr. Pringle and (ii) the Company and Pringle agreed to amend the Severance Agreement with respect to the selling restrictions (the “Amendment”).  Pursuant to the Amendment, (i) Mr. Pringle agreed not to sell, assign, transfer, pledge or encumber more than 20,000 shares of the Company’s common stock per week commencing on September 28, 2009 and continuing for the following 78 weeks thereafter, (ii) any transfers of shares that Mr. Pringle agreed to make prior to September 28, 2009 would be made from the 950,000 shares that were permitted to be sold pursuant to the Severance Agreement prior to November 1, 2009 and (iii) in all other respects, the terms of the original Severance Agreement remain unchanged.   On January 7, 2010, the Company entered into an addendum to the Severance Agreement whereby the severance agreement was amended as follows:  (i) reduce the current monthly cash payments to $10,000 per month retroactively to December 2009, (ii) accruing the difference of $6,667 per month as a liability, (iii) in consideration for this forbearance the Company issued to Mr. Pringle, during January 2010, 100,000 shares of the Company’s common stock, (iii) agreed to pay 100% of Mr. Pringle’s health insurance coverage for the 12 month period covering 2010; (iv) once the Company has raised a total of $1.0 million dollars in new equity investments, the full payments to Mr. Pringle shall recommence as of the first month of the succeeding month and accrued liability shall be paid in six equal installments also beginning as of the first month of the succeeding month; (v) all restrictions of when Mr. Pringle can sell his stock are rescinded; (vi) the Company has had ample opportunity to investigate any claims of Mr. Pringle or a Pringle related party for which an offset would be made.  In May 2010 the Company has raised a total of $1.0 million dollars in new financing, consequently the full payments to Mr. Pringle shall recommence at $16,666 per month and the accrued liability will begin to be paid in six equal installments.

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

As of September 30, 2010, the Company had not achieved any of the milestone levels.

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

Mr. Ken Kinsella, the Company’s Chief Executive Officer : When milestone 1 objective is achieved Mr. Ken Kinsella will receive:
(i)	a compensation package of $300,000 a year, this compensation includes a salary of $277,200 per ______year, car allowance of $900 per month and a living allowance of $1,000 per month,
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

On July 6, 2009, the Board of Directors approved the appointment of Mr. Peter A. Worthington as its Interim Chairman of the Board and to the position of Chief Executive officer of the Company.  Mr. Worthington has been a member of the Board of Directors since August 13, 2008.  Mr. Worthington received no compensation for being interim chairman of the Board and CEO of the Company, other than being reimbursed for living and travel expenses.  The Company did accrue an expense of $45,000 for potential compensation to be agreed upon which was recorded the statement of operations as of December 31, 2009.  On November 11, 2009, Mr. Worthington resigned from the position of CEO as well as from its Board of Directors, including as Interim Chairman of the Board.  On December 15, 2009, the Board approved 200,000 common stock options with an option price of $.40, are vested immediately and have expire of three years from date of issuance for his efforts as interim Chairman of the Board  and CEO.  As of December 31, 2009, the Company had accrued an expense of $45,000 for potential compensation to be agreed upon which was recorded the statement of operations as of December 31, 2009.   The Board also determined that Mr. Worthington was owed $45,000 as salary compensation which can be paid upon the Company reaching a milestone objective of the Company raising or having available $5.0 million dollars of capital infusion.

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

Joint Development Agreement (Schlumberger Agreement)

On April 23, 2009, Global Heavy Oil Corporation, a wholly-owned subsidiary of the Company (“GHO”), entered into a Joint Development Agreement (the “JDA”) with Schlumberger Technology Corporation and Schlumberger Holdings Limited (collectively, “Schlumberger”; together with GHO, the “JDA Parties”).  Pursuant to the JDA, the JDA Parties agreed to use reasonable efforts to collaborate in order to develop Surface Upgrading products and services in Heavy Oil oilfield operations (the “Products and Services”).  Surface Upgrading are processes and technologies using microwaves to increase the gravity of Heavy Oil above the surface of the Earth.  Heavy Oil is petroleum with an American Petroleum Institute gravity of 22.3 degrees or less.

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

Contemporaneous with the execution of the Purchase Order to the Company for an initial machine UAF shall have a “wait and see” period of 180 days from the date of license agreement to terminate that purchase order for the initial machine; but such right to terminate is dependent upon the Company’s failure, within 150 days from the date of the license agreement, to raise at least $3.4 million in additional equity capital. If the Company fails to achieve such financing, UAF shall have the right (but not the obligation) to terminate the Purchase order.  If UAF so elects to terminate the purchase order the Company has a 30 day period to repurchase this License and retain the existing Prototype Machine.  The repurchase and retention price shall be $1.7 million.  If the repurchase/retention is not timely accomplished by the Company, its option to repurchase/retain shall be null and void and then UAF will retain the license and will have the right to foreclose on the collateral under the security agreement and take immediate and exclusive possession and ownership of the Existing Prototype Machine.

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

As of December 31, 2009 the Company and UAF was in the “wait and see” period and the Company was not in default and UAF had not terminated the purchase order.  No machine was built and delivered, consequently no activity was done that would allow the Company to recognize any revenue in 2009.   On July 26, 2010, the Company issued a notice of default to UAF as a result of UAF's failure to issue the Equity Interests and make the required Purchase Price payments pursuant to the terms of the License Agreement and Purchase Order.  UAF had 60 days from the date of the Default Notice to cure such breach.  The 60 day time frame elapsed as of September 26, 2010 thereby terminating the License Agreement, Purchase Order, and UAF's lien pursuant to the Security Agreement.  As a result of these events, in September 2010, the Company recognized as revenue the $750,000 that was previously reported as a royalty advance.  The Company has not recognized the 20% interest in UAF since UAF has not shared and will not share their financial statements and since we do not have any significant control over UAF the value of this potential asset is undeterminable.

On March 15, 2010 the company and UAF agreed to extend the notice, demand, and default provision dates on the agreements to 120 days from the date of the addendum.

This agreement has been cancelled and the outcome of the cancellation will be determined by the court system in Wake county North Carolina. A hearing is scheduled for May 1, 2011. See note 8 for additional discussion.

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

NOTE 8 -    SUBSEQUENT EVENTS

Between October 1, 2010 and December 31, 2010, the Company has received approximately $178,000 in cash in exchange for numerous convertible promissory notes payable.  These convertible promissory notes were identical to the promissory notes issued during the second and third quarters of 2010 as more fully described in Note 4 above.  In December 2010, all of the promissory notes were amended and restated to clarify the level of funding required as a condition of conversion and removing the requirement that the notes mandatorily convert upon attainment of a specified level of funding.  Concurrent with the amendment and restatement of the notes, the Company issued the note holders warrants equivalent to the number of warrants that were previously issuable upon the conversion of the notes into preferred stock.  Upon issuance of the warrants, in December 2010 the Company recorded approximately $1.0 million of interest expense associated with the beneficial conversion feature of the issued warrants.  As of March 12, 2011 approximately $1.5 million worth of theses convertible promissory notes, including approximately $1.2 million received prior to June 30, 2010, were converted into 6,229,997 shares of the Company’s preferred stock and the associated warrants were converted into 6,185,497 common shares.

Between October 1, 2010 and April 13, 2011, the Company raised $150,000  from various convertible notes payable. These convertible notes payable can be converted to common stock. 1,000,000 common stock warrants were issued with these convertible notes. The warrants have an exercise price of $.25 all warrants expire thirty months from date of issuance.

Between October 1, 2010 and April 13, 2011, the Company issued 3,309,306 shares of common stock for services.

On December 28, 2010 the Company executed $1.6 million revolving line of credit.  The line of credit matures June 30, 2011 and secured by the company’s assets. As of April 13, 2011 there was $805,664 outstanding on the line of credit.

During the fourth quarter of 2010, the Company received from UAF a notice of termination (the “Termination Notice”) of the License Agreement and Purchase Order and a notice of foreclosure (“Foreclosure Notice”) in connection with the Security Agreement.  The Company believes that, for a number of reasons, pursuant to the terms of the License Agreement and all related agreements, the Termination Notice and Foreclosure Notice are invalid. On July 26, 2010, the Company issued a notice of default (“Default Notice”) to UAF as a result of UAF's failure to issue the Equity Interests and make the required Purchase Price payments pursuant to the terms of the License Agreement and Purchase Order.  UAF has 60 days from the date of the Default Notice to cure such breach.  If UAF has not cured the breach within the 60 day time frame the Default Notice serves as notice of termination by the Company of the License Agreement and Purchase Order. Upon such termination UAF's lien pursuant to the Security Agreement would terminate.  There are no assurances as to whether UAF will cure the breach, or whether UAF will recognize and honor the Default Notice or seek to enforce its Termination Notice and Foreclosure Notice, which the Company believes are invalid. We cannot predict the outcome of this dispute.

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

On February 28, 2011, UAF filed a complaint in the state of North Carolina General Court of Justice in Wake County (1) for breach of contract, alleging damages in the amount of $1,713,000; (2) seeking possession of the Company’s prototype or in the alternative, damages for its conversion; (3) treble damages and attorney’s fees as a result from an alleged violation of the Uniform Fraudulent Act; (4) the  appointment of a receiver and (5) seeking a preliminary injunction enjoining the Company and its insiders, employees and or/agents from transferring or disposing of any property or assets of the Company including patents or its prototype. Additionally, on March 3, 2011, UAF filed a temporary restraining order (the “Restraining Order”) in the state of North Carolina in the General Court of Justice in Wake County restraining the Company from selling, disposing, moving or relocating any of the Company’s assets.  The Restraining Order is in effect for ten (10) days from March 3, 2011.

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

We have no manufacturing capability of our own. Accordingly, we entered into an agreement with Ingersoll Production Systems for research on and the manufacture of our machines. In October 2008, we completed our first commercial prototype machine that uses our Technology for decomposing tires, named “Patriot-1,” at the Ingersoll Production Systems facility in Rockford, Illinois. As of March 31, 2010, the Rockford facility was closed.  As of September 2, 2010, the prototype has been moved to a new facility located in Morrisville, North Carolina.  The prototype is being tested initially to apply our Technology to the decomposition of tires as waste and to retrieve commercially viable components therefrom in the form of carbon, liquid hydrocarbons and gas which can be converted to electricity and gas. We use our prototype primarily to confirm and refine the principles that will be utilized in commercial scale operations of our Technology. We also use it to test various feedstocks, materials that can benefit from the application of our Technology, prior to releasing processes for production. The prototype will also be used on a limited basis with a goal to show customers that the process works as applied to a specific feedstock and is viable for commercialization.

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

On February 28, 2011, UAF filed a complaint in the state of North Carolina General Court of Justice in Wake County (1) for breach of contract, alleging damages in the amount of $1,713,000; (2) seeking possession of the Company’s prototype or in the alternative, damages for its conversion; (3) treble damages and attorney’s fees as a resulting from an alleged violation of the Uniform Fraudulent Act; (4) the  appointment of a receiver and (5) seeking a preliminary injunction enjoining the Company and its insiders, employees and or/agents from transferring or disposing of any property or assets of the Company including patents or its prototype. Additionally, on March 3, 2011, UAF filed a temporary restraining order (the “Restraining Order”) in the state of North Carolina in the General Court of Justice in Wake County restraining the Company from selling, disposing, moving or relocating any of the Company’s assets.  The Restraining Order is in effect for ten (10) days from March 3, 2011. The Restraining Order has temporarily been extended until a hearing in the Wake County courts scheduled  for May 2, 2011.

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

 As of the date of filing, no Rights have been exercised or become exercisable.

 Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

(A)	REVENUES

 The Company earned $825,000 in revenues from operations for the quarter ended September 30, 2010 as compared to $90,000 in revenues for the quarter ended September 30, 2009.

During the third quarter of 2009, the Company began recognizing revenue pursuant to the Joint Development Agreement discussed above.  Pursuant to the Joint Development Agreement, we received $300,000 on May 22, 2009 and $300,000 on March 4, 2010 which was recorded as deferred revenue at the time of receipt and is being recognized as revenue ratably over the term of the contact.  All of the revenue reported during 2009 and $75,000 of the revenue reported during the third quarter of 2010 relate to fees earned under this development agreement.  As of September 30, 2010, a balance of $166,667 remains in the deferred revenue account on the consolidated balance sheet.

As noted above, on October 14, 2009 the Company entered into a License Agreement with UAF, as amended by Amendment No. 1 to the License Agreement dated October 14, 2009 and received a one time license fee of $750,000 which the Company reported as a royalty advance on the consolidated balance sheet. On July 26, 2010, the Company issued a notice of default to UAF as a result of UAF's failure to issue the Equity Interests and make the required Purchase Price payments pursuant to the terms of the License Agreement and Purchase Order.  UAF had 60 days from the date of the Default Notice to cure such breach.  The 60 day time frame elapsed as of September 26, 2010 thereby terminating the License Agreement, Purchase Order, and UAF's lien pursuant to the Security Agreement.  As a result of these events, in September 2010, the Company recognized as revenue the $750,000 that was previously reported as a royalty advance.

(B)	TOTAL OPERATING EXPENSES

 Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were $1,489,423 for the three months ended September 30, 2010 compared to $5,500,599 for the three months ended September 30, 2009, a decrease of approximately $4,011,000 or approximately 73%.

 Changes in General and Administrative Expenses for the quarter ended September 30, 2010 versus the quarter ended September 20, 2009 were the following:

For the quarter ended September 30, 2010, general and administrative expenses decreased by approximately $4,020,000 for a total of approximately $1,132,000, as compared to approximately $5,152,000 for the quarter ended September 30, 2009.  The decrease in general and administrative expenses was primarily attributable to reductions in severance, consulting, and legal and professional fees.  Severance expense totaled $3.1 million during the third quarter of 2009 as compared to $0 during the third quarter of 2010.  The 2009 severance expense was due primarily to a severance liability accrual relating to Mr. Eric Swain the amount of approximately $3.1 million. Consulting expense decreased by $670,000 to $410,000 for the quarter ended September 30, 2010 compared to $1,080,000 for the same period in 2009.  Legal and professional fees decreased by $208,000 to $101,000 for the quarter ended September 30, 2010 compared to $309,000 for the same period in 2009. The 2009 period included significant accounting fees attributable to costs associated with the Company’s S-1 registration filings.

Research and development (“R&D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R&D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R&D costs for the three months ended September 30, 2010 and 2009 were $357,415 and $438,710, respectively.  The decrease of $81,295 as compared to the prior year’s fiscal quarter for the same period can be attributed primarily to a $48,000 decrease in salaries and wages expense and a $31,000 reduction in supplies expense due to a reduction in development activities following the Company’s Patriot I protype being completed and placed in service in June 2009.

(C)	OPERATING LOSS

Operating loss for the quarter ended September 30, 2010 was $664,423 compared to $5,500,599 for the three months ended September 30, 2009. The decrease in operating loss of $4,836,176 was primarily attributable to the decrease in general and administrative expenses as described above in paragraph (B) and the decrease in research and development expenses as well as the revenue from the Joint Development Agreement and UAF licensing agreements. The operating loss from July 19, 2002 (inception) to September 30, 2010 was approximately $60.9 million which was mostly attributable from the general and administrative expenses with only $1.2 million of offsetting revenue for this period.

(D)	OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains/(losses), change in fair value of derivative financial instruments and other income are included in other income (expense).  Total other expense was $15,056 for the three months ended September 30, 2010 compared to other income of $1,711,087 for the three months ended September 30, 2009.  The decrease of $1,726,143 is primarily due to the fair value change in the derivative financial instruments.

Interest expense for the three months ending September 30, 2010 and 2009 was $42,552 and $1,515, respectively. The increase of $41,037 in interest expense is primarily attributed to the 2010 period including $39,750 of debt discount amortization related to convertible promissory notes issued during the second and third quarters of 2010.

Interest income for the three months ending September 30, 2010 and 2009 was $9 and $1,742, respectively.

 At September 30, 2010 the change in the fair value of derivative financial instruments resulted in income of $27,487 for the period ended September 30, 2010 versus income of $1,713,449 for the period ended September 30, 2009, for a change of $1,685,962.

(E)	NET LOSS

 The net loss for the three months ended September 30, 2010 was $679,479 ($0.01 per share) compared to $3,789,512 ($0.06 per share) for the three months ended September 30, 2009, a change of $3,110,033.  The Company losses are attributable to significant expenditures as the Company is still in development stage.   As a development stage company that began operations in 2002, the Company has incurred approximately $47.9 million in cumulative total net losses from inception through September 30, 2010.

Results of Operations

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

(A)	REVENUES

 The Company earned $1,003,333 in revenues from operations for the nine months ended September 30, 2010 as compared to $90,000 in revenues for the nine months ended September 30, 2009.

During the third quarter of 2009, the Company began recognizing revenue pursuant to the Joint Development Agreement discussed above.   All of the revenue reported during 2009 and $253,000 of the revenue reported during the first nine months of 2010 are related to fees earned under this development agreement.

As noted above, on October 14, 2009 the Company entered into a License Agreement with UAF, as amended by Amendment No. 1 to the License Agreement dated October 14, 2009 and received a one time license fee of $750,000 which the Company reported as a royalty advance on the consolidated balance sheet. On July 26, 2010, the Company issued a notice of default to UAF as a result of UAF's failure to issue the Equity Interests and make the required Purchase Price payments pursuant to the terms of the License Agreement and Purchase Order.  UAF had 60 days from the date of the Default Notice to cure such breach.  The 60 day time frame elapsed as of September 26, 2010 thereby terminating the License Agreement, Purchase Order, and UAF's lien pursuant to the Security Agreement.  As a result of these events, in September 2010, the Company recognized as revenue the $750,000 that was previously reported as a royalty advance.

(B)	TOTAL OPERATING EXPENSES

 Total operating expenses consist of professional fees, investor relations and investment banking fees, other general and administrative expenses, and research and development costs.  Total operating expenses were $6,657,942 for the nine months ended September 30, 2010 compared to $11,507,240 for the nine months ended September 30, 2009, a decrease of approximately $4,849,299 or approximately 42%.

 Changes in General and Administrative Expenses for the nine months ended September 30, 2010 versus the nine months ended September 20, 2009 were the following:

For the nine months ended September 30, 2010, general and administrative expenses decreased by approximately $4,837,000 for a total of approximately $5,551,000, as compared to approximately $10,388,000 for the nine months ended September 30, 2009.  The decrease in general and administrative expenses was primarily attributable to reductions in severance, consulting, and legal and professional fees.  Severance expense totaled $3.1 million during the first three quarters of 2009 as compared to $360,000 during the first three quarters of 2010.  The 2009 severance expense was due primarily to a severance liability accrual relating to Mr. Eric Swain the amount of approximately $3.1 million. Consulting expense decreased by $1,307,000 to $1,488,000 for the nine months ended September 30, 2010 compared to $2,795,000 for the same period in 2009.  Legal and professional fees decreased by $551,000 to $487,000 for the nine months ended September 30, 2010 compared to $1,038,000 for the same period in 2009. The 2009 period included significant accounting fees attributable to costs associated with the Company’s S-1 registration filings and significant accounting fees due to additional audit work needed to be performed by our former auditors in connection with the reauditing and restatement of the Company’s previously issued financial statements (see the Company’s Current Report on Form 8-K filed on April 2, 2009).  The aforementioned decreases in general and administrative expenses were offset in part by increases in Board of Directors compensation expense, rent expense, and insurance expense.  Board compensation expense increased by $43,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily as a result of the issuance of 310,000 shares of common stock to directors during the first quarter of 2010 for their service on the Board.  Rent expense included in general and administrative expenses increased by $110,000 from $113,000 for the first nine months of 2009 to $223,000 for the first nine months of 2010.  Approximately, $34,500 of the increase relates to the early termination and forfeiture of the deposit at the Company’s former New Jersey facilities as well as approximately $52,000 of rent expense related to the Company’s new North Carolina headquarters.  Additionally, health insurance and liability insurance increase by approximately $63,000 and $91,000, respectively with regard to the first nine months of 2010 as compared to the first nine months of 2009.

Research and development (“R&D”) costs consist of all activities associated with the development and enhancement of products using the Company’s Technology.  R&D costs consist primarily of contract engineer labor and salaries of our in-house engineers, lab supplies used in testing and expenses of equipment used to test and develop our Technology.   Research and development costs are expensed when incurred.   R&D costs for the nine months ended September 30, 2010 and 2009 were $1,107,000 and $1,119,000, respectively.  The decrease of $12,000 as compared to the prior year for the same period can be attributed to a $177,000 increase in depreciation expense on the on the Patriot I protype unit placed in service in September 2009 resulting in 9 months depreciation during the 2010 period as compared to four months during the 2009 period.  This increase was offset in part by a $90,000 decrease in salaries and wages expense, a $50,000 reduction in consulting expense, and a $70,000 reduction in supplies and equipment expense resulting from the completion of the Company’s Patriot I protype during the second quarter of 2009.

(C)	OPERATING LOSS

Operating loss for the nine months ended September 30, 2010 was $5,654,609 compared to $11,417,240 for the nine months ended September 30, 2009. The decrease in operating loss of $5,762,631 was primarily attributable to the decrease in general and administrative expenses as described above in paragraph (B) and the decrease in research and development expenses as well as the revenue from the Joint Development Agreement and UAF licensing agreements.

(D)	OTHER INCOME (EXPENSE)

Interest expense, interest income, realized gains/(losses), change in fair value of derivative financial instruments and other income are included in other income (expense).  Total other expense was $134,426 for the nine months ended September 30, 2010 compared to other income of $1,547,262 for the nine months ended September 30, 2009.  The decrease of $1,681,688 is primarily due to the fair value change in the derivative financial instruments.

Interest expense for the nine months ending September 30, 2010 and 2009 was $60,701 and $9,124, respectively. The increase of $51,577 in interest expense is primarily attributed to the 2010 period including $56,511 of debt discount amortization related to convertible promissory notes issued during the second and third quarters of 2010.

Interest income for the nine months ending September 30, 2010 and 2009 was $317 and $115,729, respectively.

At September 30, 2010 the change in the fair value of derivative financial instruments resulted in expense of $74,042 for the period ended September 30, 2010 versus income of $1,460,684 for the period ended September 30, 2009, for a change of $1,534,726.

(E)	NET LOSS

 The net loss for the nine months ended September 30, 2010 was $5,789,035 ($0.08 per share) compared to $9,869,978 ($0.16 per share) for the nine months ended September 30, 2009, a change of $4,080,943.  The Company losses are attributable to significant expenditures as the Company is still in development stage.

OPERATING ACTIVITIES

 Net cash used in operating activities was $1,407,354 for the nine months ended September 30, 2010 compared to  $4,125,765   for the nine months ended September 30, 2009, a decrease of approximately $2,718,411.  As a development stage company that began operations in 2002, the Company has used net cash in operating activities of approximately $18.8 million from inception through September 30, 2010.

INVESTING ACTIVITIES

 Net cash provided by investing activities was $0 for the nine months ended September 30, 2010 and net cash provided by investing activities was $2,282,367 for the nine months ended September 30, 2009. Cash provided by investing activities for period ended September 30, 2009 was mainly the proceeds from the sales of the Company’s short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company had total current assets of approximately $236,000 and total current liabilities of approximately $3,400,000, resulting in negative working capital of $3,164,000. At September 30, 2010, the Company’s current assets consisted of $75,130 in cash and $161,125 in prepaid services. As a development stage company that began operations in 2002, the Company has incurred $47.9 million in cumulative total losses from inception through September 30, 2010.

 As of September 30, 2010, the Company had approximately $75,000 in cash and cash equivalents. The Company has taken extreme measures in reducing operating expenses, particularly payroll expenditures by reducing salaries and by cutting staff to bare minimum.  Our actual operations will be affected by reduction in our payroll and staff related matters. Technological or engineering difficulties are being solved by use of outside consultants. Due to the fact that the Company incurred substantial net losses for the cumulative period from July 19, 2002 (inception) to September 30, 2010 and that it currently has only a small revenue stream to support itself, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has been successful in obtaining the required cash resources by issuing stock and convertible promissory notes to service some of the Company’s operations for the nine month period ended September 30, 2010 and 2009. Net cash provided by(used in) financing activities was approximately $1,441,864 for the nine month period ended September 30, 2010 and ($35,922) for the nine month period ended September 30, 2009.  During the nine months ended September 30, 2010, the Company sold 1,835,922 shares of common stock for gross proceeds of $617,535.  The Company did not have any cash provided from financing activities for the three months ended September 30, 2009. Additionally, during the 2010 period, the Company borrowed $1,601,650 pursuant to various convertible promissory notes.  The Company did not sell any stock for cash for the three months period ended September 30, 2009, instead it used cash in the amount of $35,922 for payment on loans.

 During the nine months ended September 30, 2010, the Company issued an aggregate of 4,418,587 shares of common stock to non-employees for services to be performed under various agreements. The transactions were valued at the fair value of the common stock at the commitment date in the amount of $2,026,176, as that was deemed to be the more readily determinable value.  Included in the 4,418,587 shares of Common Stock issued to non-employees are 1,225,000 shares for services to be provided through December 2010.  The unamortized amount of prepaid services at September 30, 2010 is $161,125 (see Note 4).  The Company recorded $1,091,625 as general and administrative expenses related to the amortization of prepaid stock for services in the accompanying consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2010.  The Company also issued 1,400,000 shares of Common Stock valued at $882,000 to Eric Swain, a former CEO of the  Company as part of a severance agreement and 100,000 shares of Common Stock valued at $78,000 to Frank Pringle, another former CEO of the Company, as part of a severance agreement. In the nine months ended September 30, 2009, the Company issued 849,000 shares of common stock in payment of services valued at approximately $1.115 million.  $60,800 was recorded as expense in the statement of operations and comprehensive loss and $942,120 was recorded a prepaid expense.

Between January 1, 2010 and September 30, 2010, the Company issued 962,308 common stock warrants to various vendors for services rendered or for services to be rendered.  The warrants have an exercise price ranging from $.58 to $1.30 and all warrants expire within thirty months from date of issuance. Warrants issued for services were valued using the Black-Scholes option-pricing model, with expected volatility ranging from 111% to 137%, risk-free interest rate ranging from .84% to 2.36% and expect life of two years.   An expense of $328,287 [Q1=95,883 + Q2=91,993 + Q3=140,411] was recorded to the statement of operations and comprehensive loss for the nine months ended September 30, 2010 for the value of these warrants.  For the nine months ended September 30, 2009, the Company also granted 650,041 warrants with an average excise price of $1.30 for services rendered or to be performed. An expense of approximately $227,000 was recorded to the statement of operations and comprehensive loss for the value of these warrants.

CAPITAL RESOURCES

(A)   CAPITAL LEASES

 The Company leases certain phone and computer equipment under an agreement that is classified as a capital lease. The cost of equipment under capital leases is included in the balance sheets as part of property and equipment. The monthly lease payments are $1,293 per month, until June 2011.

(B)   OPERATING LEASES

The Company has four separate lease agreements.  The Company leases two separate facilities in New Jersey.  (i)  The lab and office space in New Jersey under a lease agreement that commenced June 1, 2006, the monthly lease payments were $5,000 per month and the lease expired on May 31, 2009. The Company entered into a new lease on May 12, 2009 to rent only a portion of the current space, the monthly lease payments are approximately $1,700 per month and the lease expires on May 31, 2012.  (ii) The Company also leased manufacturing space in Rockford, Illinois under a lease agreement that commenced May 1, 2008, the monthly lease payments are $2,703 per month and the lease expired on April 30, 2010.  (iii)  In October 2008, the Company entered into a new lease for new corporate headquarters office space in New Jersey, and a deposit of $47,500 was made in October 2008.  The Company moved into the 5,124 square feet of office space in March 2009.   The lease is for five years with monthly payments beginning at $6,567 per month and the lease expires April 2014.  (iv) The Company entered into a new lease for lab and office space in North Carolina in June of 2010.   The lease is for five years with monthly payments beginning at $13,613 per month and the lease expires June 2015.   With all leases, the Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.   In June of 2010, as a result of the North Carolina lab facility, the Company negotiated a settlement for the former R&D lab lease in Berlin, New Jersey; under the terms of this settlement the Company will pay $16,200 between July 1, 2010 and May 1, 2011.  On June 25, 2010 the leaseholder of the Mount Laurel, New Jersey exercised its right to the $47,500 letter of credit for delinquent payments of rent.  The Company has engaged a commercial real estate broker to market the in Mount Laurel New Jersey for sublet.

Rent expense for the periods ended September 30, 2010 and 2009, and for the cumulative period July 19, 2002 (inception) to September 30, 2010 was approximately $231,276, $138,470 and $630,276, respectively.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. During this evaluation, several material weaknesses were identified. As a result of the material weaknesses, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of September 30, 2010, the Company’s disclosure controls and procedures were not effective due to the following material weaknesses:

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

 Changes in Internal Control over Financial Reporting

            Except as described above, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

On February 28, 2011, UAF filed a complaint in the state of North Carolina General Court of Justice in Wake County (1) for breach of contract, alleging damages in the amount of $1,713,000; (2) seeking possession of the Company’s prototype or in the alternative, damages for its conversion; (3) treble damages and attorney’s fees as a resulting from an alleged violation of the Uniform Fraudulent Act; (4) the  appointment of a receiver and (5) seeking a preliminary injunction enjoining the Company and its insiders, employees and or/agents from transferring or disposing of any property or assets of the Company including patents or its prototype. Additionally, on March 3, 2011, UAF filed a temporary restraining order (the “Restraining Order”) in the state of North Carolina in the General Court of Justice in Wake County restraining the Company from selling, disposing, moving or relocating any of the Company’s assets.  The Restraining Order is in effect for ten (10) days from March 3, 2011.  The Restraining Order has temporarily been extended until a hearing in the Wake County courts scheduled for May 2, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2010, the Company issued an aggregate of 55,259 shares of Common Stock in connection with services rendered with a value equal to approximately $15,000. The securities were issued in connection with an exemption from registration provided by Section 4(2) of the Securities Act.

During the quarter ended September 30, 2010, the Company issued an aggregate of 3,900,000 shares of Common Stock in exchange for a subscription receivable. The funds for these shares were never received and the shares have been returned to the Company.

Private Placement

During the quarter ended September 30, 2010, the Company issued Convertible Promissory Notes, as amended in substantially the form attached hereto as Exhibit 4.1 (collectively, the “Notes“) in an aggregate principal amount equal to $298,644 pursuant to the terms and conditions of those Securities Purchase Agreements, as amended by Amendment No.1 to the Securities Purchase Agreement, in substantially the form attached hereto as Exhibit 10.1 (the “Purchase Agreement“) with certain investors (collectively, the “Investors“), in connection with a private placement offering of up to $2,000,000 (the “Offering“) in the Notes.  The Notes mature on May 31, 2011 (the “Maturity Date“) and, at the option of the lender, are convertible into shares of the Company’s Series A Preferred Stock (as defined below) at a conversion price equal to the “Series A Financing Selling Price“,  upon the earlier to occur of (1) the Maturity Date or (2) the date on which the Company has raised at least $1,000,000 (the “Minimum Amount Closing Date“) in the Offering (the “Conversion Date“). The Company has filed a Certificate of Designations a copy of which is attached hereto as Exhibit 3.2 (the “Certificate of Designations“), which designates 10,000,000 shares of the Company’s preferred stock, par value $0.001 per share (the “Series A Preferred Stock“), with such rights and designations as provided in the Certificate of Designations. As of the Conversion Date, the Investors are entitled to receive a number of shares of Series A Preferred Stock equal to (1) the principal amount of the Note divided by (2) the Conversion Price. Upon conversion of the Notes, the Company will also issue to the Investors, warrants, in the form attached hereto as Exhibit 4.2, to purchase the Company’s common stock, par value $.001 (the “Common Stock“), in an amount equal to the number of shares of the Company’s Series A Preferred Stock into which the Notes converted, with the exercise price of such warrants equal to the par value of the Common Stock ($0.001).  The Certificate of Designations provides that the Series A Preferred Stock are convertible into such number of shares of the Company’s Common Stock equal to the number that is (i) the number of Series A Preferred Shares to be converted multiplied by (x) the Original Purchase Price (which is defined as the applicable conversion price of the Series A Preferred Stock under the Notes) divided by (ii) the Conversion Price (which is defined as the Original Purchase Price as adjusted from time to time), then in effect.  The Series A Preferred Stock will vote together with the Common Stock as a single class, but the holders of Series A Preferred Stock will be entitled to ten (10) times the number of votes such holders would be entitled to on an as-converted basis.

During the quarter ended September 30, 2010, the Company issued Notes to Investors for an aggregate principal amount of approximately $298,644 convertible at the option of the lender, pursuant to the terms and conditions of the Company’s Series A Preferred Stock.  As of the date of the filing of this report, the Company has issued Notes to Investors for an aggregate principal amount of approximately $1.7 million.  As of April 14, 2011, approximately $1.5 million worth of theses convertible promissory notes were converted into 6,229,997 shares of the Company’s preferred stock and the associated warrants were converted into 6,185,497 common shares. The Company sold the Notes under the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No	Description

3.1
Articles of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, SEC File Number 333-149199 and incorporated herein by this reference.

3.2	Certificate of Designations, filed with the State of Nevada on May 28, 2010 filed as Exhibit 3.2 to the Company’s Form 10-Q filed on April 6, 2011.

3.3
Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.2(iii) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, SEC File Number 333-151584, filed on October 22, 2008.

4.1	Form of Amended and Restated Convertible Promissory Notes filed as Exhibit 4.1 to the Company Form 10-Q filed on April 6, 2011.

4.2	Form of Warrant issued in connection with Amended and Restated Convertible Promissory Notes filed as Exhibit 4.1 to the Company Form 10-Q filed on April 6, 2011.

10.1	Form of Securities Purchase Agreement, as amended pursuant to which the Company issued the Convertible Promissory Notes.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

GLOBAL RESOURCE CORPORATION

Date: April 14, 2011	By:	/s/ Ken Kinsella
Ken Kinsella
President and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer